Form 10-Q
period 2018-07-01
Arlo Technologies, Inc.
filed 2018-08-27
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2018.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                    to

Commission file number: 001-38618
ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-4061754
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

350 East Plumeria Drive San Jose, California 95134	95134
(Address of principal executive offices)	(Zip Code)
(408) 890-3900
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 74,247,250 as of August 17, 2018.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED COMBINED BALANCE SHEETS

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133	$108
Accounts receivable, net	111,113	157,680
Inventories	123,195	82,952
Prepaid expenses and other current assets	6,573	3,018
Total current assets	241,014	243,758
Property and equipment, net	12,389	3,883
Intangibles, net	3,585	4,348
Goodwill	15,638	15,638
Other non-current assets	3,440	2,193
Total assets	$276,066	$269,820
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,518	$20,711
Deferred revenue	25,833	34,072
Accrued liabilities	96,486	76,097
Total current liabilities	147,837	130,880
Non-current deferred revenue	16,556	13,332
Non-current income taxes payable	230	189
Total liabilities	164,623	144,401
Commitments and contingencies (Note 8)
Equity:
Net parent investment	111,443	125,419
Total equity	111,443	125,419
Total liabilities and equity	$276,066	$269,820
The accompanying notes are an integral part of these unaudited condensed combined financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per share data)
Revenue	$110,948	$79,194	$211,586	$140,997
Cost of revenue	82,654	62,482	154,239	107,932
Gross profit	28,294	16,712	57,347	33,065
Operating expenses:
Research and development	13,804	8,613	25,829	16,597
Sales and marketing	13,068	7,363	24,280	13,084
General and administrative	6,318	3,344	11,196	6,089
Separation expense	11,269	—	17,826	—
Total operating expenses	44,459	19,320	79,131	35,770
Loss from operations	(16,165)	(2,608)	(21,784)	(2,705)
Other income (expense), net	(1,369)	593	(794)	933
Loss before income taxes	(17,534)	(2,015)	(22,578)	(1,772)
Provision for income taxes	288	137	607	356
Net loss	$(17,822)	$(2,152)	$(23,185)	$(2,128)
Net loss per share:
Basic	$(0.29)	$(0.03)	$(0.37)	$(0.03)
Diluted	$(0.29)	$(0.03)	$(0.37)	$(0.03)
Weighted average shares used to compute net loss per share:
Basic	62,500	62,500	62,500	62,500
Diluted	62,500	62,500	62,500	62,500
The accompanying notes are an integral part of these unaudited condensed combined financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,185)	$(2,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,956	1,905
Stock-based compensation	1,899	1,352
Deferred income taxes	—	(132)
Changes in assets and liabilities:
Accounts receivable, net	47,395	4,322
Inventories	(40,620)	(22,610)
Prepaid expenses and other assets	(4,558)	461
Accounts payable	4,385	(8,511)
Deferred revenue	4,553	6,558
Accrued liabilities	5,396	2,731
Income taxes payable	41	488
Net cash used in operating activities	(2,738)	(15,564)
Cash flows from investing activities:
Purchases of property and equipment	(7,534)	(1,132)
Payments made in connection with business acquisition, net of cash acquired	—	(737)
Net cash used in investing activities	(7,534)	(1,869)
Cash flows from financing activities:
Net investment from parent	10,297	17,254
Net cash provided by financing activities	10,297	17,254
Net increase (decrease) in cash and cash equivalents	25	(179)
Cash and cash equivalents, at beginning of period	108	220
Cash and cash equivalents, at end of period	$133	$41

Non-cash investing activities:
Purchases and transfers of property and equipment	$2,166	$360
The accompanying notes are an integral part of these unaudited condensed combined financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
The Company

Arlo (“Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Its cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides users visibility, insight and a powerful means to help protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) - and primarily generates revenue by selling devices through retail channels, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases.

On February 6, 2018, NETGEAR announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo, then a wholly owned subsidiary of NETGEAR. Following a series of restructuring steps prior to the IPO of Arlo common stock, the Arlo business was transferred from NETGEAR to Arlo.

On August 2, 2018, NETGEAR and Arlo announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock at a price to the public of $16.00 per share. The IPO closed on August 7, 2018. The underwriters exercised an option to purchase an additional 1,532,250 shares of Arlo’s common stock to cover over-allotments prior to the closing of the IPO. Total net proceeds of approximately $174.8 million were raised from the IPO after deducting underwriting discounts and commissions and before offering costs. Estimated offering costs amounted to approximately $7.4 million, a portion of which will be paid by NETGEAR. Arlo’s common stock is listed on the New York Stock Exchange under the ticker symbol “ARLO.”

After the completion of the IPO, NETGEAR owns approximately 84.2% of the outstanding shares of Arlo’s common stock. Refer to Note 12, Subsequent Events, for details relating to the Company’s IPO and related transactions. NETGEAR has informed the Company that it currently intends, following the IPO and no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, to distribute the remaining shares of Arlo common stock held by NETGEAR to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by NETGEAR’s board of directors, and other customary requirements, and NETGEAR may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of NETGEAR or its stockholders.

Basis of Presentation

The condensed combined financial statements of Arlo have been derived from the consolidated financial statements and accounting records of NETGEAR as if Arlo had operated on a stand-alone basis during the periods presented and were prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Historically and during the periods presented, Arlo was reported as an operating segment within NETGEAR’s reportable segments and did not operate as a stand-alone company. Accordingly, NETGEAR historically reported the financial position and the related results of operations, cash flows, and changes in equity of Arlo as a component of NETGEAR’s consolidated financial statements.

The condensed combined financial statements are presented as if Arlo had been carved out of NETGEAR for all periods presented. Prior to the completion of the IPO, certain assets and liabilities presented have been transferred to Arlo at carry-over (historical cost) basis.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Arlo was historically funded as part of NETGEAR’s treasury program. Cash and cash equivalents were primarily centrally managed through bank accounts legally owned by NETGEAR. Accordingly, Cash and cash equivalents held by NETGEAR at the corporate level were not attributable to Arlo for any of the periods presented. Only cash amounts legally owned by entities dedicated to the Arlo business are reflected in the condensed combined balance sheets. Transfers of cash, both to and from NETGEAR’s treasury program, are reflected as a component of Net parent investment in the condensed combined balance sheets and as a financing activity on the accompanying condensed combined statements of cash flows.

As the functional departments that make up Arlo were not historically held by a single legal entity, total Net parent investment is shown in lieu of equity in the condensed combined financial statements. Balances between Arlo and NETGEAR that were not historically cash settled are included in Net parent investment. Balances between Arlo and NETGEAR that were historically cash settled are included in Prepaid expenses and other current assets and Accrued liabilities on the condensed combined balance sheets. Net parent investment represents NETGEAR’s interest in the recorded assets of Arlo and represents the cumulative investment by NETGEAR in Arlo through the dates presented, inclusive of operating results.

The operating results of Arlo have historically been disclosed as a reportable segment within the consolidated financial statements of NETGEAR enabling identification of directly attributable transactional information, functional departments, and headcount. The condensed combined balance sheets were primarily derived by reference to one, or a combination, of Arlo transaction-level information, functional department, or headcount. Revenue and Cost of revenue, with the exception of channel sales incentives, were derived from transactional information specific to Arlo products and services. Directly attributable operating expenses were derived from activities relating to Arlo functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from NETGEAR. The allocated costs for corporate functions included, but were not limited to, executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Arlo level. These costs were allocated on a basis of revenue, headcount, or other measures Arlo has determined as reasonable.

Arlo employees also historically participated in NETGEAR’s stock-based incentive plans, in the form of restricted stock units (“RSUs”), stock options, and purchase rights issued pursuant to NETGEAR’s employee stock purchase plan. Stock-based compensation expense has been either directly reported by or allocated to Arlo based on the awards and terms previously granted to NETGEAR’s employees.

The condensed combined statements of operations of the Company as presented reflect allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. These allocations are primarily reflected within operating expenses in the condensed combined statements of operations. The amount of these allocations from NETGEAR was $16.8 million for the three months ended July 1, 2018, which included $5.1 million for research and development, $5.4 million for sales and marketing, and $6.3 million for general and administrative expense. Allocations amounted to $9.4 million for the three months ended July 2, 2017, which included $3.0 million for research and development, $3.0 million for sales and marketing, and $3.4 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million for the six months ended July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Allocations amounted to $16.3 million for the six months ended July 2, 2017, which included $5.0 million for research and development, $5.2 million for sales and marketing, and $6.1 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by, Arlo during the periods presented. Nevertheless, the condensed combined financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo's results of operations, financial position, and cash flows had Arlo been a stand-alone company during the periods presented.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

During the periods presented in the condensed combined financial statements, the operations of Arlo are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by NETGEAR, where applicable. Income tax expense and other income tax related information contained in the condensed combined financial statements are presented on a separate return basis as if Arlo had filed its own tax returns. The income taxes of Arlo as presented in the condensed combined financial statements may not be indicative of the income tax liabilities that Arlo will incur in the future. Additionally, certain tax attributes such as net operating losses or credit carryforwards are presented on a separate return basis, and accordingly, may differ in the future. In jurisdictions where Arlo has been included in the tax returns filed by NETGEAR, any income tax receivables resulting from the related income tax provisions have been reflected in the balance sheets within Net parent investment.

These condensed combined financial statements and accompanying notes should be read in conjunction with the audited combined financial statements and accompanying notes for the year ended December 31, 2017 included in the prospectus filed with the SEC on August 6, 2018 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In the opinion of management, these condensed combined financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the condensed combined financial statements for interim periods.

Fiscal periods
The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
Use of estimates
The preparation of these condensed combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ materially from those estimates and operating results for the six months ended July 1, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future period.

Note 2.	Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies from those disclosed in the Prospectus.

Recent accounting pronouncements

Emerging Growth Company Status

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless the Company otherwise irrevocably elects not to avail itself of this exemption. The Company did not make such an irrevocable election and chose to use this extended transition period under the JOBS Act. Thus, the effective dates discussed below reflect the delayed adoption dates applicable to private companies.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Accounting Pronouncements Recently Adopted

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The revenue recognition requirements in Accounting Standards Codification Topic 605 (“ASC 605”), Revenue Recognition, is superseded by ASC 606. ASC 606 requires the recognition of revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance should be applied either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application (modified retrospective method). The guidance is required to be adopted in the first fiscal quarter of 2019 and early adoption is permitted. On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. Refer to Note 2, Revenue Recognition for further details.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is required to be adopted in the first fiscal quarter of 2019 with early adoption permitted. The Company elected to adopt the new standard on January 1, 2018 (when it became effective for public companies that are not emerging growth companies). There was no impact on the Company’s condensed combined financial position, results of operations, or cash flows as a result of the adoption.

Accounting Pronouncements Not Yet Effective

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The liability will be equal to the present value of lease payments while the right-of-use asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. ASU 2016-02 will be applied using a modified retrospective transition method and is effective for the Company in the first fiscal quarter of 2020 (or the first fiscal quarter of 2019 should the Company cease to be classified as an EGC), with early adoption permitted. The Company does not expect to early adopt the new guidance. The Company has appointed a project team which is in the process of evaluating the impact the new standard will have on its condensed combined financial statements. The Company has identified the existing population of leases, including embedded leases, and is in the process of reviewing the identified lease contracts. In addition, the Company has selected lease accounting software to assist with the implementation. The Company expects to complete the impact assessment process by the end of fiscal year 2018 and to complete the adoption process, including adding procedures, implementing lease accounting software, and evaluating necessary disclosures, prior to the first fiscal quarter of 2019.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2021 (or the first fiscal quarter of 2020 should the Company cease to be

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

classified as an EGC), with early adoption permitted. The Company continues to assess the potential impact of the new guidance, but does not expect it to have a material impact on its financial position, results of operations, or cash flows.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, or cash flows.

Note 3.	Revenue Recognition

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of Net parent investment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605). The adoption had an impact of ($3.1) million to the opening balance of Net parent investment. The adoption did not have a material impact to the nature and timing of the Company's revenues and cash flows. Refer to the tables below for the impacts of adopting ASC 606 on the Company’s balance sheet as of July 1, 2018 and statement of operations for the three and six months ended July 1, 2018.
The majority of sales revenue continues to be recognized when control of the product transfers to a customer upon shipment or delivery. The primary impact of adopting ASC 606 relates to the establishment of liability estimates for channel rebates and discounts upon revenue recognition on the basis of customary business practice. Under ASC 606, the Company is required to account for rebates and discounts ahead of commitment date if customary business practice creates an implied expectation that such activities will occur in the future. The Company utilizes channel rebates and discounts to stimulate end user demand. Consequently, this change in guidance results in an adjustment to the statement of financial position to accelerate the recording of liabilities for yet to be committed channel marketing rebates and discounts upon adoption. Further, under ASC 606, deferred revenue balances are to be booked at an amount that reflects only the amounts expected to be received for future obligations. As such, an adjustment was made to allocate variable consideration to deferred revenue. Additionally, the balance sheet presentation of certain reserve balances previously shown net within Accounts receivable are now presented as refund liabilities within Accrued liabilities and deferrals for undelivered shipments with destination shipping terms are now removed from receivables and deferred revenue.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s condensed combined balance sheet for the fiscal year beginning January 1, 2018 as an adjustment to the opening balances:

	As of	Adjustments	As of
	December 31, 2017		January 1, 2018
	(In thousands)
Assets:
Accounts receivable, net	$157,680	$827	$158,507
Inventories	$82,952	$(377)	$82,575
Other non-current assets	$2,193	$244	$2,437
Liabilities:
Accounts payable	$20,711	$(48)	$20,663
Deferred revenue	$34,072	$(9,326)	$24,746
Accrued liabilities	$76,097	$13,370	$89,467
Non-current deferred revenue	$13,332	$(241)	$13,091
Equity:
Net parent investment	$125,419	$(3,061)	$122,358
The following table summarizes the impacts of adopting ASC 606 on the Company’s condensed combined balance sheet as of July 1, 2018:

	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$111,113	$(4,796)	$106,317
Inventories	$123,195	$347	$123,542
Other non-current assets	$3,440	$(280)	$3,160
Liabilities:
Accounts payable	$25,518	$14	$25,532
Deferred revenue	$25,833	$5,536	$31,369
Accrued liabilities	$96,486	$(16,422)	$80,064
Non-current deferred revenue	$16,556	$689	$17,245
Equity:
Net parent investment	$111,443	$5,454	$116,897

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s condensed combined statement of operations for the three and six months ended July 1, 2018:

	Three Months Ended			Six Months Ended
	As reported	Adjustments	Balance without adoption of ASC 606	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Revenue	$110,948	$219	$111,167	$211,586	$2,459	$214,045
Cost of revenue	$82,654	$(37)	$82,617	$154,239	$30	$154,269
Gross profit	$28,294	$256	$28,550	$57,347	$2,429	$59,776
Provision for income taxes	$288	$115	$403	$607	$36	$643
Net loss	$(17,822)	$141	$(17,681)	$(23,185)	$2,393	$(20,792)

Revenue Recognition Accounting Policy Under ASC 606

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The majority of revenue comes from sales of hardware products to customers (retailers, distributors, and service providers). Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

The Company sells subscription paid services to its end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized on a ratable basis over the contract term, beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, the Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.
Revenue from all sales types is recognized at transaction price, the amount the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical data, channel inventory levels, current economic trends, and changes in customer demand for the Company’s products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Contracts with Multiple Performance Obligations
Some of the Company’s contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, various subscription services, and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software in most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Basic service that is included with certain hardware products is considered distinct and therefore the hardware and service are treated as separate performance obligations.
After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. For the Company, standalone selling price of the hardware is directly observable from add-on camera and base station sales. Standalone selling price of the service is estimated using an adjusted market approach.
Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. For the Company, the revenue attributable to hardware is recognized at shipping or delivery at the time control of the product transfers to the customer. The transaction price allocated to the service is recognized over the estimated useful life of the hardware, beginning when the customer is expected to activate their account. Useful life of the hardware is determined by industry norms, frequency of new model releases, and user history.

Warranties

Sales of hardware products regularly include warranties to end customers that cover bug fixes, minor updates such that the product continues to function according to published specifications in a dynamic environment, and phone support. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified for one or more years. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranties is accrued as an expense in accordance with authoritative guidance.

Shipping and Handling
Shipping and handling fees billed to customers are included in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in Sales and marketing expenses. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products.

Shipping and handling costs associated with outbound freight totaled $0.9 million and $0.6 million for the three months ended July 1, 2018 and July 2, 2017, respectively, and $1.8 million and $1.1 million for the six months ended July 1, 2018 and July 2, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted and that are scheduled or in the process of being scheduled for shipment.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 1, 2018:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$37,738	$10,194	$6,691	$54,623
Contract Costs
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of July 1, 2018, deferred commissions were not significant.
Contract Balances
The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the condensed combined balance sheets.
Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the changes in contract balances for the six months ended July 1, 2018:

	Balance Sheet Location	July 1, 2018	January 1, 2018(*)	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$111,113	$158,507	$(47,394)	(29.9)%
Contract liabilities - current	Deferred revenue	$25,833	$24,746	$1,087	4.4%
Contract liabilities - non-current	Non-current deferred revenue	$16,556	$13,091	$3,465	26.5%
_________________________
* Includes the adjustments made to those contracts which were not completed at the date of ASC 606 adoption using the modified retrospective method.

For the six months ended July 1, 2018, contract liabilities increased primarily as a result of increased sales of products containing multiple performance obligations, where cash payments are received or due in advance of satisfying the service related performance obligation.

For the six months ended July 1, 2018, $22.1 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue and $17.5 million of revenue was recognized for the satisfaction of performance obligations over time. $14.0 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 10, Segment and Geographic Information, for revenue by geography.

Note 4.	Business Acquisition
Placemeter, Inc.
On November 30, 2016, the Company acquired Placemeter, a computer vision analytics company, for total purchase consideration of $9.6 million. The Company believes that Placemeter’s engineering talent will add substantial value to the Arlo smart security team, and that Placemeter’s proprietary computer vision algorithms will help to build leading video analytics solutions for the Arlo platform.
The Company paid $8.8 million of the aggregate purchase price in the fourth fiscal quarter of 2016 and paid the remaining $0.8 million in the first fiscal quarter of 2017. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting.
The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$8
Accounts receivable	11
Prepaid expenses and other current assets	130
Property and equipment	83
Intangibles	6,000
Goodwill	3,742
Accounts payable	(40)
Accrued liabilities	(74)
Deferred tax liabilities	(308)
Total purchase price	$9,552
The $3.7 million of goodwill recorded on the acquisition of Placemeter is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized is primarily attributable to expected synergies resulting from the acquisition.
In connection with the acquisition, the Company recorded $0.3 million of deferred tax liabilities net of deferred tax assets. The deferred tax liabilities were recorded for the book basis of intangible assets for which the Company has no tax basis. The deferred tax liabilities are reduced by the tax benefit of the net operating losses as of the date of the acquisition after consideration of limitations on their use under U.S. Internal Revenue Code section 382.
The Company designated $5.5 million of the acquired intangibles as software technology and a further $0.2 million of the acquired intangibles as a video library database. The valuations were derived using the replacement cost method, with consideration given to the estimated time, investment and resources required to recreate the acquired intangibles. A discount rate of 15.0% was used in the valuation of each intangible. The acquired intangibles are being amortized over an estimated useful life of four years.
The Company designated $0.3 million of the acquired intangibles as non-compete agreements. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

attributable to the non-compete agreements and discounted at 20.0%. The acquired agreements are being amortized over an estimated useful life of three years.
Pro forma financial information
The unaudited pro forma financial information in the table below summarizes the combined results of the Company’s operations and those of Placemeter for the periods shown as though the acquisition of Placemeter occurred as of January 1, 2016. The pro forma financial information for the periods presented includes the accounting effects of the business combination, including adjustments to acquisition-related costs, integration expenses and related tax effects of these adjustments, where applicable. This pro forma financial data is for informational purposes only, is subject to a number of estimates, assumptions and other uncertainties, and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2016.
The unaudited pro forma financial information is as follows (in thousands):

Year Ended December 31, 2016
Revenue	$184,744
Net loss	(18,258)

Note 5.	Balance Sheet Components

Accounts receivable, net

	As of
	July 1, 2018		December 31, 2017
	(In thousands)
Gross accounts receivable	$111,320		$164,157
Allowance for doubtful accounts	(207)		(207)
Allowance for sales returns	—	*	(5,868)
Allowance for price protection	—	*	(402)
Total allowances	(207)		(6,477)
Total accounts receivable, net	$111,113		$157,680
_________________________
* Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 3. Revenue Recognition, for additional information on the adoption impact.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

The condensed combined balance sheets include the property and equipment specifically identifiable to Arlo’s business. The components of property and equipment are as follows:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Machinery and equipment	$8,290	$6,067
Computer equipment	4,798	50
Software	2,791	180
Leasehold improvements	548	530
Furniture and fixtures	408	443
Total property and equipment, gross	16,835	7,270
Accumulated depreciation and amortization	(4,446)	(3,387)
Total property and equipment, net	$12,389	$3,883

Depreciation and amortization expense pertaining to property and equipment was $0.7 million and $1.2 million for the three and six months ended July 1, 2018 and $0.4 million and $0.8 million for the three and six months ended July 2, 2017. Allocated depreciation expense from NETGEAR was $0.5 million and $1.2 million for the three and six months ended July 1, 2018 and $0.5 million and $0.9 million for the three and six months ended July 2, 2017. The condensed combined statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR. Refer to Note 1, The Company and Basis of Presentation, for detailed disclosures regarding the methodology used for corporate expense allocation.

Intangibles, net

	As of July 1, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(6,477)	$3,323	$9,800	$(5,790)	$4,010
Customer contracts and relationships	1,400	(1,400)	—	1,400	(1,400)	—
Other	800	(538)	262	800	(462)	338
Total intangibles, net	$12,000	$(8,415)	$3,585	$12,000	$(7,652)	$4,348

As of July 1, 2018, the remaining weighted-average estimated useful life of intangibles was two years.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Amortization of intangibles was $0.4 million and $0.8 million for the three and six months ended July 1, 2018 and $0.6 million and $1.2 million for the three and six months ended July 2, 2017.

As of July 1, 2018, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2018 (remaining six months)	$762
2019	1,517
2020	1,306
Total estimated amortization expense	$3,585

Goodwill

In the year ended December 31, 2016, the Company acquired Placemeter. Refer to Note 4, Business Acquisition, for detailed disclosures. There was no change in the carrying amount of goodwill during the six months ended July 1, 2018 and the goodwill as of December 31, 2017 and July 1, 2018 was as follows (in thousands):

As of December 31, 2017	$15,638
As of July 1, 2018	$15,638

Other non-current assets

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$1,109	$865
Other	2,331	1,328
Total other non-current assets	$3,440	$2,193

Accrued liabilities

	As of
	July 1, 2018		December 31, 2017
	(In thousands)
Sales and marketing	$39,230		$31,613
Warranty obligation	3,487	*	31,756
Sales returns	26,581	*	—
Freight	2,704		3,862
Accrued employee compensation	6,038		3,184
Other	18,446		5,682
Total accrued liabilities	$96,486		$76,097
_________________________
* Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Note 6.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the basic and diluted net income (loss) per share for the period is based on the number of shares of Arlo common stock outstanding on August 2, 2018, the effective date of the registration statement relating to the IPO (the “IPO Registration Statement”). On that date, the Company issued 62,499,000 shares of common stock to the Company’s sole stockholder of record, NETGEAR (after which NETGEAR held 62,500,000 shares of common stock, which represented all of the then issued and outstanding common stock). Potentially dilutive common shares, such as common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Company’s 2018 Employee Stock Purchase Plan (the “2018 ESPP”) are typically reflected in the computation of diluted net income (loss) per share by application of the treasury stock method. For all periods presented, due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

Net loss per share for the three and six months ended July 1, 2018 and July 2, 2017 were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands, except per share data)
Numerator:
Net loss	$(17,822)	$(2,152)	$(23,185)	$(2,128)
Denominator:
Weighted average common shares - basic	62,500	62,500	62,500	62,500
Weighted average common shares - dilutive	62,500	62,500	62,500	62,500

Basic net loss per share	$(0.29)	$(0.03)	$(0.37)	$(0.03)
Diluted net loss per share	$(0.29)	$(0.03)	$(0.37)	$(0.03)

Note 7.	Income Taxes

The income tax provision for the three and six months ended July 1, 2018, was $0.3 million, or an effective tax rate of (1.6)%, and $0.6 million, or an effective tax rate of (2.7)%, respectively. The income tax provision for the three and six months ended July 2, 2017, was $0.1 million, or an effective tax rate of (6.8)%, and $0.4 million, or an effective tax rate of (20.1)%, respectively. During the three and six months ended July 1, 2018, the Company sustained higher book losses than the same periods in the prior year. Consistent with the prior year, the Company is unable to record tax benefit on these losses because of uncertainty of future profitability. The increase in tax expense for the three and six months ended July 1, 2018, compared to the three and six months ended July 2, 2017, resulted primarily from increased profits in various foreign jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act reduced the U.S. statutory rate from 35% to 21% effective as of January 1, 2018. In addition, certain new complex tax rules related to the taxation of foreign earnings (Global Intangible Low-Taxed Income, Foreign Derived Intangible Income and Base Erosion and Anti-abuse Tax) became effective as of January 1, 2018. The Company does not anticipate an increase in tax expense from the Tax Act during the current period due to current year losses and loss carryforwards, previously subject to a valuation allowance, that can offset this income.

In addition to the corporate tax rate decrease, the changes resulting from Tax Act include, but are not limited to, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Company has calculated an estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and available guidance.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that its computation of the transition tax on the mandatory deemed repatriation of foreign earnings was a reasonable provisional estimate at December 31, 2017. As further guidance is issued by Treasury, the Company may refine its computations to ensure earnings as required by the calculations are properly determined. Based on information available, the Company also reflected a provisional estimate of $2.9 million related to the transitional tax that was fully offset with tax attributes and therefore did not result in an income tax expense. The amounts reported as of December 31, 2017 are provisional based on the uncertainty discussed above. As the Company completes its analysis and prepares necessary data, and interprets any additional guidance, the Company will adjust its calculations and provisional amounts that the Company has recorded in its tax provision. Any such adjustments may materially impact the Company’s provision for income taxes in its financial statements. Additionally, as a result of the Tax Act, the Company has not completed its evaluation of its indefinite reinvestment assertion with regard to foreign earnings under ASC 740-30. As a result, deferred tax liabilities are provisional and may be increased or decreased during the period allowed under SAB 118. Any subsequent adjustment to any of these amounts will be recorded to tax expense or offset by available tax attributes during the measurement period provided under SAB 118. Further, no estimate can currently be made and no provisional amounts were recorded in the financial statements for the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act. The GILTI provision imposes taxes on foreign earnings in excess of a deemed return on tangible assets. This tax is effective for the Company after the end of the current fiscal year. However, the Company is evaluating whether deferred taxes should be recorded in relation to the GILTI provisions or if the tax should be recorded in the period in which it occurs. The Company may choose either method as an accounting policy election. The Company has not yet decided on the accounting policy related to GILTI and will only do so after completion of an analysis. If the Company decides to adopt an accounting policy to treat GILTI as a deferred adjustment the amounts will be recorded through deferred tax expense.

Note 8.	Commitments and Contingencies

Leases

In June 2018, the Company entered into several office lease agreements under non-cancelable operating leases with various expiration dates through December 2028. The terms of certain of the Company’s facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 1, 2018, the Company had approximately $46.7 million in non-cancelable purchase commitments with suppliers, respectively. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations
Changes in the Company’s warranty liability, which is included in Accrued liabilities in the condensed combined balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018		July 2, 2017
	(In thousands)
Balance at the beginning of the period	$3,487	$17,600	$31,756		$15,949
Reclassified to sales returns upon adoption of ASC 606	—	—	(28,713)	*	—
Provision for warranty obligation made during the period	189	10,857	822		20,184
Settlements made during the period	(189)	(10,457)	(378)		(18,133)
Balance at the end of the period	$3,487	$18,000	$3,487		$18,000
________________________
* Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Legal Proceedings
The Company is and, from time to time, may become, involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that in the opinion of its management, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of July 1, 2018.

Indemnifications

Prior to the Separation, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of July 1, 2018. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

In addition, pursuant to the master separation agreement and certain other agreements entered into with NETGEAR in connection with the Separation and the IPO, NETGEAR has agreed to indemnify the Company for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

obligations and liabilities of its business with the Company and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between the Company and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between the Company and NETGEAR, each party is liable for, and indemnifies the other party and its subsidiaries from and against any liability for, taxes that are allocated to the indemnifying party under the tax matters agreement. In addition, the Company has agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on it or NETGEAR as a result of the failure of the Distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, the Company has agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify the Company but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation. Refer to Note 12, Subsequent Events, for details relating to the Company’s IPO and related transactions.

Employment Agreements

NETGEAR has signed various employment agreements with the Company’s key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for up to 26 weeks. Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, certain key employees are entitled to up to two years acceleration of any unvested portion of his or her equity awards. The Company had no liabilities recorded for these agreements as of July 1, 2018.

In connection with the completion of the IPO, the Company entered into executive confirmatory employment offer letters and change in control and severance agreements with each of the Company’s key executives, which superseded and replaced any employment arrangements that such executives had previously entered into with NETGEAR. Refer to Note 12, Subsequent Events, for details relating to the Company’s IPO and related transactions.

Environmental Regulation

The Company is required to comply and is currently in compliance with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), Waste Electrical and Electronic Equipment (“WEEE”) requirements, Energy Using Product (“EuP”) requirements, the REACH Regulation, Packaging Directive and the Battery Directive.
The Company is subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of its manufacturing process. The Company believes that its current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products.

Note 9.	Employee Benefit Plans

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of July 1, 2018. The Company’s condensed combined statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated. All references to shares in the tables below refer to shares of NETGEAR’s common stock and all references to stock prices in the tables below refer to the price of a share of NETGEAR’s common stock.

On August 1, 2018, the Company reserved a total sum of (1) 7,500,000 shares of its common stock for issuance and (2) the number of shares of its common stock that may be issuable upon exercise or vesting of awards relating to NETGEAR common stock that may be converted into awards relating to the Company’s common stock upon the completion of the Distribution for issuance under the Company’s 2018 Equity Incentive Plan (the “2018 Equity Plan”) and 1,500,000 shares of its common stock for issuance under the 2018 ESPP, as applicable. Refer to Note 12, Subsequent Events, for details relating to the Company’s IPO and related transactions.

2003 Stock Plan

The 2003 Stock Plan (the “2003 Plan”) was adopted by NETGEAR in April 2003 and provided for the granting of stock options to employees and consultants. The 2003 Plan expired in 2013 and outstanding awards under this plan remain subject to the terms and conditions of the 2003 Plan.

2006 Long-Term Incentive Plan
The 2006 Long-Term Incentive Plan (the “2006 Plan”) was adopted by NETGEAR in April 2006 and provided for the granting of stock options, stock appreciation rights, restricted stock, performance awards and other stock awards, to eligible directors, employees and consultants. The 2006 Plan expired in 2016 by its terms. Outstanding awards under the 2006 Plan remain subject to the terms and conditions of the 2006 Plan.
2016 Equity Incentive Plan

The 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by NETGEAR in April 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants. Award vesting periods for this plan are generally four years.

Nonstatutory stock options (“NSO”) granted under the 2016 Plan may be granted to employees, directors and consultants. Options may be granted for periods of up to 10 years and at prices no less than the estimated fair value of NETGEAR’s common stock on the date of grant. Options granted under the 2016 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

The period over which RSUs granted under the 2016 Plan may fully vest is generally no less than three years. RSUs do not have the voting rights of NETGEAR’s common stock, and the shares underlying the RSUs are not considered issued and outstanding prior to settlement of the RSUs.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

Under NETGEAR’s Employee Stock Purchase Plan (the “ESPP”), eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of NETGEAR’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months.

Option Activity

Stock option activity for employees specifically identifiable to Arlo during the six months ended July 1, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	78	$35.56
Granted	25	$70.15
Exercised	(1)	$35.03
Expired	(2)	$15.22
Other	3	$36.80
Outstanding as of July 1, 2018	103	$44.31

RSU Activity

RSU activity for employees specifically identifiable to Arlo during the six months ended July 1, 2018 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	132	$45.54
Granted	89	$67.17
Vested	(35)	$42.31
Cancelled	(2)	$45.30
Other	(1)	$52.85
Outstanding as of July 1, 2018	183	$56.56

Valuation and Expense Information
The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of NETGEAR’s common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of options granted and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

The following table sets forth the weighted average assumptions used to estimate the fair value of options granted and purchase rights granted under the ESPP during the three and six months ended July 1, 2018 and July 2, 2017.

	Three Months Ended				Six Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Expected life (in years)	NA	4.4	NA	NA	4.4	4.4	0.5	0.5
Risk-free interest rate	NA	1.65%	NA	NA	2.32%	1.65%	1.81%	0.66%
Expected volatility	NA	31.6%	NA	NA	30.9%	31.6%	37.1%	27.6%
Dividend yield	—	—	—	—	—	—	—	—

The weighted-average fair value of RSUs granted to employees specifically identifiable to Arlo for the six months ended July 1, 2018 and July 2, 2017 was $67.17 and $53.29, respectively. The weighted-average estimated fair value of options granted to employees specifically identifiable to Arlo for the six months ended July 1, 2018 and July 2, 2017 was $20.63 and $12.25 per option share, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth stock-based compensation expense for employees specifically identifiable to Arlo and allocated charges deemed attributable to Arlo operations resulting from RSUs, stock options, and the purchase rights under the ESPP included in the Company’s condensed combined statements of operations for periods indicated:

	Three Months Ended
	July 1, 2018			July 2, 2017
	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$54	$293	$347	$25	$142	$167
Research and development	750	227	977	607	110	717
Sales and marketing	243	539	782	42	221	263
General and administrative	—	1,146	1,146	—	594	594
Total stock-based compensation	$1,047	$2,205	$3,252	$674	$1,067	$1,741

	Six Months Ended
	July 1, 2018			July 2, 2017
	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$100	$583	$683	$48	$251	$299
Research and development	1,314	396	1,710	1,231	193	1,424
Sales and marketing	485	969	1,454	73	347	420
General and administrative	—	2,100	2,100	—	1,045	1,045
Total stock-based compensation	$1,899	$4,048	$5,947	$1,352	$1,836	$3,188

The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years for options and the vesting term of three years for RSUs.

As of July 1, 2018, $0.8 million of unrecognized compensation cost related to stock options for employees specifically identifiable to Arlo was expected to be recognized over a weighted-average period of 2.9 years. $9.2 million of unrecognized compensation cost related to unvested RSUs for employees specifically identifiable to Arlo was expected to be recognized over a weighted-average period of 2.9 years.

There was no cash received from stock option exercises and ESPP purchases by employees specifically identifiable to Arlo for the three months ended July 1, 2018. Cash received from stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $0.4 million for the six months ended July 1, 2018. Cash received from stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $0.1 million and $0.9 million for the three and six months ended July 2, 2017, respectively. Cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo for the three and six months ended July 1, 2018 was $0.6 million and $0.8 million, respectively. Cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo for the three and six months ended July 2, 2017 was $0.2 million and $0.4 million, respectively.

Note 10.	Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its CEO as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a combined basis for purposes of allocating resources and evaluating financial performance.

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Geographic Information

The Company conducts business across three geographic regions: Americas, EMEA and APAC. Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and device location for service sales.

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(In thousands)
United States (U.S.)	$83,118	$65,246	$155,562	$107,977
Americas (excluding U.S.)	3,563	2,703	5,842	4,945
EMEA	19,390	8,881	38,656	20,229
APAC	4,877	2,364	11,526	$7,846
Total revenue	$110,948	$79,194	$211,586	$140,997

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	July 1, 2018	December 31, 2017
	(In thousands)
United States (“U.S.”)	$10,232	$2,053
Americas (excluding U.S.)	153	61
EMEA	200	1
China	1,742	1,702
APAC (excluding China)	62	66
Total property and equipment, net	$12,389	$3,883

Note 11.	Related Party Transactions
Related Party Transactions

Related party transactions and activities are conducted on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. The related party transactions between Arlo and NETGEAR are settled in cash. The related party receivables are reflected in Prepaid expenses and other current assets, and the related party payables are reflected in Accrued liabilities on the condensed combined balance sheets. The related party receivables balance was $0.2 million as of July 1, 2018 and $0.1 million as of December 31, 2017. There was no related party payable as of July 1, 2018 or December 31, 2017.

In connection with the IPO, on August 2, 2018, the Company entered into a master separation agreement, a transition services agreement, an intellectual property rights cross-license agreement, a tax matters agreement, an employee matters agreement, and a registration rights agreement, in each case with NETGEAR, which effect the Separation, provide a framework for the Company’s relationship with NETGEAR after the Separation and provide for the allocation between the

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

Company and NETGEAR of NETGEAR’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after the Separation. Refer to Note 12, Subsequent Events, for details relating to the Company’s IPO and related transactions.

Allocation of Corporate Expenses

The amount of corporate expense allocations from NETGEAR was $16.8 million for the three months ended July 1, 2018, which included $5.1 million for research and development, $5.4 million for sales and marketing, and $6.3 million for general and administrative expense. Allocations amounted to $9.4 million for the three months ended July 2, 2017, which included $3.0 million for research and development, $3.0 million for sales and marketing, and $3.4 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million for the six months ended July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Corporate expense allocations amounted to $16.3 million for the six months ended July 2, 2017, which included $5.0 million for research and development, $5.2 million for sales and marketing, and $6.1 million for general and administrative expense. Refer to Note 1. The Company and Significant Accounting Policies, for details of the allocation methodology.

Note 12.	Subsequent Events

On August 7, 2018, subsequent to the close of the Company’s second quarter ended July 1, 2018, the Company completed its IPO of 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018), at $16.00 per share, before underwriting discounts and commissions and estimated offering costs. Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO” on August 3, 2018. Total net proceeds of approximately $174.8 million were raised from the IPO after deducting underwriting discounts and commissions and before offering costs. Estimated offering costs amounted to approximately $7.4 million, a portion of which will be paid by NETGEAR. Prior to the IPO, the Company was a wholly owned subsidiary of NETGEAR and upon the closing of the IPO on August 7, 2018, NETGEAR owned approximately 84.2% of the shares of Arlo’s common stock after the underwriters exercised in full their option to purchase additional shares of Arlo’s common stock.

In addition, in connection with the Separation and IPO:

•On August 2, 2018, the Company amended and restated its Certificate of Incorporation to change the authorized capital stock to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, all with a par value of $0.001 per share.

•On August 2, 2018, the Company issued 62,499,000 shares of common stock to the Company’s sole stockholder of record, NETGEAR (after which NETGEAR held 62,500,000 shares of common stock, which represented all of the then issued and outstanding common stock). The condensed combined financial statements as of July 1, 2018, included the effects of this issuance in the share and per share amounts as required by the authoritative guidance.

•On August 1, 2018, the Company reserved 9,000,000 shares of the Company’s common stock for issuance under the Company’s 2018 Equity Plan and the 2018 ESPP.

•The Company appointed executive officers and other key roles effective upon completion of the IPO on August 7, 2018. Effective as of August 2, 2018, the Company also entered into executive confirmatory letters and change in control severance agreements with each of its key executives as well as granted its initial option grants to the Company’s key executives. For further details regarding executive compensation, please refer to the Prospectus in the section titled “Executive Compensation.”

ARLO TECHNOLOGIES, INC.
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

On August 2, 2018, the Company and NETGEAR entered into a master separation agreement as well as various other agreements that govern the relationship between the Company and NETGEAR following the Separation, including a transition services agreement, tax matters agreement, employee matters agreement, intellectual property rights cross-license agreement, and registration rights agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback and market position of our products and technology. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed combined financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,”and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides customers visibility, insight, and a powerful means to help protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. Since the launch of our first product in December 2014, we have shipped over 8.6 million smart connected devices, and, as of July 1, 2018, our smart platform had over 2.2 million registered users across more than 100 countries around the world.

We conduct business across three geographic regions - the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) - and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases. International revenue was 25.1% and 17.6% of our revenue for the three months ended July 1, 2018 and July 2, 2017, respectively, and 26.5% and 23.4% of our revenue for the six months ended July 1, 2018 and July 2, 2017, respectively. We plan to replicate our success in the U.S. market elsewhere as we strategically expand into the global market.

For the three months ended July 1, 2018 and July 2, 2017, we generated revenue of $110.9 million and $79.2 million, respectively, representing year-over-year growth of 40.1%. Loss from operations was $16.2 million for the three months ended July 1, 2018 compared with a loss from operations of $2.6 million for the three months ended July 2, 2017. Loss from operations for the three months ended July 1, 2018 included separation expense of $11.3 million. For the six months ended July 1, 2018 and July 2, 2017, we generated revenue of $211.6 million and $141.0 million, respectively, representing year-over-year growth of 50.1%. Loss from operations was $21.8 million for the six months ended July 1, 2018 compared with a loss from operations of $2.7 million for the six months ended July 2, 2017. Loss from operations for the six months ended July 1, 2018 included separation expense of $17.8 million.

We also expect our losses to continue to increase in the second half of the year ending December 31, 2018, as we incur costs to establish procedures and practices that will enable Arlo to operate as a stand-alone public company. We expect the most significant component of these costs to be information technology (“IT”)-related costs in order to implement certain new systems, including infrastructure and an enterprise resource planning system, which we expect to be $35.0 million to $55.0 million, of which approximately $10.0 million to $20.0 million is expected to constitute capital expenditures. We have incurred approximately $8.0 million of such IT-related costs, excluding capital expenditures, prior to July 1, 2018.

On February 6, 2018, NETGEAR announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc., a wholly owned subsidiary of NETGEAR. On July 6, 2018, the Company filed a registration statement (as amended, the “IPO Registration Statement”) relating to the IPO of common stock of Arlo with the U.S. Securities and Exchange Commission (the “SEC”). The IPO Registration Statement was declared effective on August 2, 2018 and Arlo’s shares began trading under the ticker symbol “ARLO” on the New York Stock Exchange market on August 3, 2018. NETGEAR currently owns approximately 84.2% of the outstanding shares of Arlo’s common stock. NETGEAR has informed the Company that it currently intends that, no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, it will complete the Separation by distributing the shares of Arlo common stock then held by NETGEAR to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by NETGEAR’s board of directors, and other customary requirements, and NETGEAR may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of NETGEAR or its stockholders.

Key Business Metrics

In addition to the measures presented in our combined financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key business metrics may be calculated in a manner different from similar key business metrics used by other companies.

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Registered users	2,204	103.1%	1,085	2,204	103.1%	1,085
Devices shipped	1,043	32.4%	788	1,948	41.1%	1,381
Service revenue	$9,048	37.8%	$6,566	$17,255	40.2%	$12,306

Registered Users. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered users at the end of a particular period as the number of unique registered accounts on the Arlo app as of the end of such particular period. The number of registered users does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people.

Devices Shipped. Devices shipped represents the number of Arlo cameras and lights that are shipped to our customers during a period. Devices shipped does not include shipments of Arlo accessories and Arlo base stations, nor does it take into account returns of Arlo cameras and lights. The growth rate of our revenue is not necessarily correlated with our growth rate of devices shipped, as our revenue is affected by a number of other variables, including but not limited to returns from customers, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, sales of accessories, and premium services, the types of Arlo products sold during the relevant period and the introduction of new product offerings that have different U.S. manufacturer’s suggested retail prices (“MSRPs”).

Service Revenue. Service revenue represents revenue recognized relating to prepaid services and paid service subscriptions. Our prepaid services pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period. Our paid subscription services relate to sales of subscription plans to our registered users.

Comparability of Historical Results

Our historical combined financial statements, which are discussed below, are prepared on a stand-alone basis in accordance with U.S. generally accepted accounting principles (“GAAP”) and are derived from NETGEAR’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from NETGEAR. Our combined results are not necessarily indicative of our future performance and do not reflect what our financial performance would have been had we been a stand-alone public company during the periods presented.

The operating results of Arlo have historically been disclosed as a reportable segment within the consolidated financial statements of NETGEAR enabling identification of directly attributable transactional information, functional departments, and headcount. The condensed combined balance sheets were primarily derived by reference to one, or a combination, of Arlo transaction-level information, functional department, or headcount. Revenue and Cost of revenue, with the exception of channel sales incentives, were derived from transactional information specific to Arlo products and services. Directly attributable operating expenses were derived from activities relating to Arlo functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from NETGEAR. The allocated costs for corporate functions included, but were not limited to, executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Arlo level. These costs were allocated on a basis of revenue, headcount, or other measures Arlo has determined to be reasonable.

Arlo employees also historically participated in NETGEAR’s stock-based incentive plans, in the form of restricted stock units (“RSUs”), stock options, and purchase rights issued pursuant to NETGEAR’s employee stock purchase plan. Stock-based compensation expense has been either directly reported by or allocated to Arlo based on the awards and terms previously granted to NETGEAR’s employees.

The condensed combined statements of operations of Arlo as presented reflect allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures Arlo has determined to be reasonable. These allocations are primarily reflected within operating expenses in the condensed combined statements of operations. The amount of these allocations from NETGEAR was $16.8 million for the three months ended July 1, 2018, which included $5.1 million for research and development, $5.4 million for sales and marketing, and $6.3 million for general and administrative expense. Allocations amounted to $9.4 million for the three months ended July 2, 2017, which included $3.0 million for research and development, $3.0 million for sales and marketing, and $3.4 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million for the six months ended July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Allocations amounted to $16.3 million for the six months ended July 2, 2017, which included $5.0 million for research and development, $5.2 million for sales and marketing, and $6.1 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the condensed combined financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by, Arlo during the periods presented. Nevertheless, the condensed combined financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo’s results of operations, financial position, and cash flows had Arlo been a stand-alone company during the periods presented.

Our Relationship with NETGEAR

Following the completion of the IPO, NETGEAR has agreed to continue to provide certain of the services described above on a transitional basis pursuant to the transition services agreement. We generally expect to use the vast majority of these services for less than a year following the completion of the IPO, depending on the type of the service and the location at which such service is provided. However, we may agree with NETGEAR to extend the service periods for a limited amount of time (which period will not extend past the first anniversary of the distribution) or may terminate such service periods by providing prior written notice. Pursuant to the transition services agreement, NETGEAR will charge a fee that is consistent with our historical allocation for such services. We estimate the total cost for such transition services to be in the approximate range of $5.0 million to $10.0 million. As we begin to reduce our reliance on these services and build such functions as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities, and other services, the actual expenses we will incur in the future may differ from the costs that were historically allocated to us from NETGEAR.

In addition, to operate as a stand-alone company, we expect to incur costs to replace certain services that were previously provided by NETGEAR, which may be higher than those reflected in our historical combined financial statements. We expect the most significant component of these costs to be IT-related costs, including capital expenditures, to implement certain new systems, including infrastructure and an enterprise resource planning system, which we estimate to be $35.0 million to $55.0 million in the next 12 months, of which approximately $10.0 million to $20.0 million is expected to constitute capital expenditures. Actual costs that may have been incurred had we been a stand-alone company depend on a number of factors, including organizational structure and decisions made relating to various areas such as information technology and infrastructure.

We are subject to the reporting requirements of the Exchange Act, and we are required to establish procedures and practices as a stand-alone public company in order to comply with our obligations under the Exchange Act and related rules and regulations, as well as rules of the New York Stock Exchange. As a result, we will continue to incur additional costs, including internal audit, investor relations, stock administration, and regulatory compliance costs. These additional costs may differ from the costs that were historically allocated to us from NETGEAR.

Components of Our Operating Results

Revenue

Our gross revenue consists primarily of sales of devices, and to a much lesser extent, prepaid and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped. Our prepaid services primarily pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device. Our paid subscription services relate to sales of subscription plans to our registered users.

Our revenue consists of gross revenue, less end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, allowances for estimated sales returns, price protection, and net changes in deferred revenue. A significant portion of our marketing expenditure is with customers and is deemed to be a reduction of revenue under authoritative guidance for revenue recognition.

Our revenue can vary based on a number of factors, including changes in average selling prices, end-user customer rebates and other channel sales incentives, uncertainties surrounding demand for our products and allowances for estimated sales returns, including future pricing and/or potential discounts as a result of competition or in response to fluctuations of the U.S. dollar in our international markets, and related production level variances; changes in technology; and market adoption of our current and future paid subscription service offerings.

We continue to experience robust user demand across all regions for our Arlo products. We believe this demand will lead to an increase in absolute dollars in prepaid and paid subscription service revenues as our number of registered users continues to grow. Furthermore, we expect that as we introduce more features in our subscription services, the rate of adoption of our paid subscription services will increase, which we expect to increase revenue. While we expect prepaid and paid subscription service revenue to grow, we anticipate revenue from device sales will continue to generate the majority of our revenue for the foreseeable future.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, warranty costs associated with returned goods, write-downs for excess and obsolete inventory, royalties to third parties; and amortization expense of certain acquired intangibles. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security, and computing.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: product mix, sales channel mix, registered user acceptance of paid subscription service offerings, fluctuation in foreign exchange rates and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty product conversion costs, charges for excess or obsolete inventory, and amortization of acquired intangibles. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and services costs and gross margin.

We expect that revenue derived from paid subscription service plans will increase as a percentage of our revenue in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory testing, other consulting fees, and IT and facility overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to grow in absolute dollars as we continue to develop new product and service offerings to support the connected lifestyle market. We expect research and development expense to fluctuate depending on the timing and number of development activities in any given period, and such expense could vary significantly as a percentage of revenue, depending on actual revenue achieved in any given period.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and amortization of certain intangibles. We expect our sales and marketing expense to increase in absolute dollars for the foreseeable future as we continue to invest in brand marketing to strengthen our competitive position, to accelerate growth and to raise brand awareness.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, IT and facility overhead, and other general corporate expense. We expect our general and administrative expense to increase in absolute dollars, primarily as a result of the increased costs associated with being a stand-alone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a stand-alone company, we expect to incur increased separation costs to replicate certain services previously provided by NETGEAR, which may be higher than those reflected in our historical combined financial statements.

Other Income (Expense), Net

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies and other miscellaneous income and expense.

Income Taxes

Our business has historically been included in NETGEAR’s consolidated U.S. federal income tax return. We have adopted the separate return approach for the purpose of the Arlo financial statements. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our historical combined financial statements have been estimated as if we were a separate taxpayer. The historical operations of the Arlo business reflect a separate return approach for each jurisdiction in which Arlo had presence and NETGEAR filed a tax return. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As a result of the separation of the Arlo business from NETGEAR’s other businesses, there were changes to the organizational structure of the business, which did not impact our historical financial statements.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items which may differ from that of NETGEAR. Our policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Tax Act significantly changed how the United States taxes corporations. At this time, significant judgment is required in implementing the law due to the lack of sufficient interpretive guidance from the U.S. or state regulatory bodies and standards settings bodies. The computations required are complex and data-intensive. The amounts reported in the audited combined financial statements and accompanying notes for the year ended December 31, 2017 included in the prospectus filed with the SEC on August 6,

2018 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act are provisional based on the uncertainty discussed above. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the combined statements of operations data, which we derived from the accompanying combined financial statements:

	Three Months Ended				Six Months Ended
	July 1, 2018		July 2, 2017		July 1, 2018		July 2, 2017
	(In thousands, except percentage data)
Revenue	$110,948	100.0%	$79,194	100.0%	$211,586	100.0%	$140,997	100.0%
Cost of revenue	82,654	74.5%	62,482	78.9%	154,239	72.9%	107,932	76.5%
Gross profit	28,294	25.5%	16,712	21.1%	57,347	27.1%	33,065	23.5%
Operating expenses:
Research and development	13,804	12.4%	8,613	10.9%	25,829	12.2%	16,597	11.8%
Sales and marketing	13,068	11.8%	7,363	9.3%	24,280	11.5%	13,084	9.3%
General and administrative	6,318	5.7%	3,344	4.2%	11,196	5.3%	6,089	4.3%
Separation expense	11,269	10.2%	—	—%	17,826	8.4%	—	—%
Total operating expenses	44,459	40.1%	19,320	24.4%	79,131	37.4%	35,770	25.4%
Loss from operations	(16,165)	(14.6)%	(2,608)	(3.3)%	(21,784)	(10.3)%	(2,705)	(1.9)%
Other income (expense), net	(1,369)	(1.2)%	593	0.8%	(794)	(0.4)%	933	0.6%
Loss before income taxes	(17,534)	(15.8)%	(2,015)	(2.5)%	(22,578)	(10.7)%	(1,772)	(1.3)%
Provision for income taxes	288	0.3%	137	0.2%	607	0.3%	356	0.2%
Net loss	$(17,822)	(16.1)%	$(2,152)	(2.7)%	$(23,185)	(11.0)%	$(2,128)	(1.5)%

Revenue by Geographic Region

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Americas	$86,681	27.6%	$67,949	$161,404	42.9%	$112,922
Percentage of revenue	78.1%		85.8%	76.3%		80.1%
EMEA	$19,390	118.3%	$8,881	$38,656	91.1%	$20,229
Percentage of revenue	17.5%		11.2%	18.3%		14.3%
APAC	$4,877	106.3%	$2,364	$11,526	46.9%	$7,846
Percentage of revenue	4.4%		3.0%	5.4%		5.6%
Total revenue	$110,948	40.1%	$79,194	$211,586	50.1%	$140,997

Revenue for the three and six months ended July 1, 2018 increased 40.1% and 50.1% compared to the prior year periods, respectively. The increase was primarily driven by the launch and continued rollout of our Arlo Pro 2 camera, which launched in the fourth quarter of fiscal 2017. We continued to experience robust demand for existing product categories which, combined with the continued rollout of our Arlo Pro 2 camera, drove revenue growth across all geographic regions. Additionally, service revenue increased by $2.5 million, or 37.8%, and $4.9 million, or 40.2%, for the three and six months ended July 1, 2018 compared to the prior year periods, respectively.

Cost of Revenue and Gross Margin
The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Cost of revenue	$82,654	32.3%	$62,482	$154,239	42.9%	$107,932
Gross margin	25.5%		21.1%	27.1%		23.5%

Cost of revenue increased for the three and six months ended July 1, 2018, due primarily to revenue growth compared to the prior year periods.

Gross margin increased for the three and six months ended July 1, 2018 compared to the prior year periods due primarily to higher revenue and product margin achievement, substantially benefitting from the continued rollout of our Arlo Pro 2 camera. The improved product margin attainment was partially offset by higher channel marketing promotion activities deemed to be a reduction of revenue, which increased disproportionately compared to the prior year periods.

Operating Expenses

Research and Development
The following table presents research and development expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Research and development expense	$13,804	60.3%	$8,613	$25,829	55.6%	$16,597

Research and development expense increased for the three months ended July 1, 2018, compared to the prior year period due to increases of $3.4 million in personnel-related expenses, of which $2.6 million was for employees specifically identifiable to Arlo and $0.8 million was for allocated personnel-related expenses, $1.1 million in corporate IT and facility overhead, and $0.7 million in engineering projects and outside professional services. Research and development expense increased for the six months ended July 1, 2018, compared to the prior year period due to increases of $5.3 million in personnel-related expenses, of which $4.0 million was for employees specifically identifiable to Arlo and $1.3 million was for allocated personnel-related expenses, $2.8 million in corporate IT and facility overhead and $1.2 million in engineering projects and outside professional services. The increased expenditures on personnel-related expense, engineering projects and outside professional services were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities.

Sales and Marketing

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Sales and marketing expense	$13,068	77.5%	$7,363	$24,280	85.6%	$13,084

Sales and marketing expense increased for the three months ended July 1, 2018, compared to the prior year period, primarily due to an increase in personnel-related expenses of $2.9 million, outside professional services of $1.2 million, marketing expenditures of $0.6 million, IT and facility overhead of $0.6 million, and sales freight out expenses of $0.3 million. Sales and marketing expense increased for the six months ended July 1, 2018, compared to the prior year period, primarily due to an increase in personnel-related expenses of $5.8 million, outside professional services of $2.3 million, marketing expenditures of $1.3 million, IT and facility overhead of $1.1 million, and sales freight out expenses of $0.6 million. The increase in allocated personnel-related expenses and marketing expenditures resulted from the revenue increase described above. The majority of the costs incurred represented allocations from NETGEAR.

General and Administrative
The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
General and administrative expense	$6,318	88.9%	$3,344	$11,196	83.9%	$6,089

General and administrative expense increased for the three months ended July 1, 2018, compared to the prior year period primarily due to higher allocated personnel-related expenditures of $1.7 million, IT and facility overhead of $0.6 million, and legal and professional services of $0.5 million. General and administrative expense increased for the six months ended July 1, 2018, compared to the prior year period primarily due to higher allocated personnel-related expenditures of $3.0 million, IT and facility overhead of $1.0 million, and legal and professional services of $0.9 million.
Separation Expense
The following table presents separation expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Separation expense	$11,269	**	$—	$17,826	**	$—
**Percentage change not meaningful.
Separation expense consists primarily of charges for third-party advisory, consulting, legal and professional services, IT-related expenses, and other items that are incremental and one-time in nature related to our separation from NETGEAR. We had no separation expense in the prior year periods.

Other Income (Expense), Net
The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Other income (expense), net	(1,369)	**	593	(794)	**	933
**Percentage change not meaningful.

Other income (expense), net decreased for the three and six months ended July 1, 2018, compared to the prior year periods due primarily to higher foreign currency transaction losses, mainly as a result of the U.S. dollar strengthening versus transaction currencies.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 1, 2018	% Change	July 2, 2017	July 1, 2018	% Change	July 2, 2017
	(In thousands, except percentage data)
Provision for income taxes	$288	110.2%	$137	$607	70.5%	$356
Effective tax rate	(1.6)%		(6.8)%	(2.7)%		(20.1)%

The increase in tax expense for the three and six months ended July 1, 2018 compared to the prior year periods primarily resulted from improved earnings in foreign jurisdictions. Losses incurred predominately in the U.S. continue to be subject to a full valuation allowance. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. We do not anticipate an increase in tax expense from the Tax Act during the current periods due to current year losses and loss carryforwards that are subject to a valuation allowance that are available to offset this income.

Liquidity and Capital Resources

Historically, our operations have participated in cash management and funding arrangements managed by NETGEAR. Cash flows related to financing activities primarily reflect changes in Net parent investment. Other than those that are in Arlo-designated legal entities, NETGEAR’s cash has not been assigned to us for any of the periods presented because those cash balances are not directly attributable to us. Cash and cash equivalents presented in the condensed combined balance sheets represent amounts pertaining to designated Arlo legal entities only. Our cash and cash equivalents balance was $0.1 million each as of July 1, 2018 and December 31, 2017.

Following the separation from NETGEAR, our capital structure and sources of liquidity will change significantly from our historical capital structure. We will no longer participate in cash management and funding arrangements managed by NETGEAR. We expect our primary sources of liquidity to be cash flows generated from operations, together with $70.0 million in cash contributed by NETGEAR prior to the completion of the IPO, and the net proceeds of approximately $174.8 million raised from our IPO (after deducting underwriting discounts and commissions and before estimated IPO offering costs of approximately $7.4 million, a portion of which will be paid by NETGEAR). Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.
The following table presents our cash flows for the periods presented.

	Six Months Ended
	July 1, 2018	July 2, 2017
	(In thousands)
Net cash used in operating activities	$(2,738)	$(15,564)
Net cash used in investing activities	(7,534)	(1,869)
Net cash provided by financing activities	10,297	17,254
Net cash increase (decrease)	$25	$(179)

Operating activities

Net cash used in operating activities decreased by $12.8 million for the six months ended July 1, 2018 compared to the prior year period, due primarily to lower working capital requirements.

Our days sales outstanding (“DSO”) decreased to 91 days as of July 1, 2018 as compared to 115 days as of December 31, 2017. Typically, DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. New to our DSO calculation is the unfavorable impact of the adoption of ASU 2014-09, “Revenue from Contracts with Customers,” as of January 1, 2018. We calculated a four-day increase in our July 1, 2018 DSO under the new revenue standard compared to the old revenue standard, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable, which are now presented as liabilities. Refer to Note 3, Revenue Recognition, in the Notes to Condensed Combined Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for the details on adoption impacts. Inventory increased from $83.0 million as of December 31, 2017 to $123.2 million as of July 1, 2018. Ending inventory turns were 2.7 in the three months ended July 1, 2018 down from 4.6 turns in the three months ended December 31, 2017. Our accounts payable increased from $20.7 million as of December 31, 2017 to $25.5 million as of July 1, 2018, primarily as a result of timing of payments.

Investing activities

Net cash used in investing activities increased by $5.7 million for the six months ended July 1, 2018 compared to the prior year period, primarily due to the increased capital expenditures as we implement certain new systems, including infrastructure and an enterprise resource planning system. In the six months ended July 2, 2017, we made a $0.7 million payment in connection with our Placemeter acquisition.

Financing activities

Net cash provided by financing activities was $10.3 million in the six months ended July 1, 2018 compared to $17.3 million in the prior year period. Net cash provided by financing activities primarily consisted of net investment from NETGEAR, as cash and the financing of our operations have historically been managed by NETGEAR. These transactions were deemed to be effectively settled for cash at the time the transaction was recorded.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments and purchase obligations as of July 1, 2018:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$35,264	$1,020	$7,558	$8,415	$18,271
Purchase obligations	46,676	46,676	—	—	—
	$81,940	$47,696	$7,558	$8,415	$18,271

In June, 2018, we entered into several office lease agreements under non-cancelable operating leases with various expiration dates through December 2028. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space.

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of July 1, 2018, we had $46.7 million in non-cancelable purchase commitments with suppliers, respectively. We expect to sell all products for which we have committed purchases from suppliers.

As of July 1, 2018, we had $1.4 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. We do not expect to reduce our liabilities for uncertain tax positions in any jurisdiction, where the impact would affect the statement of operations, in the next 12 months.

We do not estimate any long-term liability related to a one-time transaction tax that resulted from the passage of the Tax Act. We had significant net operating losses and credits that were available to shelter a majority of the impact associated with the transition tax.

Off-Balance Sheet Arrangements
As of July 1, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of these condensed combined financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the board of directors.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Combined Financial Statements in Item 1 of Part I of this Report on Form 10-Q, for a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

Emerging Growth Company Status

As an “emerging growth company,” under the JOBS Act, we are allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
We invoice some of our international customers in foreign currencies, including the Australian dollar, British pound, Canadian dollar, and Euro. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign currency exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and materially adversely affect our business, results of operations, and financial condition. Certain operating expenses of our foreign operations require payment in local currencies.
We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These risks may change over time as our business evolves and could negatively impact our operating results and financial condition. As we grow our operations, our exposure to foreign currency risk could become more significant. As of July 1, 2018, we had not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes. In the third fiscal quarter of 2018, we established a hedge program to hedge foreign currency exchange risks.
As of July 1, 2018, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $2.1 million net loss. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of July 1, 2018 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the three and six months ended July 1, 2018, 22.8% and 24.0% of our revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with adoption of the amended accounting standard for revenue recognition, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is and, from time to time, may become, involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not presently a party to any legal proceedings that in the opinion of its management, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves substantial risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. You should consider all of the factors described as well as the other information in the Prospectus, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in the Prospectus. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business
*We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.
Our results of operations are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include, but are not limited to:

•	changes in the pricing policies of, or the introduction of new products by, us or our competitors;

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•	slow or negative growth in the connected lifestyle, home electronics, and related technology markets;

•	seasonal shifts in end-market demand for our products;

•	delays in the introduction of new products by us or market acceptance of these products;

•	unanticipated decreases or delays in purchases of our products by our significant retailers, distributors, and other channel partners;

•	component supply constraints from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•	the inability to maintain stable operations by our suppliers and other parties with whom we have commercial relationships;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand, or potential liability;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	excess levels of inventory and low turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our retailers, distributors, and other channel partners to purchase at their historic volumes or at the volumes that they or we forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•
    changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates (such as the tariffs on products imported from China recently announced and/or proposed by the Trump administration), as well as income tax legislation and regulations that affect the countries where we conduct business;

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	disruptions or delays related to our financial and enterprise resource planning systems;

•	our inability to accurately forecast product demand, resulting in increased inventory exposure;

•
    allowance for doubtful accounts exposure with our existing retailers, distributors and other channel partners and new retailers, distributors and other channel partners, particularly as we expand into new international markets;

•
    geopolitical disruption, including sudden changes in immigration policies, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support, and research and development;

•	terms of our contracts with channel partners or suppliers that cause us to incur additional expenses or assume additional liabilities;

•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•	litigation involving alleged patent infringement;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	failure to effectively manage our third-party customer support partners, which may result in customer complaints and/or harm to the Arlo brand;

•
    our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program, and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or retailers, distributors, or other channel partners;

•	labor unrest at facilities managed by our third-party manufacturers;

•
    workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may affect the Arlo brand and negatively affect our products’ acceptance by consumers;

•	unanticipated shifts or declines in profit by geographical region that would adversely impact our tax rate;

•	failure to implement and maintain the appropriate internal controls over financial reporting, which may result in restatements of our financial statements; and

•	any changes in accounting rules.

As a result, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely on them as an indication of our future performance.

If we fail to continue to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if our products or services are not adopted as expected, we will not be able to compete effectively and we will be unable to increase or maintain revenue and gross margin.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the connected lifestyle market and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Smart services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart connected devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Smart, or if we are unsuccessful in capitalizing on opportunities in the connected lifestyle market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

In addition, we may acquire companies and technologies in the future and, consistent with our vision for Arlo, introduce new product and service lines in the connected lifestyle market. In these circumstances, we may not be able to successfully manage integration of the new product and service lines with our existing suite of products and services. If we are unable to effectively and successfully further develop these new product and service lines, we may not be able to increase or maintain our sales, and our gross margin may be adversely affected.

We may experience delays and quality issues in releasing new products and services, which may result in lower quarterly revenue than expected. In addition, we may in the future experience product or service introductions that fall short of our projected rates of market adoption. Currently, reviews of our products and services are a significant factor in the success of our new product and service launches. If we are unable to generate a high number of positive reviews or quickly respond to negative reviews, including end-user reviews posted on various prominent online retailers, our ability to sell our products and services will be harmed. Any future delays in product and service development and introduction, or product and service introductions that do not meet broad market acceptance, or unsuccessful launches of new product and service lines could result in:

•	loss of or delay in revenue and loss of market share;

•	negative publicity and damage to our reputation and brand;

•	a decline in the average selling price of our products and services;

•	adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channels; and

•	increased levels of product returns.

Throughout the past few years, Arlo has significantly increased the rate of new product and service introductions, with the introduction of new lines of Arlo camera products and our smart light products, as well as the introduction of our Arlo Smart services. If we cannot sustain that pace of product and service introductions, either through rapid innovation or acquisition of new products and services or product and service lines, we may not be able to maintain or increase the market share of our products and services or expand further into the connected lifestyle market in accordance with our current plans. In addition, if we are unable to successfully introduce or acquire new products and services with higher gross margin, our revenue and overall gross margin would likely decline.

System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our end products, including our cameras, baby monitors, and smart lights. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service is a relatively new business for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, or user private information, including user videos and user personal identification information, or if these third-party systems fail for other reasons, our management could need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations, and financial condition could be materially adversely affected.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including cyber-attack. While we have established service-level and geographic redundancy for our critical systems, our ability to utilize these redundant systems must be tested regularly, failing over to such systems always carries risk and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption, and other security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees, or our customers or users, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering, or other forms of deception could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon.com, Inc. (“Amazon”), which is also one of our primary competitors, may materially adversely affect our business, results of operations, and financial condition.

We host our platform using Amazon Web Services (“AWS”) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. All of our solutions currently reside on systems leased and operated by us in these locations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons would negatively impact our ability to serve our end-users and could damage our reputation with current and potential end-users, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to our platforms that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.

Under the terms of AWS’s agreements with us, it may terminate its agreement by providing us with 30 days’ prior written notice. In addition, Amazon also produces the Amazon Cloud Cam, which competes with our security camera products, and recently acquired two of our competitors, Blink and Ring. Amazon may choose to hamper our competitive efforts, using provision of AWS services as leverage. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations, and financial condition.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors include Amazon (Blink and Ring), Google (Nest), Swann, Night Owl, Foxconn Corporation (Belkin), Samsung, D-Link, and Canary. Other competitors include numerous local vendors such as Netatmo, Logitech, Bosch, Instar, and Uniden. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Many of our existing and potential competitors have longer operating histories, greater brand recognition, and substantially greater financial, technical, sales, marketing, and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets.

We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors price their products significantly below our product costs. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets, and larger retailers, distributors, and other channel partners, and end-user bases than we do.

In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution. These companies could devote more capital resources to develop, manufacture, and market competing products than we could.

Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose market share, any of which could seriously harm our business, financial condition, and results of operations.

We rely on a limited number of traditional and online retailers and wholesale distributors for a substantial portion of our sales, and our revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our sales channels, which results in fewer sales channels for our products.

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. (“Best Buy”), Amazon, Costco Wholesale Corporation (“Costco”) and their respective affiliates. For the year ended December 31, 2017, we derived 28%, 16% and 13% of our revenue from Best Buy, Amazon and Costco and their respective affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

Additionally, concentration and consolidation among our channel partner base may allow certain retailers and distributors to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, channel partner pressures require us to reduce our pricing such that our gross margin is diminished, we could decide not to sell our products to a particular channel partner, which could result in a decrease in our revenue. Consolidation among our channel partner base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors, and cancellations of orders, each of which could materially adversely affect our business, results of operations, and financial condition. If consolidation among the retailers, distributors, or other channel partners who purchase our products becomes more prevalent, our business, results of operations, and financial condition could be materially adversely affected.

In particular, the retail and connected home markets in some countries, including the United States, are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it could increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces its purchases of our devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially adversely affect our business, results of operations, and financial condition.

Our current and future products may experience quality problems, including defects or errors, from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue, and operating margin, and harm to our brand.

We sell complex products that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property damage. Although we extensively and rigorously test new and enhanced products and services before their release, we cannot assure we will be able to detect, prevent, or fix all defects. Failure to detect, prevent, or fix defects, or an increase in defects, could result in a variety of consequences, including a greater number of product returns than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, each of which could materially adversely affect our business, results of operations, and financial condition. We generally provide a one-year hardware warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, financial condition, and results of operations could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also adversely affect our brand, decrease demand for our products and services, and materially adversely affect our business, results of operations, and financial condition.

In addition, epidemic failure clauses are found in certain of our customer contracts. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then-current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end-user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure could materially adversely affect our business, results of operations, and financial condition.

If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty, and insurance costs. In addition, defects in, or misuse of, certain of our products could cause safety concerns, including the risk of property damage or personal injury. If any of these events occurred, our reputation and brand could be damaged, and we could face product liability or other claims regarding our products, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate end-user data, third-party data stored by our users, and other information, including intellectual property. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

We depend on large, recurring purchases from certain significant retailers, distributors, and other channel partners, and a loss, cancellation, or delay in purchases by these channel partners could negatively affect our revenue.

The loss of recurring orders from any of our more significant retailers, distributors, and other channel partners could cause our revenue and profitability to suffer. Our ability to attract new retailers, distributors, and other channel partners will depend on a variety of factors, including the cost-effectiveness, reliability, scalability, breadth, and depth of our products. In addition, a change in the mix of our retailers, distributors, and other channel partners, or a change in the mix of direct and indirect sales, could adversely affect our revenue and gross margin.

Although our financial performance may depend on large, recurring orders from certain retailers, distributors, and other channel partners, we do not generally have binding commitments from them. For example:

•	our channel partner agreements generally do not require minimum purchases;

•	our retailers, distributors, and other channel partners can stop purchasing and stop marketing our products at any time; and

•	our channel partner agreements generally are not exclusive.

Further, our revenue may be impacted by significant one-time purchases that are not contemplated to be repeatable. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue.

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, channel partners, or the loss of any significant channel partners, could materially adversely affect our business, results of operations, and financial condition. Although our largest channel partners may vary from period to period, we anticipate that our results of operations for any given period will continue to depend on large orders from a small number of channel partners.

The average selling prices of our products typically decrease rapidly over the sales cycle of the product, which may negatively affect our revenue and gross margin.

Our products typically experience price erosion, a fairly rapid reduction in the average unit selling prices over their sales cycles. In order to sell products that have a falling average unit selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. To manage manufacturing costs, we must partner with our third-party manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully manage the price paid for components used in our products, and we must also successfully manage our freight and inventory costs to reduce overall product costs. We also need to continually introduce new products with higher sales prices and gross margin in order to maintain our overall gross margin. If we are unable to manage the cost of older products or successfully introduce new products with higher gross margin, our revenue and overall gross margin would likely decline.

The reputation of our services may be damaged, and we may face significant direct or indirect costs, decreased revenue, and operating margins if our services contain significant defects or fail to perform as intended.

Our services, including our intelligent cloud and App platform and our Arlo Smart services, are complex, and may not always perform as intended due to outages of our systems or defects affecting our services. Systems outages could be disruptive to our business and damage the reputation of our services and result in potential loss of revenue.

Significant defects affecting our services may be found following the introduction of new software or enhancements to existing software or in software implementations in varied information technology environments. Internal quality assurance testing and end-user testing may reveal service performance issues or desirable feature enhancements that could lead us to reallocate service development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, damage the reputation of our services in the marketplace, and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, the software powering our services is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our channel partners and end-users.

System disruptions and defects in our services could result in lost revenue, delays in customer deployment, or legal claims and could be detrimental to our reputation.

Because we store, process, and use data, some of which contain personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters, which are subject to change.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including with respect to user privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contain personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could materially adversely affect our business, results of operations, and financial condition.

Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the EU General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. GDPR will impose additional responsibility and liability in relation to our processing of personal data. GDPR may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations, and financial condition.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on the market price of our common stock include:

•	actual or anticipated fluctuations in our results of operations or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the connected lifestyle market, our growth rates or our competitors’ growth rates;

•	conditions in the financial markets in general or changes in general economic conditions;

•	changes in governmental regulation, including taxation and tariff policies;

•	interest rate or currency exchange rate fluctuations;

•	our ability to forecast or report accurate financial results; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the components used in our products are specifically designed for use in our products, some of which are obtained from sole source suppliers. These components include lens, lens-sensors, and passive infrared (“PIR”) sensors that have been customized for the Arlo application, as well as custom-made batteries that provide power conservation and safety features. In addition, the components used in our end products have been optimized to extend battery life. Our third-party manufacturers generally purchase these components on our behalf, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors that may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms, and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, physical layer transceivers, connector jacks, and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply in the past have limited our ability to supply all the worldwide demand for our products, and our revenue was affected. At times, we have elected to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins. In addition, at times sole suppliers of highly specialized components have provided components that were either defective or did not meet the criteria required by our retailers, distributors, or other channel partners, resulting in delays, lost revenue opportunities, and potentially substantial write-offs.

We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Corporation, Sky Light Industrial Ltd., and Delta Networks, Inc. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. In addition, one of our principal manufacturers, Foxconn Corporation, has entered into a definitive agreement to acquire Belkin International, which includes the WeMo brand of home automation products, which may compete directly with us. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

Our reliance on third-party manufacturers also exposes us to the following risks over which we have limited control:

•	unexpected increases in manufacturing and repair costs;

•	inability to control the quality and reliability of finished products;

•	inability to control delivery schedules;

•	potential liability for expenses incurred by third-party manufacturers in reliance on our forecasts that later prove to be inaccurate;

•	potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	potential labor unrest affecting the ability of the third-party manufacturers to produce our products.

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our third-party manufacturers are primarily responsible for conducting the tests that support our applications for most regulatory approvals for our products. If our third-party manufacturers fail to timely and accurately conduct these tests, we would be unable to obtain the necessary domestic or foreign regulatory approvals or certificates to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, primarily in Vietnam, and any disruptions due to natural disasters, health epidemics, and political, social, and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. In particular, in the event the labor market in Vietnam becomes saturated, our third-party manufacturers in Vietnam may increase our costs of production. If these costs increase, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest may also affect our third-party manufacturers, as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products are affected, then we may be subject to shortages of products and the quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we could have no other readily available alternatives for manufacturing and assembling our products, and our business, results of operations, and financial condition could be materially adversely affected.

In the future, we may work with more third-party manufacturers on a contract manufacturing basis, which could result in our exposure to additional risks not inherent in a typical ODM arrangement. Such risks may include our inability to properly source and qualify components for the products, lack of software expertise resulting in increased software defects, and lack of resources to properly monitor the manufacturing process. In our typical ODM arrangement, our ODMs are generally responsible for sourcing the components of the products and warranting that the products will work according to a product’s specification, including any software specifications. In a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas. If we are unable to properly manage these risks, our products may be more susceptible to defects, and our business, results of operations, and financial condition could be materially adversely affected.

We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced revenue.

To maintain and grow our market share, revenue, and brand, we must maintain and expand our sales channels. Our sales channels consist primarily of traditional retailers, online retailers, and wholesale distributors, but also include service providers such as wireless carriers and telecommunications providers. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s internet home page. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these efforts may not result in the expected longer-term benefits that prompted them.

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the year ended December 31, 2017, we derived 16% of our revenue from Amazon and its affiliates.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business, results of operations, and financial condition could be materially adversely affected.

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in Long Beach, California, where we import our products to fulfill our Americas orders, could significantly disrupt our business. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, results of operations, and financial condition.

If we lose the services of key personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance, and senior management personnel. The competition for qualified personnel with significant experience in the design, development, manufacturing, marketing, and sales in the markets in which we operate is intense, both where our U.S. operations are based, including Silicon Valley, and in global markets in which we operate. Our inability to attract qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and services. Changes to U.S. immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts.

We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales, or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. If we suffer the loss of services of any key executive or key personnel, our business, results of operations, and financial condition could be materially adversely affected. In addition, we may not be able to have the proper personnel in place to effectively execute our long-term business strategy if key personnel retire, resign or are otherwise terminated.

If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

We rely on a combination of copyright, trademark, patent, and trade secret laws, nondisclosure agreements with employees, consultants, and suppliers, and other contractual provisions to establish, maintain, and protect our intellectual property and technology. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could materially adversely affect our brand and business, results of operations, and financial condition.

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain, and support technologically innovative products would be limited.

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decides not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. In addition, certain of Arlo’s firmware and the AI-based algorithms that we use in our Arlo Smart services incorporate open source software, the licenses for which may include customary requirements for, and restrictions on, use of the open source software.

If we are offering products or services that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products or services. In addition, these licenses may require royalty payments or other consideration to the third-party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms, if at all. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products and services that incorporate the licensed technologies, in addition to being unable to continue to maintain and support these products and services. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party technology and software. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, results of operations, and financial condition could be materially adversely affected.

We also utilize third-party software development companies and contractors to develop, customize, maintain, and support software that is incorporated into our products and services. If these companies and contractors fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products and services or difficulties with supporting existing products, services, and our users.

Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall revenue. International sales were 25% of overall revenue in fiscal year 2017 and 23% of overall revenue in fiscal year 2016. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;

•	political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	preference for locally branded products, and laws and business practices favoring local competition;

•	potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•	increased difficulty in managing inventory;

•	delayed revenue recognition;

•	less effective protection of intellectual property;

•
    stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the European Ecodesign directive that are costly to comply with and may vary from country to country;

•	difficulties and costs of staffing and managing foreign operations;

•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third-party logistics providers; and

•	changes in local tax and customs duty laws or changes in the enforcement, application, or interpretation of such laws.

We are also required to comply with local environmental legislation, and those who sell our products rely on this compliance in order to sell our products. If those who sell our products do not agree with our interpretations and requirements of new legislation, they may cease to order our products and our business, results of operations, and financial condition could be materially adversely affected.

The development of our operations and infrastructure in connection with our separation from NETGEAR, and any future expansion of such operations and infrastructure, may not be entirely successful, and may strain our operations and increase our operating expenses.

In connection with our separation from NETGEAR, we have been implementing a new information technology infrastructure for our business, which includes the creation of management information systems and operational and financial controls unique to our business. We may not be able to put in place adequate controls in an efficient and timely manner in connection with our separation from NETGEAR and as our business grows, and our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures, and controls may place a significant burden on our management and operational and financial resources. In addition, as we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures, and financial controls, or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

For example, we are investing significant capital and human resources in the design, development, and enhancement of our financial and enterprise resource planning systems. We will depend on these systems in order to timely and accurately process and report key components of our results of operations, financial condition, and cash flows. If the systems fail to operate appropriately or we experience any disruptions or delays in enhancing their functionality to meet current business requirements, our ability to fulfill customer orders, bill, and track our customers, fulfill contractual obligations, accurately report our financials, and otherwise run our business could be adversely affected. Even if we do not encounter these adverse effects, the development and enhancement of systems may be much more costly than we anticipated. If we are unable to continue to develop and enhance our information technology systems as planned, our business, results of operations, and financial condition could be materially adversely affected.

Governmental regulations of imports or exports affecting internet security could affect our revenue.

Any additional governmental regulation of imports or exports or failure to obtain required export approval of our encryption technologies could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies, particularly encryption technology. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. In response to terrorist activity, governments could enact additional regulation or restriction on the use, import, or export of encryption technology. This additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications, resulting in decreased demand for our products and services. In addition, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in the United States and the international internet security market.

We are involved in litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, which could be costly and subject us to significant liability.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets, and other intellectual property rights. From time to time, third parties have asserted, and may continue to assert, exclusive patent, copyright, trademark, and other intellectual property rights against us, demanding license or royalty payments or seeking payment for damages, injunctive relief, and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that they believe cover our products. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could materially adversely affect our business, results of operations, and financial condition.

In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. If we do not resolve these claims on a favorable basis, our business, results of operations, and financial condition could be materially adversely affected.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business, results of operations, and financial condition could be materially adversely affected and our stock price could decline.

From time to time, we may undertake acquisitions to add new product and service lines and technologies, acquire talent, gain new sales channels, or enter into new sales territories. Acquisitions involve numerous risks and challenges, including relating to the successful integration of the acquired business, entering into new territories or markets with which we have limited or no prior experience, establishing or maintaining business relationships with new retailers, distributors, or other channel partners, vendors, and suppliers, and potential post-closing disputes.

We cannot ensure that we will be successful in selecting, executing, and integrating acquisitions. Failure to manage and successfully integrate acquisitions could materially harm our business, financial condition, and results of operations. In addition, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions that we choose to undertake, our stock price may decline.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor, control, and manage our sales channel inventory and maintain an appropriate level and mix of products with our distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product.

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively, we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand, leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery, or have to ship products by air freight to meet immediate demand, thereby incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margin.

*Global economic conditions could materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions, conditions in the financial markets, and changes in the overall demand for connected lifestyle products. Our products and services may be considered discretionary items for our consumer and small business end-users. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products.

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could materially adversely affect our business, results of operations, and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business, results of operations, and financial condition. In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects, including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency, and fixed income markets, instability in the stock market, and high unemployment.

For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary, and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the “Brexit” process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom’s “Brexit” decision lead to additional economic or political instability, the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products, customer insolvencies, decreased customer confidence to make purchasing decisions, decreased customer demand, and decreased customer ability to pay their trade obligations.

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs, or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. While China currently enjoys “most favored nation” trading status with the United States, the Trump administration has proposed to revoke that status and has announced higher tariffs, and proposed additional higher tariffs, on products imported from China, which could materially adversely affect our business, results of operations, and financial condition.

The success of our business depends on customers’ continued and unimpeded access to our platform on the internet.

Our users must have internet access in order to use our platform. Some providers may take measures that affect their customers’ ability to use our platform, such as degrading the quality of the data packets we transmit over their lines, giving those packets lower priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our platform.

In December 2010, the Federal Communications Commission (the “FCC”), adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. Recently, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution, or otherwise engage in discriminatory practices, our business, results of operations, and financial condition could be materially adversely affected. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise materially adversely affect our business, results of operations, and financial condition.

*Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include but are not limited to:

•	changes in tax laws or the regulatory environment;

•	changes in accounting and tax standards or practices;

•	changes in the composition of operating income by tax jurisdiction; and

•	our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Because we do not have a long history of operating as a separate company and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recorded under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. At this time, Treasury has not yet issued Regulations on how these new rules should be applied and how the relevant calculations are to be prepared. As there exists only limited guidance at this time, significant estimates and judgment are required in assessing the consequences. The amounts for adjusting the deferred tax assets and liabilities for the new effective tax rate and the transition tax are provisional based on the guidance provided by the SEC in Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. As a result of continued regulations and interpretations of the Tax Act, we are still quantifying the effects of the tax law change. Based on information available, we also reflected a provisional estimate of $2.9 million related to the transitional tax that was fully offset with tax attributes and therefore did not result in an income tax expense. The amounts reported in the audited combined financial statements and accompanying notes for the year ended December 31, 2017 included in the prospectus filed with the SEC on August 6, 2018 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) are provisional based on the uncertainty discussed above. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. State legislatures have not had sufficient time to respond to the

Tax Act. Accordingly, there is uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition.

Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (“VAT”) or goods and services tax (“GST”). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest, and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities agree with our reporting positions and upon audit may assess us additional taxes, duties, interest, and penalties.

Additionally, some of our products are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control. We also incorporate encryption technology into certain of our solutions. These encryption solutions and underlying technology may be exported outside of the United States only with the required export authorizations or exceptions, including by license, a license exception, appropriate classification notification requirement, and encryption authorization.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments, and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time consuming, and may result in delay or loss of sales opportunities even if the export license ultimately is granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including using authorizations or exceptions for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons and countries, we have not been able to guarantee, and cannot guarantee, that the precautions we take will prevent all violations of export control and sanctions laws, including if purchasers of our products bring our products and services into sanctioned countries without our knowledge. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and incarceration could be imposed on employees and managers for criminal violations of these laws.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or our end-users’ ability to utilize our solutions in their countries. Changes in our products and services or changes in import and export regulations may create delays in the introduction of our products in international markets. Furthermore, recent actions by the Trump administration announcing increased duties on products imported from China may severely impact the price of our goods imported into the United States in the future, and other countries may follow suit and increase duties on goods produced in China.

Adverse action by any government agencies related to indirect tax laws could materially adversely affect our business, results of operations and financial condition.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution, and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations, and requirements, and any associated unanticipated costs, could materially adversely affect our business, results of operations, and financial condition.

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we are expending resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules will require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations, and financial condition.

One area that has a large number of regulations is environmental compliance. Management of environmental pollution and climate change has produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances, and participate in required recovery and recycling of our products. While future changes in regulations are certain, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this could have a material adverse effect on our business, financial condition, and results of operations.

Our selling and distribution practices are also regulated in large part by U.S. federal and state as well as foreign antitrust and competition laws and regulations. In general, the objective of these laws is to promote and maintain free competition by prohibiting certain forms of conduct that tend to restrict production, raise prices or otherwise control the market for goods or services to the detriment of consumers of those goods and services. Potentially prohibited activities under these laws may include unilateral conduct or conduct undertaken as the result of an agreement with one or more of our suppliers, competitors, or customers. The potential for liability under these laws can be difficult to predict as it often depends on a finding that the challenged conduct resulted in harm to competition, such as higher prices, restricted supply, or a reduction in the quality or variety of products available to consumers. We utilize a number of different distribution channels to deliver our products to customers and end-users and regularly enter into agreements with resellers of our products at various levels in the distribution chain that could be subject to scrutiny under these laws in the event of private litigation or an investigation by a governmental competition authority. In addition, many of our products are sold to consumers via the internet. Many of the competition-related laws that govern these internet sales were adopted prior to the advent of the internet and, as a result, do not contemplate or address the unique issues raised by online sales. New interpretations of existing laws and regulations, whether by courts or by the state, federal, or foreign governmental authorities charged with the enforcement of those laws and regulations, may also impact our business in ways we are currently unable to predict. Any failure on our part or on the part of our employees, agents, distributors, or other business partners to comply with the laws and regulations governing competition can result in negative publicity and diversion of management time and effort and may subject us to significant litigation liabilities and other penalties.

We are exposed to the credit risk of some of our customers and to credit exposures in certain markets, which could result in material losses.

A substantial portion of our sales are on an open credit basis, with typical payment terms of 30 to 60 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer financial viability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts.

Any bankruptcies or illiquidity among our customer base could harm our business and have a material adverse effect on our financial condition and results of operations. To the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could materially adversely affect our business, results of operations, and financial condition.

If our products are not compatible with some or all leading third-party IoT products and protocols, we could be materially adversely affected.

A core part of our solution is the interoperability of our platform with third-party IoT products and protocols. The Arlo platform seamlessly integrates with third-party IoT products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify, and Samsung SmartThings. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products, and such incompatibility could negatively impact the adoption of our products and solutions. A lack of interoperability may also result in significant redesign costs, and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products could materially adversely affect our business, results of operations, and financial condition.

In addition, to the extent our competitors supply products that compete with our own, it is possible these competitors could design their technologies to be closed or proprietary systems that are incompatible with our products or work less effectively with our products than their own. As a result, end-users may have an incentive to purchase products that are compatible with the products and technologies of our competitors over our products.

The marketability of our products may suffer if wireless telecommunications operators do not deliver acceptable wireless services.

The success of our business depends, in part, on the capacity, affordability, reliability, and prevalence of wireless data networks provided by wireless telecommunications operators and on which our IoT hardware products and solutions operate. Growth in demand for wireless data access may be limited if, for example, wireless telecommunications operators cease or materially curtail operations, fail to offer services that customers consider valuable at acceptable prices, fail to maintain sufficient capacity to meet demand for wireless data access, delay the expansion of their wireless networks and services, fail to offer and maintain reliable wireless network services, or fail to market their services effectively.

*We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could materially adversely affect our business, results of operations, and financial condition.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial condition, results of operations, and cash flows. Although a portion of our international sales are currently invoiced in U.S. dollars, we have implemented and continue to implement for certain countries and customers both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales primarily in Europe and Australia, as well as our global operations, and non-U.S. dollar-denominated operating expenses and certain assets and liabilities. In addition, weaknesses in foreign currencies for U.S. dollar-denominated sales could adversely affect demand for our products.

Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency-denominated costs. As a result, we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

We established a hedging program after the IPO to hedge our exposure to fluctuations in foreign currency exchange rates as a response to the risk of changes in the value of foreign currency-denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments. We expect that such foreign currency forward contracts will reduce, but will not eliminate, the impact of currency exchange rate movements. For example, we may not execute forward contracts in all currencies in which we conduct business. In addition, we may hedge to reduce the impact of volatile exchange rates on revenue, gross profit and operating profit for limited periods of time. However, the use of these hedging activities may only offset a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

Risks Related to Our Separation from NETGEAR

*The Distribution may not occur, and the Separation may not be successful.

We continue to be controlled by NETGEAR, and NETGEAR has informed us that, at some time in the future, but no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, it intends to effect the Distribution. However, NETGEAR may abandon or change the structure of the distribution if it determines, in its sole discretion, that the distribution is not in the best interest of NETGEAR or its stockholders.

In addition, the process of becoming a stand-alone public company may distract our management from focusing on our business and strategic priorities. Further, we may not be able to issue debt or equity on terms acceptable to us or at all. Moreover, even with equity compensation tied to our business, we may not be able to attract and retain employees as desired.

We also may not fully realize the intended benefits of being a stand-alone public company if any of the risks identified in these “Risk Factors,” or other events, were to occur. These intended benefits include improving the strategic and operational flexibility of both companies, increasing the focus of the management teams on their respective business operations, allowing each company to adopt the capital structure, investment policy and dividend policy best suited to its financial profile and business needs, and providing each company with its own equity currency to facilitate acquisitions and to better incentivize management. If we do not realize these intended benefits for any reason, our business may be negatively affected. In addition, the separation could materially adversely affect our business, results of operations, and financial condition.

*As long as NETGEAR controls us, our stockholders’ ability to influence matters requiring stockholder approval will be limited.

NETGEAR owns 62,500,000 shares of our common stock, representing approximately 84.2% of the outstanding shares of our common stock. For so long as NETGEAR beneficially owns shares of our outstanding common stock representing at least a majority of the votes entitled to be cast by the holders of our outstanding common stock, NETGEAR will be able to elect all of the members of our board of directors.

NETGEAR’s ability to control our board of directors may make it difficult for us to recruit high-quality independent directors.

So long as NETGEAR beneficially owns shares of our outstanding common stock representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, NETGEAR can effectively control and direct our board of directors.

We anticipate that Mr. Lo will continue to serve as the Chairman of the board of directors and Chief Executive Officer of NETGEAR. Further, the interests of NETGEAR and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

NETGEAR’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and NETGEAR could be resolved in a manner unfavorable to us and our other stockholders.

Various conflicts of interest between us and NETGEAR could arise. We anticipate that Mr. Lo will continue to serve as the Chairman of the board of directors and Chief Executive Officer of NETGEAR. Ownership interests of Mr. Lo and NETGEAR in our capital stock and ownership interests of our directors and officers in NETGEAR capital stock, or service by an individual as either a director and/or officer of both companies, could create or appear to create potential conflicts of interest when such individuals are faced with decisions relating to us. These decisions could include:

•	corporate opportunities;

•
    the impact that operating or capital decisions (including the incurrence of indebtedness) relating to our business may have on NETGEAR’s consolidated financial statements and/or current or future indebtedness (including related covenants);

•	business combinations involving us;

•	our dividend and stock repurchase policies;

•	compensation and benefit programs and other human resources policy decisions;

•	management stock ownership;

•	the intercompany agreements and services between us and NETGEAR, including the agreements relating to our separation from NETGEAR;

•	the payment of dividends on our common stock; and

•	determinations with respect to our tax returns.

Potential conflicts of interest could also arise if we decide to enter into new commercial arrangements with NETGEAR in the future or in connection with NETGEAR’s desire to enter into new commercial arrangements with third parties. Additionally, NETGEAR may be constrained by the terms of agreements relating to its indebtedness from taking actions, or permitting us to take actions, that may be in our best interest.

Our amended and restated certificate of incorporation provides that, except as otherwise agreed to in writing by NETGEAR and us, NETGEAR will have no duty to refrain from engaging in the same or similar business activities or lines of business, doing business with any of our customers, or employing or otherwise engaging or soliciting for employment any of our directors, officers, or employees.

Our amended and restated certificate of incorporation also provides that in the event that a director or officer of the Company who is also a director or officer of NETGEAR acquires knowledge of a potential corporate opportunity that may be a corporate opportunity for both the Company and NETGEAR (excluding any corporate opportunity that was presented or became known to such director or officer solely in his or her capacity as a director or officer of the Company, as reasonably determined by such director or officer, unless the Company notifies such person that the Company does not intend to pursue such opportunity), such director or officer may present such opportunity to the Company or NETGEAR or both, as such director or officer determines in his or her sole discretion, and that by doing so such person will have satisfied his or her duties to the Company and its stockholders. Our amended and restated certificate of incorporation provides that we renounce any interest in any such opportunity presented to NETGEAR. These provisions create the possibility that a corporate opportunity of the Company may be used for the benefit of NETGEAR. However, the corporate opportunity provisions in our amended and restated certificate of incorporation will cease to apply and will have no further force and effect from and after the date that both (1) NETGEAR ceases to own shares of our common stock representing at least 50% of the total voting power of our common stock and (2) no person who is a director or officer of the Company is also a director or officer of NETGEAR.

Furthermore, disputes may arise between us and NETGEAR relating to our past and ongoing relationships, and these potential conflicts of interest may make it more difficult for us to favorably resolve such disputes, including those related to:

•	tax, employee benefit, indemnification, and other matters arising from the separation;

•	the nature, quality, and pricing of services NETGEAR agrees to provide to us; and

•	sales and other disposals by NETGEAR of all or a portion of its ownership interest in us.

We will have a general policy that all material transactions with a related party, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by our Audit Committee and its independent members, who will determine whether such transactions or proposals are fair and reasonable to Arlo and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with our Audit Committee at its meetings.

However, we may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. While we are controlled by NETGEAR, we may not have the leverage to negotiate amendments to our various agreements with NETGEAR (if any are required) on terms as favorable to us as those we would negotiate with an unaffiliated third party.

*The terms of the agreements that we entered into with NETGEAR in connection with the Separation may limit our ability to take certain actions, including in the period prior to the Distribution, which may prevent us from pursuing opportunities to raise capital, acquire other businesses, or provide equity incentives to our employees, which could impair our ability to grow.

The terms of the agreements that entered into with NETGEAR in connection with the separation, including the master separation agreement, may limit our ability to take certain actions, which could impair our ability to grow. The master separation agreement provides that, as long as NETGEAR beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without NETGEAR’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts. In addition, under current tax law, NETGEAR must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of nonvoting capital stock, if any is outstanding, until immediately prior to the distribution of our stock then held by NETGEAR to its stockholders in order for such distribution to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes. NETGEAR has informed us that, at some time in the future, but no earlier than the expiration or earlier termination of the 145-day lock-up period applicable to NETGEAR, it intends to effect the Distribution. This may result in NETGEAR not supporting transactions that we wish to pursue that involve issuing shares of our capital stock, including for capital-raising purposes, as consideration for an acquisition or as equity incentives to our employees. To preserve the tax-free treatment of the Separation and Distribution, the master separation agreement includes certain covenants and restrictions to ensure that, until immediately prior to the Distribution, NETGEAR will retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of nonvoting capital stock, if any is outstanding. In addition, to preserve the tax-free treatment of the Separation and Distribution, we have agreed in the tax matters agreement to restrictions, including restrictions that generally would be effective during the two-year period following the Distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. See “We may not be able to engage in desirable strategic or capital-raising transactions following the Distribution.” Our inability to pursue such transactions could materially adversely affect our business, results of operations and financial condition.

*If the Distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, NETGEAR, Arlo and Arlo stockholders could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify NETGEAR for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

NETGEAR expects to obtain an opinion of counsel regarding qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel would be based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of NETGEAR and us, including those relating to the past and future conduct of NETGEAR and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or NETGEAR breach any of the respective covenants in any of the separation-related agreements, the opinion of counsel could be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding any opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the Distribution, together with certain related transactions, should be treated as a taxable transaction if it were to determine that any of the facts, assumptions, representations, statements or undertakings upon which any opinion of counsel was based were false or had been violated, or if it were to disagree with the conclusions in any opinion of counsel. Any opinion of counsel would not be binding on the IRS or the courts, and we cannot assure that the IRS or a court would not assert a contrary position. NETGEAR has not requested, and does not intend to request, a ruling from the IRS with respect to the treatment of the Distribution or certain related transactions for U.S. federal income tax purposes.

If the Distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, NETGEAR would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value, and NETGEAR stockholders who receive shares of our common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We have agreed in the tax matters agreement to indemnify NETGEAR for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the Distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the separation-related agreements or in the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material.

*We may not be able to engage in desirable strategic or capital-raising transactions following the Distribution.

Under current law, a distribution that would otherwise qualify as a tax-free transaction, for U.S. federal income tax purposes, under Section 355 of the Code can be rendered taxable to the parent corporation and its stockholders as a result of certain post-distribution acquisitions of shares or assets of the distributed corporation. For example, such a distribution could result in taxable gain to the parent corporation under Section 355(e) of the Code if the distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquired, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the distributed corporation.

To preserve the tax-free treatment of the Separation and Distribution, and in addition to our expected indemnity obligation described above, we will agree in the tax matters agreement to restrictions that address compliance with Section 355 of the Code (including Section 355(e) of the Code). These restrictions, which generally would be effective during the two-year period following the Distribution, could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

*If NETGEAR experiences a change in control, our current plans and strategies could be subject to change.

As long as NETGEAR controls us, it will have significant influence over our plans and strategies, including strategies relating to marketing and growth. In the event NETGEAR experiences a change in control, a new NETGEAR owner may attempt to cause us to revise or change our plans and strategies, as well as agreements between NETGEAR and us. A new owner may also have different plans with respect to the contemplated distribution of our common stock to NETGEAR stockholders, including not effecting such a distribution.

*The assets and resources that we acquired from NETGEAR in the Separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from NETGEAR.

Because we have not operated as an independent company in the past, we will need to acquire assets in addition to those contributed by NETGEAR and its subsidiaries to us and our subsidiaries in connection with the Separation. We may also face difficulty in separating our assets from NETGEAR’s assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in separating our assets from NETGEAR’s assets or integrating newly acquired assets.

*The services that NETGEAR provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.

Pursuant to the transition services agreement, NETGEAR has agreed to continue to provide us with corporate and shared services for a transitional period related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, engineering, operations, customer support, human resources and employee benefits, sales and sales operations, and other services in exchange for the fees specified in the transition services agreement between us and NETGEAR. NETGEAR is not obligated to provide these services in a manner that differs from the nature of the services provided to the Arlo business during the 12-month period prior to the Separation, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from NETGEAR due to the termination of the transition services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by NETGEAR).

*Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other intercompany agreements with NETGEAR.

As an operating segment of NETGEAR, we relied on administrative and other resources of NETGEAR, including information technology, accounting, finance, human resources and legal services, to operate our business. In connection with our IPO, we entered into various service agreements to retain the ability for specified periods to use these NETGEAR resources. These services may not be provided at the same level as when we were a business segment within NETGEAR, and we may not be able to obtain the same benefits that we received prior to the IPO. These services may not be sufficient to meet our needs, and after our agreements with NETGEAR expire (which will generally occur within 18 months following the completion of the IPO, which occurred on August 7, 2018), we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with NETGEAR. We will need to create our own administrative and other support systems or contract with third parties to replace NETGEAR’s systems. In addition, we have received informal support from NETGEAR, which may not be addressed in the agreements we have entered into with NETGEAR, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in NETGEAR’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

*We are a smaller company relative to NETGEAR, which could result in increased costs in our supply chain and in general because of a decrease in our purchasing power. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the IPO, we were able to take advantage of NETGEAR’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support, and audit and other professional services. In addition, as a segment of NETGEAR, we were able to leverage NETGEAR’s size and purchasing power to bargain with suppliers of our components and our ODMs. We are a smaller company than NETGEAR, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the IPO. As a stand-alone company, we may be unable to obtain office space, goods, technology, and services in general, as well as components and services that are part of our supply chain, at prices or on terms as favorable as those available to us prior to the IPO, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

*NETGEAR has agreed to indemnify us for certain liabilities. However, we cannot assure that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that NETGEAR’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the master separation agreement and certain other agreements with NETGEAR, NETGEAR has agreed to indemnify us for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between us and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between us and NETGEAR, each party is liable for, and indemnifies the other party and its subsidiaries from and against any liability for, taxes that are allocated to the indemnifying party under the tax matters agreement. In addition, we have agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on us or NETGEAR as a result of the failure of the Distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, we have agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify us but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

However, third parties could also seek to hold us responsible for any of the liabilities that NETGEAR has agreed to retain, and we cannot assure that an indemnity from NETGEAR will be sufficient to protect us against the full amount of such liabilities, or that NETGEAR will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from NETGEAR any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could materially adversely affect our business, results of operations, and financial condition.

Certain contracts used in our business will need to be replaced, or assigned from NETGEAR or its affiliates to Arlo in connection with the Separation, which may require the consent of the counterparty to such an assignment, and failure to obtain such replacement contracts or consents could increase Arlo’s expenses or otherwise adversely affect our results of operations.

Our separation from NETGEAR requires us to replace shared contracts and, with respect to certain contracts that are to be assigned from NETGEAR or its affiliates to us or our affiliates, to obtain consents and assignments from third parties. It is possible that, in connection with the replacement or consent process, some parties may seek more favorable contractual terms from Arlo. If we are unable to obtain such replacement contracts or consents, as applicable, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to Arlo as part of the separation. If Arlo is unable to obtain such replacement contracts or consents, the loss of these contracts could increase Arlo’s expenses or otherwise materially adversely affect our business, results of operations and financial condition.

*Some of our directors and executive officers own NETGEAR common stock, restricted shares of NETGEAR common stock or options to acquire NETGEAR common stock and hold positions with NETGEAR, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in our not acting on opportunities we otherwise may have.

Some of our directors and executive officers own NETGEAR common stock, restricted shares of NETGEAR stock or options to purchase NETGEAR common stock. In addition, we anticipate that Mr. Lo will continue to serve as the Chairman of the board of directors and Chief Executive Officer of NETGEAR.

Ownership of NETGEAR common stock, restricted shares of NETGEAR common stock and options to purchase NETGEAR common stock by our directors and executive officers after the offering and the presence of executive officers or directors of NETGEAR on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and NETGEAR that could have different implications for NETGEAR than they do for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between NETGEAR and us regarding terms of the agreements governing the separation and the relationship between NETGEAR and us thereafter, including the master separation agreement, the employee matters agreement, the tax matters agreement, the intellectual property rights cross-license agreement, the registration rights agreement, or the transition services agreement. Potential conflicts of interest could also arise if we enter into commercial arrangements with NETGEAR in the future. As a result of these actual or apparent conflicts of interest, we may be precluded from pursuing certain growth initiatives.

*We may have received better terms from unaffiliated third parties than the terms we will receive in the agreements that we entered into with NETGEAR in connection with the Separation.

The agreements that we entered into with NETGEAR in connection with the Separation, including the master separation agreement, the transition services agreement, the intellectual property cross-license agreement, the tax matters agreement, the employee matters agreement and the registration rights agreement with respect to NETGEAR’s continuing ownership of our common stock, were prepared in the context of the Separation while we were still a wholly owned subsidiary of NETGEAR. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent board of directors or a management team that was independent of NETGEAR. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

Risks Related to Ownership of Our Common Stock

*The market price of our common stock could be volatile and is influenced by many factors, some of which are beyond our control.

The market price of our common stock could be volatile and is influenced by many factors, some of which are beyond our control, including those described above in “Risks Related to Our Business” and the following:

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of securities analysts who follow our common stock or changes in earnings estimates by analysts;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results and those of our competitors;

•	general economic and stock market conditions;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	risks related to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	the trading volume of our common stock;

•	future sales of our common stock or other securities;

•	whether, when, and in what manner NETGEAR completes the Distribution; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

In particular, the realization of any of the risks described in these “Risk Factors” could have a material adverse impact on the market price of our common stock in the future and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

*We may change our dividend policy at any time.

Although we currently intend to retain future earnings to finance the operation and expansion of our business and therefore do not anticipate paying cash dividends on our capital stock in the foreseeable future, our dividend policy may change at any time without notice to our stockholders. The declaration and amount of any future dividends to holders of our common stock will be at the discretion of our board of directors in accordance with applicable law and after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs, cash flows, impact on our effective tax rate, indebtedness, contractual obligations, legal requirements, and other factors that our board of directors deems relevant. As a result, we cannot assure you that we will pay dividends at any rate or at all.

*Future sales, or the perception of future sales, of our common stock, including by NETGEAR, may depress the price of our common stock.

The market price of our common stock could decline significantly as a result of sales or other distributions of a large number of shares of our common stock in the market, including shares that might be offered for sale or distributed by NETGEAR. The perception that these sales might occur could depress the market price of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have 74,247,250 shares of common stock outstanding. The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. NETGEAR has registration rights with respect to shares of our common stock held by it. Any shares registered pursuant to the registration rights agreement may be freely tradable in the public market following a 145-day lock-up period applicable to NETGEAR as described below.

In connection with the initial public offering, we, our directors and executive officers and NETGEAR have each entered into a lock-up agreement and thereby is subject to a “lock-up period,” meaning that we, they and their permitted transferees are not permitted to sell any of the shares of our common stock for 145 days, in the case of NETGEAR, and for 180 days, in our case and the case of our directors and executive officers, in each case after the date of the Prospectus, without the prior consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc. on behalf of the underwriters in the IPO. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities Inc., on behalf of the underwriters in the IPO may, in their sole discretion and without notice, release all or any portion of the shares of our common stock from the restrictions in any of the lock-up agreements described above.

Also, in the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

*Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

We have historically operated our business as a segment of a public company. As a stand-alone public company, we have additional legal, accounting, insurance, compliance, and other expenses that we have not incurred historically. We are now obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

Sarbanes-Oxley, as well as rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and the NYSE. Any such action could harm our reputation and the confidence of investors and customers in us and could materially adversely affect our business and cause our share price to fall.

*Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could materially adversely affect our business, results of operations, financial condition, and stock price.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which will require annual management assessments of the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ended December 31, 2019. Upon loss of emerging growth company status, an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting will be required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Sarbanes-Oxley to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in the price of our common stock, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

*Your percentage ownership in Arlo may be diluted in the future.

In the future, your percentage ownership in Arlo may be diluted because of equity awards that Arlo may grant to Arlo’s directors, officers, and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. In addition, following the Distribution, Arlo and NETGEAR employees will hold awards in respect of shares of our common stock as a result of the conversion of their NETGEAR stock awards (in whole or in part) to Arlo stock awards in connection with the Distribution. Such awards will have a dilutive effect on Arlo’s earnings per share, which could adversely affect the market price of Arlo common stock. From time to time, Arlo will issue additional stock-based awards to its employees under Arlo’s employee benefits plans.

In addition, Arlo’s amended and restated certificate of incorporation authorizes Arlo to issue, without the approval of Arlo’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Arlo’s common stock respecting dividends and distributions, as Arlo’s board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, Arlo could grant the holders of preferred stock the right to elect some number of Arlo’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that Arlo could assign to holders of preferred stock could affect the residual value of the common stock.

*We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

*We are a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, we may elect to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. We do not currently expect or intend to rely on any of these exemptions, but we cannot assure that we will not rely on these exemptions in the future.

NETGEAR owns more than 50% of the total voting power of our outstanding common stock, and we are a “controlled company” under the applicable rules of the NYSE. As a controlled company, we may elect to rely on exemptions from certain of the applicable corporate governance requirements of the NYSE, including the requirements that:

•	a majority of our board of directors consists of independent directors;

•	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As a result, while NETGEAR continues to control a majority of our outstanding common stock, we may elect not to comply with the corporate governance standards requiring (i) a majority of independent directors on the board; (ii) a fully independent compensation committee; and (iii) a fully independent nominating and corporate governance committee. We do not currently expect or intend to rely on any of these exemptions, but we cannot assure that we will not rely on these exemptions in the future. If we make such an election, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. In the event that we cease to be a controlled company within the meaning of the applicable rules of the NYSE, we will be required to comply with these requirements after specified transition periods.

*Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law may prevent or delay an acquisition of Arlo, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;

•
    the inability of our stockholders to act without a meeting of stockholders, from and after such time as NETGEAR beneficially owns shares of our common stock representing less than a majority of the voting rights of our common stock;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

•
    the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•
    a provision that, from and after such time as NETGEAR beneficially owns shares of our common stock representing less than a majority of the voting rights of our common stock, stockholders may only remove directors with cause while the board of directors is classified; and

•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

In addition, because we have not elected to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation (an “interested stockholder”) shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which the person became an interested stockholder, unless (i) prior to such time, the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (ii) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (iii) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make Arlo immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of Arlo and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

*Our amended and restated certificate of incorporation contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Arlo, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of Arlo to Arlo or Arlo’s stockholders, any action asserting a claim against Arlo or any director or officer of Arlo arising pursuant to any provision of the DGCL or Arlo’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim against Arlo or any director or officer of Arlo governed by the internal affairs doctrine under Delaware law. Our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These exclusive forum provisions may limit the ability of Arlo’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Arlo or Arlo’s directors or officers, which may discourage such lawsuits against Arlo and Arlo’s directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Arlo may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect Arlo’s business, financial condition, or results of operations.

*Our board of directors has the ability to issue blank check preferred stock, which may discourage or impede acquisition attempts or other transactions.

Our board of directors has the power, subject to applicable law, to issue series of preferred stock that could, depending on the terms of the series, impede the completion of a merger, tender offer or other takeover attempt. For instance, subject to applicable law, a series of preferred stock may impede a business combination by including class voting rights, which would enable the holder or holders of such series to block a proposed transaction. Our board of directors will make any determination to issue shares of preferred stock on its judgment as to our and our stockholders’ best interests. Our board of directors, in so acting, could issue shares of preferred stock having terms which could discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders may believe to be in their best interests or in which stockholders would have received a premium for their stock over the then prevailing market price of the stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On January 5, 2018, we issued 1,000 shares of common stock to NETGEAR, Inc. in a private placement pursuant to Section 4(a)(2) of the Securities Act for one dollar. On August 2, 2018, in connection with the Separation and prior to the effectiveness of Arlo’s registration statement on Form 8-A, we issued 62,499,000 shares of Arlo common stock to NETGEAR in a private placement pursuant to Section 4(a)(2) of the Securities Act. As of the completion of the IPO, NETGEAR owns 62,500,000 shares of Arlo common stock.

In addition, on August 2, 2018, we granted, pursuant to our 2018 Equity Incentive Plan, stock options to purchase an aggregate of 3,343,500 shares of our common stock to employees with an exercise price equal to our initial public offering price of $16.00 per share and restricted stock units covering an aggregate of 37,500 shares of our common stock to our non-employee directors. These grants were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as they were under a compensatory benefit plan as provided under Rule 701.

(b) Use of Proceeds

On August 7, 2018, we completed our initial public offering (the “IPO”) in which we issued and sold 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018) at a price to the public of $16.00 per share. We received net proceeds of approximately $174.8 million after deducting underwriting discounts and commissions and before estimated offering costs. Estimated offering costs amounted to approximately $7.4 million, a portion of which will be paid by NETGEAR. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning ten percent or more of our common stock or to their associates or affiliates.

The offer and sale of all of shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-226088), which was declared effective by the SEC on August 2, 2018. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc, and Guggenheim Securities LLC acted as lead book-running managers for the offering. Raymond James & Associates, Inc., Cowen and Company LLC, and Imperial Capital LLC acted as joint book-running managers for the offering. The offering commenced on August 2, 2018 and did not terminate before all securities registered in the registration statement were sold.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the Securities and Exchange Commission on August 6, 2018, pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
(c) Repurchase of Equity Securities by the Company
None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, dated as of June 28, 2018, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc.	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Equity Incentive Plan	8-K	8/7/2018	10.12
10.14 *	2018 Employee Stock Purchase Plan	8-K	8/7/2018	10.13
10.15 *	Performance-Based Option Grant Agreement	8-K	8/7/2018	10.14
10.16 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.17 *	Non-Employee Director Restricted Stock Unit Grant Agreement				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Indicates management contract or compensatory plan or arrangement.
#
This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 27, 2018