Form 10-Q
period 2018-09-30
Arlo Technologies, Inc.
filed 2018-11-02
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 74,247,250 as of October 19, 2018.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$148,073	$108
Short-term investments	39,773	—
Accounts receivable, net	117,119	157,680
Receivables from NETGEAR	27,588	—
Inventories	132,479	82,952
Prepaid expenses and other current assets	9,529	3,018
Total current assets	474,561	243,758
Property and equipment, net	39,610	3,883
Intangibles, net	3,204	4,348
Goodwill	15,638	15,638
Other non-current assets	10,198	2,193
Total assets	$543,211	$269,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,947	$20,711
Payables to NETGEAR	15,204	—
Deferred revenue	26,514	34,072
Accrued liabilities	104,519	76,097
Income tax payable	199	—
Total current liabilities	196,383	130,880
Non-current deferred revenue	19,392	13,332
Non-current financing lease obligation	20,639	—
Non-current income taxes payable	22	189
Other non-current liabilities	1,066	—
Total liabilities	237,502	144,401
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 74,247,250 as of September 30, 2018 and none as of December 31, 2017	74	—
Additional paid-in capital	312,397	—
Accumulated other comprehensive income	14	—
Net parent investment	—	125,419
Accumulated deficit	(6,776)	—
Total stockholders’ equity	305,709	125,419
Total liabilities and stockholders’ equity	$543,211	$269,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per share data)
Revenue	$131,174	$104,887	$342,760	$245,884
Cost of revenue	101,427	76,535	255,666	184,467
Gross profit	29,747	28,352	87,094	61,417
Operating expenses:
Research and development	16,100	8,289	41,929	24,886
Sales and marketing	12,843	9,983	37,123	23,067
General and administrative	8,357	4,337	19,553	10,426
Separation expense	5,823	—	23,649	—
Total operating expenses	43,123	22,609	122,254	58,379
Income (loss) from operations	(13,376)	5,743	(35,160)	3,038
Interest income	503	—	503	—
Other income (expense), net	(129)	716	(923)	1,649
Income (loss) before income taxes	(13,002)	6,459	(35,580)	4,687
Provision for income taxes	223	445	830	801
Net income (loss)	$(13,225)	$6,014	$(36,410)	$3,886
Net income (loss) per share:
Basic	$(0.19)	$0.10	$(0.56)	$0.06
Diluted	$(0.19)	$0.10	$(0.56)	$0.06
Weighted average shares used to compute net income (loss) per share:
Basic	69,600	62,500	64,867	62,500
Diluted	69,600	62,500	64,867	62,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
Net income (loss)	$(13,225)	$6,014	$(36,410)	$3,886
Other comprehensive income, before tax:
Unrealized gain on derivative instruments	20	—	20	—
Unrealized loss on available-for-sale securities	(4)	—	(4)	—
Total other comprehensive income, before tax	16	—	16	—
Tax provision related to derivative instruments	(3)	—	(3)	—
Tax benefit related to available-for-sale securities	1	—	1	—
Total other comprehensive income, net of tax	14	—	14	—
Comprehensive income (loss)	$(13,211)	$6,014	$(36,396)	$3,886

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2016	—	$—	$—	$73,174	$—	$—	$73,174
Net income	—	—	—	6,549	—	—	6,549
Net transfer from Parent	—	—	—	43,245	—	—	43,245
Stock-based compensation expense funded by NETGEAR	—	—	—	2,451	—	—	2,451
Balance as of December 31, 2017	—	$—	$—	$125,419	$—	$—	$125,419
Cumulative-effect adjustment from adoption of ASC 606, net of tax	—	—	—	(3,061)	—	—	(3,061)
Net loss, prior to the completion of the Contribution	—	—	—	(29,634)	—	—	(29,634)
Net loss, after the completion of the Contribution	—	—	—	—	—	(6,776)	(6,776)
Issuance of common stock from initial public offering	11,747	12	174,725		—	—	174,737
Initial public offering costs paid by the Company			(1,404)				(1,404)
Initial public offering costs paid by NETGEAR			(3,148)				(3,148)
Net transfer from Parent	—	—	—	44,164	—	—	44,164
Conversion of Net parent investment into common stock	62,500	62	139,645	(139,645)	—	—	62
Stock-based compensation expense funded by NETGEAR	—	—	—	2,757	—	—	2,757
Stock-based compensation expense post-initial public offering	—	—	2,579	—	—	—	2,579
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(3)	—	(3)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	17	—	17
Balance as of September 30, 2018	74,247	$74	$312,397	$—	$14	$(6,776)	$305,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(36,410)	$3,886
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,406	2,811
Stock-based compensation	5,336	1,855
Deferred income taxes	(438)	(220)
Premium amortization / discount accretion on investments, net	(3)	—
Changes in assets and liabilities:
Accounts receivable, net	(69,724)	(12,292)
Receivables from NETGEAR	(24,611)	—
Inventories	(50,009)	(27,465)
Prepaid expenses and other assets	(6,845)	(202)
Accounts payable	53,717	(2,398)
Payables to NETGEAR	14,137	—
Deferred revenue	7,169	13,914
Accrued liabilities	57,823	14,021
Income taxes payable	143	1,018
Net cash used in operating activities	(46,309)	(5,072)
Cash flows from investing activities:
Purchases of property and equipment	(10,854)	(2,182)
Purchases of short-term investments	(39,774)	—
Payments made in connection with business acquisition, net of cash acquired	—	(737)
Net cash used in investing activities	(50,628)	(2,919)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	173,395	—
Net investment from parent	71,507	7,950
Net cash provided by financing activities	244,902	7,950
Net increase (decrease) in cash and cash equivalents	147,965	(41)
Cash and cash equivalents, at beginning of period	108	220
Cash and cash equivalents, at end of period	$148,073	$179

Non-cash investing and financing activities:
Purchases and transfers of property and equipment	$5,279	$574
Estimated fair value of a facility under build-to-suit lease	$21,858	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
The Company

Arlo Technologies, Inc. (“Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Its cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides users visibility, insight and a powerful means to help protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) - and primarily generates revenue by selling devices through retail channels, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases.

On February 6, 2018, NETGEAR Inc. (“NETGEAR”) announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo, then a wholly owned subsidiary of NETGEAR. Following a series of restructuring steps prior to the completion of the IPO of Arlo common stock, the Arlo business was transferred from NETGEAR to Arlo (collectively, the “Contribution”).

On August 2, 2018, NETGEAR and Arlo announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock at a price to the public of $16.00 per share. On August 3, 2018, Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO.” On August 7, 2018, the Company completed its IPO of 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018), at $16.00 per share, before underwriting discounts and commissions and estimated offering costs. Cash proceeds from the IPO offering were $173.4 million, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. The total offering cost was $4.6 million, of which $3.2 million was paid by NETGEAR.

Prior to the completion of the IPO, the Company was a wholly owned subsidiary of NETGEAR and upon the closing of the IPO (including the issuance of additional shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full) on August 7, 2018, NETGEAR owned approximately 84.2% of the shares of Arlo’s outstanding common stock. NETGEAR has informed the Company that it presently intends to distribute its holdings of Arlo common stock prior to the end of its first quarter of 2019 to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by NETGEAR’s board of directors, and other customary requirements, and NETGEAR may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of NETGEAR or its stockholders.

In addition, in connection with the Separation and IPO:

•On August 2, 2018, the Company amended and restated its Certificate of Incorporation to change the authorized capital stock to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, all with a par value of $0.001 per share.

•On August 2, 2018, the Company issued 62,499,000 shares of its common stock to the Company’s sole stockholder of record, NETGEAR (after which NETGEAR held 62,500,000 shares of common stock of the Company, which represented all of the then issued and outstanding common stock of the Company). This issuance is reflected in the share and per share amounts for all periods.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•On August 1, 2018, the Company reserved 9,000,000 shares of the Company’s common stock for issuance under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the Company’s 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

•The Company appointed executive officers and other key roles effective upon the completion of the IPO on August 7, 2018. Effective as of August 2, 2018, the Company also entered into executive confirmatory letters and change in control severance agreements with each of its key executives as well as granted its initial option grants to the Company’s key executives. For further details regarding executive compensation, please refer to the Prospectus (as defined below) in the section titled “Executive Compensation.”

Basis of Presentation

The unaudited condensed combined financial statements of Arlo that cover periods ending or as of dates prior to the completion of the IPO have been derived and carved out from the consolidated financial statements and accounting records of NETGEAR as if Arlo had operated on a stand-alone basis within the periods presented. In connection with the Separation and IPO, certain assets and liabilities presented have been transferred to Arlo at carry-over (historical cost) basis. Balances contributed by NETGEAR on or before the completion of the IPO were based on the master separation agreement between the Company and NETGEAR and related documents governing the Contribution. NETGEAR’s initial net assets contributed was approximately $80.9 million excluding the Account receivables of $111.1 million and Accounts payable of $25.5 million balances as of July 1, 2018. In addition, NETGEAR contributed approximately $70.0 million in cash in the period leading up to the separation. The net adjustment to the Company’s historical records was reflected as a net investment from parent. Following the completion of the IPO, the unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited combined financial statements and accompanying notes for the year ended December 31, 2017 included in the prospectus filed with the SEC on August 6, 2018 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods. The Company has evaluated all subsequent events through the date the financial statements were issued.

Cash Management

Arlo was historically funded as part of NETGEAR’s treasury program. Cash and cash equivalents were primarily centrally managed through bank accounts legally owned by NETGEAR. Accordingly, prior to the completion of the IPO, Cash and cash equivalents held by NETGEAR at the corporate level were not attributable to Arlo for the periods presented. Only cash amounts legally owned by entities dedicated to the Arlo business are reflected in the unaudited condensed consolidated balance sheets. Following the completion of IPO, the Company has maintained a separate cash management and financing function for its operation. Transfers of cash, both to and from NETGEAR’s treasury program, are reflected as a component of Net parent investment in the unaudited condensed consolidated balance sheets and as a financing activity on the accompanying unaudited condensed consolidated statements of cash flows.

Net Parent Investment

As the functional departments that make up Arlo were not historically held by a single legal entity, total Net parent investment is shown in lieu of equity in the unaudited condensed consolidated financial statements. Balances between Arlo and NETGEAR that were not historically cash settled are included in Net parent investment as of the completion of the IPO on August 7, 2018. Balances between Arlo and NETGEAR that were historically cash settled are included in Prepaid

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses and other current assets and Accrued liabilities on the unaudited condensed consolidated balance sheets. Net parent investment represents NETGEAR’s interest in the recorded assets of Arlo and represents the cumulative investment by NETGEAR in Arlo through the dates presented, inclusive of operating results.

Allocated Expenses

The operating results of Arlo have historically been disclosed as a reportable segment within the consolidated financial statements of NETGEAR enabling identification of directly attributable transactional information, functional departments, and headcount. Through July 1, 2018, Revenue and Cost of revenue, with the exception of channel sales incentives, were derived from transactional information specific to Arlo products and services. Directly attributable operating expenses were derived from activities relating to Arlo functional departments and headcount. Arlo employees also historically participated in NETGEAR’s stock-based incentive plans, in the form of restricted stock units (“RSUs”), stock options, and purchase rights issued pursuant to NETGEAR’s employee stock purchase plan. Stock-based compensation expense has been either directly reported by or allocated to Arlo based on the awards and terms previously granted to NETGEAR’s employees.

The unaudited condensed combined statements of operations of the Company as presented reflect the directly attributable transactional information specific to Arlo and certain additional allocated costs through July 1, 2018. The allocated costs for corporate functions included, but were not limited to, allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. Following July 1, 2018, the unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Transactions between the Company and NETGEAR are included in these unaudited condensed consolidated financial statements for all periods presented.

The amount of these allocations from NETGEAR reflected within operating expenses in the unaudited condensed consolidated statements of operations was $11.0 million for the three months ended October 1, 2017, which included $3.1 million for research and development, $3.6 million for sales and marketing, and $4.3 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million from January 1, 2018 to August 7, 2018, the date of the completion of the Company’s IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Allocations amounted to $27.3 million for the nine months ended October 1, 2017, which included $8.1 million for research and development, $8.8 million for sales and marketing, and $10.4 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the unaudited condensed consolidated financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by Arlo through the completion of the IPO within the periods presented. Nevertheless, the unaudited condensed consolidated financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo's results of operations, financial position, and cash flows had Arlo been a stand-alone company during the periods presented.

Income Taxes

During the periods presented in the unaudited condensed consolidated financial statements, the operations of Arlo are included in the consolidated U.S. federal, and certain state and local and foreign income tax returns filed by NETGEAR, where applicable. Income tax expense and other income tax related information contained in the unaudited condensed consolidated financial statements are presented on a separate return basis as if Arlo had filed its own tax returns. The income taxes of Arlo as presented in the unaudited condensed consolidated financial statements may not be indicative of the income tax liabilities that Arlo will incur in the future. Additionally, certain tax attributes such as net operating losses or credit carryforwards are presented on a separate return basis, and accordingly, may differ in the future. In jurisdictions where Arlo

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

has been included in the tax returns filed by NETGEAR, any income tax receivables resulting from the related income tax provisions have been reflected in Net parent investment on the unaudited condensed consolidated balance sheets. Further, the unaudited condensed consolidated financial statements may not be indicative of Arlo’s liability for income taxes under the tax matters agreement entered into with NETGEAR in connection with the IPO, under which, for taxable periods (or portions thereof) beginning after July 2, 2018, Arlo is responsible for and has agreed to indemnify NETGEAR for (i) all income taxes imposed with respect to any consolidated, combined, or unitary tax return of NETGEAR or any of its subsidiaries that includes Arlo or any of its subsidiaries to the extent such taxes are attributable to Arlo or any of its subsidiaries, as determined under the tax matters agreement and (ii) all taxes imposed with respect to any of Arlo’s subsidiaries’ consolidated, combined, unitary, or separate tax returns.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
Use of estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future period.

Note 2.	Summary of Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies from those disclosed in the Prospectus other than the following accounting policies discussed below.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-term investments

Short-term investments are comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in the Company’s name with one high quality financial institution, which acts as the Company's custodian and investment manager. These marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial instruments

The Company uses foreign currency forward contracts to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses, and on certain existing assets and liabilities. Foreign currency forward contracts generally mature within eleven months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company's operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The company does not use derivative financial instruments for speculative purposes.

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not defined as hedges in the authoritative guidance for derivatives and hedging must be adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. Refer to Note 6, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Stock-based compensation

The Company’s employees have historically participated in NETGEAR’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of NETGEAR’s corporate and shared functional employee expenses. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the shares offered under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of NETGEAR’s common stock on the date of grant.

Equity awards granted by the Company under its own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, offerings under the Company’s employee stock purchase plan (the “ESPP”), and restricted stock units (“RSUs”). The Company uses the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. The fair value of stock options, PSOs, and ESPP offerings is estimated on the grant or offering date using the Black-Scholes option pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock.

The stock-based compensation cost is recognized ratably over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options, four years for RSUs and six months for the ESPP. For PSOs, stock-based compensation expense of individual performance

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

milestone is recognized over the expected performance achievement period when the achievement becomes probable. Refer to Note 12, Employee Benefit Plans, for a further discussion on stock-based compensation.

Comprehensive income (loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that the Company excluded from net income (loss), including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

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

Accounting Pronouncements Recently Adopted

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”). The revenue recognition requirements in Accounting Standards Codification Topic 605 (“ASC 605”), Revenue Recognition, is superseded by ASC 606. ASC 606 requires the recognition of revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance should be applied either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application (modified retrospective method). The guidance is required to be adopted in the first fiscal quarter of 2019 and early adoption is permitted. On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. Refer to Note 3, Revenue Recognition for further details.

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is required to be adopted in the first fiscal quarter of 2019 with early adoption permitted. The Company elected to adopt the new standard on January 1, 2018 (when it became effective for public companies that are not emerging growth companies). There was no impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows as a result of the adoption.

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

guidance, ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness and ease the reporting on hedge ineffectiveness. ASU 2017-12 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. During the three months ended September 30, 2018, the Company established a hedge program to hedge foreign currency exchange rate risks. The Company early adopted the new guidance effectively July 2, 2018, the beginning of its third fiscal quarter of 2018. The adoption did not have material impact on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

Accounting Pronouncements Not Yet Effective

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use (“ROU”) asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The liability will be equal to the net present value of minimum lease payments while the ROU asset will be based on the liability, subject to adjustment, such as for initial direct costs. In addition, ASU 2016-02 expands the disclosure requirements for lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Upon adoption, the Company will be required to record a lease asset and lease liability related to its operating leases. The new standard requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements, although the FASB recently approved an option for transition relief to not restate or make required disclosures under the new standard in comparative periods in the period of adoption. ASU 2016-02 is effective for the Company in the first fiscal quarter of 2020 (or the first fiscal quarter of 2019 should the Company cease to be classified as an EGC), with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and elect to utilize the FASB’s recently approved option for transition relief and recognize a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2019. The Company will not restate or make disclosures under the new standard for the comparative periods prior to the period of adoption.

The Company’s assessment of the impact of the adoption of ASU 2016-02, based on its lease portfolio as of September 30, 2018, indicates that it will recognize ROU assets in the range of $11 million to $14 million and lease liabilities in the range of $12 million to $15 million as of January 1, 2019, exclusive of the build-to-suit lease arrangement under its San Jose corporate headquarters. The difference between these amounts, net of deferred tax impact, will be recorded as an adjustment to Retained earnings at the beginning of the first quarter of year of adoption. The Company is currently evaluating the impact of ASU 2016-02 on its build-to-suit lease arrangement under its San Jose corporate headquarters. The adoption of the new standard will not have material impacts on the unaudited condensed consolidated statements of operations and statements of cash flows. The ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. The Company expects to complete the adoption process, including adding policies, procedures and controls, implementing lease accounting software, and evaluating necessary disclosures to comply with the standards requirements, prior to the first fiscal quarter of 2019.

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2021 (or the first fiscal quarter of 2020 should the Company cease to be classified as an EGC), with early adoption permitted. The Company continues to assess the potential impact of the new guidance, but does not expect it to have a material impact on its financial position, results of operations, or cash flows.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for the Company beginning in the first fiscal quarter of 2022 (or the first fiscal quarter of 2021 should the Company cease to be classified as an EGC), with early adoption permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, or cash flows.

Note 3.Revenue Recognition

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of Net parent investment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (ASC 605). The adoption had an impact of ($3.1) million to the opening balance of Net parent investment. The adoption did not have a material impact to the nature and timing of the Company's revenues and cash flows. Refer to the tables below for the impacts of adopting ASC 606 on the Company’s balance sheet as of September 30, 2018 and statement of operations for the three and nine months ended September 30, 2018.
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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated balance sheet for the fiscal year beginning January 1, 2018 as an adjustment to the opening balances:

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
The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2018:

	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$117,119	$(6,262)	$110,857
Inventories	$132,479	$175	$132,654
Other non-current assets	$10,198	$—	$10,198
Liabilities:
Accounts payable	$49,947	$—	$49,947
Deferred revenue	$26,514	$5,069	$31,583
Accrued liabilities	$104,519	$(21,456)	$83,063
Non-current deferred revenue	$19,392	$1,852	$21,244
Stockholders’ Equity:
Retained earnings (Accumulated deficit)	$(6,776)	$8,448	$1,672

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018:

	Three Months Ended			Nine Months Ended
	As reported	Adjustments	Balance without adoption of ASC 606	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Revenue	$131,174	$3,195	$134,369	$342,760	$5,654	$348,414
Cost of revenue	$101,427	$172	$101,599	$255,666	$202	$255,868
Gross profit	$29,747	$3,023	$32,770	$87,094	$5,452	$92,546
Provision for income taxes	$223	$29	$252	$830	$65	$895
Net loss	$(13,225)	$2,994	$(10,231)	$(36,410)	$5,387	$(31,023)

Revenue Recognition Accounting Policy under ASC 606

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The majority of revenue comes from sales of hardware products to customers (retailers, distributors, and service providers). Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery, dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

The Company sells subscription paid services to its end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized on a ratable basis over the contract term, beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed, as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, the Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.
Revenue from all sales types is recognized at transaction price, which is the amount the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical data, channel inventory levels, current economic trends, and changes in customer demand for the Company’s products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling costs associated with outbound freight totaled $0.5 million and $0.8 million for the three months ended September 30, 2018 and October 1, 2017, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2018 and October 1, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods and services for which customer purchase orders have been accepted and that are scheduled or in the process of being scheduled for shipment.
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$47,793	$12,434	$8,174	$68,401
Majority of the performance obligation over one year pertains to revenue deferral from prepaid services.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract Costs
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of September 30, 2018, deferred commissions were not significant.
Contract Balances
The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the unaudited condensed consolidated balance sheets.
Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the changes in contract balances for the nine months ended September 30, 2018:

	Balance Sheet Location	September 30, 2018	January 1, 2018(1)	$ change(2)	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$117,119	$158,507	$(41,388)	(26.1)%
Contract liabilities - current	Deferred revenue	$26,514	$24,746	$1,768	7.1%
Contract liabilities - non-current	Non-current deferred revenue	$19,392	$13,091	$6,301	48.1%
_________________________

(1)	Includes the adjustments made to those contracts which were not completed at the date of ASC 606 adoption using the modified retrospective method.

(2)
Accounts receivable, net as of July 1, 2018 were not contributed to Arlo from NETGEAR. Accounts receivable, net as of September 30, 2018 were as a result of sales transactions generated subsequent to July 1, 2018.

For the nine months ended September 30, 2018, contract liabilities increased primarily as a result of increased sales of products containing multiple performance obligations, where cash payments are received or due in advance of satisfying the service related performance obligation.

For the nine months ended September 30, 2018, $35.6 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $27.4 million of revenue was recognized for the satisfaction of performance obligations over time. $19.9 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 13, Segment and Geographic Information, for revenue by geography.

Note 4.	Business Acquisition
Placemeter, Inc.
On November 30, 2016, the Company acquired Placemeter, a computer vision analytics company, for total purchase consideration of $9.6 million. The Company believes that Placemeter’s engineering talent added substantial value to the Arlo smart security team, and that Placemeter’s proprietary computer vision algorithms helped to build leading video analytics solutions for the Arlo platform.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company designated $0.3 million of the acquired intangibles as non-compete agreements. The value was calculated based on the present value of the future estimated cash flows derived from projections of future operations attributable to the non-compete agreements and discounted at 20.0%. The acquired agreements are being amortized over an estimated useful life of three years.

Note 5.	Balance Sheet Components

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Available-for-sale short-term investments

	As of September 30, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$39,777	$—	$(4)	$39,773
Total short-term investments	$39,777	$—	$(4)	$39,773

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. As of December 31, 2017, the Company had no short-term investments.

Accounts receivable, net

	As of
	September 30, 2018		December 31, 2017
	(In thousands)
Gross accounts receivable	$117,119		$164,157
Allowance for doubtful accounts	—		(207)
Allowance for sales returns	—	*	(5,868)
Allowance for price protection	—	*	(402)
Total allowances	—		(6,477)
Total accounts receivable, net	$117,119		$157,680
_________________________
* Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 3. Revenue Recognition, for additional information on the adoption impact.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

The unaudited condensed consolidated balance sheets include the property and equipment specifically identifiable to Arlo’s business. The components of property and equipment are as follows:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Machinery and equipment	$9,879	$6,067
Computer equipment	4,245	50
Software	9,499	180
Leasehold improvements	2,590	530
Furniture and fixtures	1,043	443
Construction in progress (1)	21,858	—
Total property and equipment, gross	49,114	7,270
Accumulated depreciation and amortization	(9,504)	(3,387)
Total property and equipment, net	$39,610	$3,883
_________________________

(1)
The Company has a build-to-suit lease arrangement under its headquarters lease in San Jose, California. Refer to Note 11, Commitments and Contingencies, for details of this lease. The construction is expected to be completed in January 2019.

Depreciation and amortization expense pertaining to property and equipment was $1.1 million and $2.3 million for the three and nine months ended September 30, 2018 and $0.5 million and $1.3 million for the three and nine months ended October 1, 2017, respectively. During the fiscal 2018, prior to the completion of the IPO, allocated depreciation expense from NETGEAR was $1.2 million. Allocated depreciation expense from NETGEAR was $0.5 million and $1.4 million for the three and nine months ended October 1, 2017, respectively. The unaudited condensed consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR for the periods presented prior to the completion of the IPO. Refer to Note 1, The Company and Basis of Presentation, for detailed disclosures regarding the methodology used for corporate expense allocation.

Intangibles, net

	As of September 30, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(6,821)	$2,979	$9,800	$(5,790)	$4,010
Trademarks and trade names	1,400	(1,400)	—	1,400	(1,400)	—
Other	800	(575)	225	800	(462)	338
Total intangibles, net	$12,000	$(8,796)	$3,204	$12,000	$(7,652)	$4,348

As of September 30, 2018, the remaining weighted-average estimated useful life of intangibles was two years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization of intangibles was $0.4 million and $1.2 million for the three and nine months ended September 30, 2018 and $0.4 million and $1.6 million for the three and nine months ended October 1, 2017.

As of September 30, 2018, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2018 (remaining three months)	$381
2019	1,517
2020	1,306
Total estimated amortization expense	$3,204

Goodwill

In the year ended December 31, 2016, the Company acquired Placemeter. Refer to Note 4, Business Acquisition, for detailed disclosures. There was no change in the carrying amount of goodwill during the nine months ended September 30, 2018 and the goodwill as of December 31, 2017 and September 30, 2018 was as follows (in thousands):

As of December 31, 2017	$15,638
As of September 30, 2018	$15,638

Other non-current assets

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$438	$865
Deposits	6,000	—
Other	3,760	1,328
Total other non-current assets	$10,198	$2,193

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued liabilities

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
Sales and marketing	$36,142	31,613
Sales returns (1)	33,304	—
Warranty obligation (1)	3,618	31,756
Accrued employee compensation	7,969	3,184
Freight	2,023	3,862
Current financing lease obligation (2)	917	—
Other	20,546	5,682
Total accrued liabilities	$104,519	$76,097
_________________________

(1)
Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

(2)
The Company has a build-to-suit lease arrangement under its headquarters lease in San Jose, California. $20.6 million was included in Non-current financing lease obligation on the Company’s unaudited condensed consolidated financial statements as of September 30, 2018. Refer to Note 11, Commitments and Contingencies, for details of this lease. The construction is expected to be completed in January 2019.

Note 6.	Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	As of September 30, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$10,113	$10,113	$—
Available-for-sale securities: U.S. treasuries (1)	39,773	39,773	—
Foreign currency forward contracts (2)	272	—	272
Total assets measured at fair value	$50,158	$49,886	$272
Liabilities:
Foreign currency forward contracts (3)	$59	$—	$59
Total liabilities measured at fair value	$59	$—	$59
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of September 30, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of September 30, 2018, the Company has no Level 3 fair value assets or liabilities.

Note 7.	Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. In the three months ended September 30, 2018, the Company entered into foreign currency forward contracts in Australian dollars, British pounds, Euros, and Canadian dollar to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities. The Company does not enter into derivatives transactions for trading or speculative purposes.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts typically mature in less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk.

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income (loss) (“OCI”) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the unaudited condensed consolidated statements of operations.

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 30, 2018 are summarized as follows:

Derivative Assets	Balance Sheet Location	September 30, 2018	Balance Sheet Location	September 30, 2018
		(In thousands)		(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$248	Other accrued liabilities	$55
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	24	Other accrued liabilities	4
Total		$272		$59

Refer to Note 6, Fair Value Measurements, for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets and liabilities as of September 30, 2018:

As of September 30, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$272	$—	$272	$(59)	$—	$213

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$59	$—	$59	$(59)	$—	$—

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges. Effectiveness is tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically hedges portions of its anticipated foreign currency exposure less than six months. For the three months ended September 30, 2018, the Company entered into eight forward contracts with an average size of $3.3 million USD equivalent related to its cash flow hedging program.

The effects of the Company's cash flow hedges on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Three Months Ended September 30, 2018	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$131,174	$101,427	$16,100	$12,843	$8,357
Gains (losses) on cash flow hedge	$281	$(1)	$2	$(24)	$(9)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Nine Months Ended September 30, 2018	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$342,760	$255,666	$41,929	$37,123	$19,553
Gains (losses) on cash flow hedge	$281	$(1)	$2	$(24)	$(9)

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue is recognized as a component of revenue in the same period the related revenue is recognized. OCI associated with cash flow hedges of foreign currency costs of revenue and operating expenses are recognized as a component of cost of revenue and operating expenses in the same period and in the same statements of operations line item as the related costs of revenue and operating expenses are recognized. For information on the unrealized gains or losses on derivatives reclassified out of accumulated other comprehensive income into the unaudited condensed consolidated statements of operations, refer to Note 8, Accumulated Other Comprehensive Income (Loss).

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in OCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three and nine months ended September 30, 2018.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities held on its financial statements to fluctuations in foreign currency exchange rates, as well as to reduce volatility in other income and expense. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. Foreign currency denominated accounts receivable and payable are hedged with non-designated hedges when the related anticipated foreign revenue and expenses are recognized in the Company’s financial statements. The Company also hedges certain non-functional currency monetary assets and liabilities that may not be incorporated into the cash flow hedge program. The Company adjusts its non-designated hedges monthly and entered into one non-designated derivative during the three months ended September 30, 2018. The size of its non-designated hedge is $3.6 million USD equivalent and the hedge range from one to three months in duration.

The effects of the Company’s non-designated hedge included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(57)	$—	$(57)	$—

Note 8.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(4)	269	(2)	263
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	249	—	249
Net current period other comprehensive income (loss)	(4)	20	(2)	14
Balance as of September 30, 2018	$(4)	$20	$(2)	$14

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 30, 2018:

Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$269	$281	$269	$281	Revenue
Foreign currency contracts		(1)		(1)	Cost of revenue
Foreign currency contracts		2		2	Research and development
Foreign currency contracts		(24)		(24)	Sales and marketing
Foreign currency contracts		(9)		(9)	General and administrative
		249		249	Total before tax
		—		—	Tax impact *
		$249		$249	Total, net of tax
_________________________
* There is no tax impact on all hedging gains and losses from derivative contracts due a full valuation allowance.

Note 9.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the basic and diluted net income (loss) per share for the periods prior to the completion of the IPO is based on the number of shares of Arlo common stock outstanding on August 2, 2018, the effective date of the registration statement relating to the IPO (the “IPO Registration Statement”). On that date, the Company issued 62,499,000 shares of common stock to the Company’s sole stockholder of record, NETGEAR (after which NETGEAR held 62,500,000 shares of common stock, which represented all of the then issued and outstanding common stock). Potentially dilutive common shares, such as common shares issuable upon exercise of stock options, vesting of restricted stock awards, and issuances of shares under the Company’s 2018 ESPP are typically reflected in the computation of diluted net income (loss) per share by application of the treasury stock method. For certain periods presented, due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income (loss) per share for the three and nine months ended September 30, 2018 and October 1, 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(13,225)	$6,014	$(36,410)	$3,886
Denominator:
Weighted average common shares - basic	69,600	62,500	64,867	62,500
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	69,600	62,500	64,867	62,500

Basic net income (loss) per share	$(0.19)	$0.10	$(0.56)	$0.06
Diluted net income (loss) per share	$(0.19)	$0.10	$(0.56)	$0.06

Anti-dilutive employee stock-based awards, excluded	1,929	—	643	—

Note 10.	Income Taxes

The income tax provision for the three and nine months ended September 30, 2018, was $0.2 million, or an effective tax rate of (1.7)%, and $0.8 million, or an effective tax rate of (2.3)%, respectively. The income tax provision for the three and nine months ended October 1, 2017, was $0.4 million, or an effective tax rate of 6.9%, and $0.8 million, or an effective tax rate of 17.1%, respectively. During the three and nine months ended September 30, 2018, the Company sustained higher book losses than the same periods in the prior year. The Company has a full valuation allowance on its U.S. federal and state deferred tax attributes. As a result, consistent with the prior year, the Company is unable to record a tax benefit on these losses because of uncertainty of future profitability. The decrease in tax expense for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, resulted primarily from the Company reporting profits in the U.S. for the three months ended October 1, 2017, subjecting the Company to the U.S. federal alternative minimum tax in 2017, offset somewhat by higher earnings in foreign jurisdictions in 2018 than in 2017.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 11.	Commitments and Contingencies

Operating Leases

The Company entered into several office lease agreements under non-cancelable operating leases with various expiration dates through December 2028. The terms of certain of the Company’s facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Financing Leases

The Company entered into a 10.5-year lease for its corporate headquarters located in San Jose, California. During the three month ended of September 30, 2018, the Company commenced construction of tenant improvements that are expected to be complete by January 2019. Annual base rent is expected to be $2.9 million and will increase throughout the lease term. Lease payments are expected to commence once the building is complete but no later than January 1, 2019.

According to ASC 840, Leases, the Company is deemed to be the owner, for accounting purposes, during the construction phase of the building (mainly for construction of tenant improvements) under build-to-suit lease arrangement because of the Company’s involvement with the construction, the exposure to any potential cost overruns or other commitments including indemnification under the arrangements. Consequently, the fair value of the building, which was $21.9 million, was included in Property and equipment, net, and recorded based on fair value of the building and actual construction costs incurred through September 30, 2018. A corresponding liability, under the finance method, of $20.6 million was included in Non-current financing lease obligation and $0.9 million was included in current liabilities on the Company’s unaudited condensed consolidated financial statements as of September 30, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 30, 2018, the Company had approximately $44.9 million in non-cancelable purchase commitments with suppliers, respectively. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations
Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018		October 1, 2017
	(In thousands)
Balance at the beginning of the period	$3,487	$18,000	$31,756		$15,949
Reclassified to sales returns upon adoption of ASC 606	—	—	(28,713)	*	—
Provision for warranty obligation made during the period	344	16,476	1,166		36,660
Settlements made during the period	(213)	(8,985)	(591)		(27,118)
Balance at the end of the period	$3,618	$25,491	$3,618		$25,491
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

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of September 30, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of September 30, 2018. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

In addition, pursuant to the master separation agreement and certain other agreements entered into with NETGEAR in connection with the Separation and the IPO, NETGEAR has agreed to indemnify the Company for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of its business with the Company and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between the Company and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between the Company and NETGEAR, each party is liable for, and indemnifies the other party and its subsidiaries from and against any liability for, taxes that are allocated to the indemnifying party under the tax matters agreement. In addition, the Company has agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on it or NETGEAR as a result of the failure of the Distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, the Company has agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify the Company but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation. Refer to Note 1, The Company and Basis of Presentation, for details relating to the Company’s IPO and related transactions.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

NETGEAR has signed various employment agreements with the Company’s key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for up to 26 weeks. Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, certain key employees are entitled to up to two years acceleration of any unvested portion of his or her equity awards. The Company had no liabilities recorded for these agreements as of September 30, 2018.

In connection with the completion of the IPO, the Company entered into executive confirmatory employment offer letters and change in control and severance agreements with each of the Company’s key executives, which superseded and replaced any employment arrangements that such executives had previously entered into with NETGEAR. Refer to Note 1, The Company and Basis of Presentation, for details relating to the Company’s IPO and related transactions.

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
The Company is subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of its manufacturing process. The Company believes that its current manufacturing and other operations comply in all material respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products.

Note 12.	Employee Benefit Plans

On August 1, 2018, the Company reserved a total sum of (1) 7,500,000 shares of its common stock for issuance and (2) the number of shares of its common stock that may be issuable upon exercise or vesting of awards relating to NETGEAR common stock that may be converted into awards relating to the Company’s common stock upon the completion of the Distribution for issuance under the Company’s 2018 Plan and 1,500,000 shares of its common stock for issuance under the 2018 ESPP, as applicable.

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of September 30, 2018. The Company’s unaudited condensed consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

ARLO 2018 Equity Incentive Plan

The 2018 Plan provides for the granting of stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to eligible directors, employees and consultants. Award vesting periods for this plan are generally four years.

Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

option vesting monthly over the remaining three years. The Company calculates the fair value of stock option using the Black-Scholes option pricing model.

The period over which RSUs granted under the 2018 Plan may fully vest is generally no less than three years. RSUs do not have the voting rights of Arlo’s common stock, and the shares underlying the RSUs are not considered issued and outstanding prior to settlement of the RSUs. The fair value of RSUs represents the closing stock price of the Company’s common stock on the grant date.

ARLO IPO Options

On August 2, 2018, in connection with the completion of the IPO, to create incentives for continued long-term success and to closely align executive pay with the Company’s stockholders’ interests in the achievement of significant milestones, the Company granted to its Named Executive Officers (“NEOs”) options to purchase 2,781,249 shares of Arlo common stock (“IPO Options”). The Company calculates the fair value of options using the Black-Scholes option pricing model. Each of the IPO Options will have a ten-year contractual term and an exercise price equal to the fair value of a share of Arlo common stock on the date of grant and will vest as follows:

•The Tranche 1 Service Option will vest in equal monthly installments during the 24-month period that begins on the two-year anniversary of the option grant date;

•The Tranche 2 Performance Option will vest on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a cumulative registered users milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 2 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 2 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 2 Performance Option, in equal monthly installments on the first day of each month beginning on September 1, 2020;

•The Tranche 3 Performance Option will vest on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a paid recurring revenue milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 3 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 3 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 3 Performance Option, in equal monthly installments on the first day of each month beginning on September 1, 2020;

•The Tranche 4 Performance Option will vest on the one-year anniversary of the grant date based on the extent to which the revenue and non-GAAP gross profit milestones for the second half of fiscal 2018 are achieved; and

•The Tranche 5 Performance Option will vest on the one-year anniversary of the grant date based on the extent to which the revenue and non-GAAP gross profit milestones for the second half of fiscal 2019 are achieved.

ARLO Employee Stock Purchase Plan

Under the 2018 ESPP, eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of Arlo’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. The Company calculates the fair value of a share purchase option under the 2018 ESPP using the Black-Scholes option pricing model. As of September 30, 2018, no shares had been purchased under the 2018 ESPP by Arlo employees, as the program is temporarily suspended until the completion of the Distribution.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR 2016 Equity Incentive Plan

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

NETGEAR 2006 Long-Term Incentive Plan
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

NETGEAR 2003 Stock Plan

The 2003 Stock Plan (the “2003 Plan”) was adopted by NETGEAR in April 2003 and provided for the granting of stock options to employees and consultants. The 2003 Plan expired in 2013 and outstanding awards under this plan remain subject to the terms and conditions of the 2003 Plan.
NETGEAR Employee Stock Purchase Plan

Under NETGEAR’s ESPP, eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of Arlo’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ARLO Option Activity

Arlo’s stock option activity during the three months ended of September 30, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of August 2, 2018	—	$—
Granted (1)	3,343	$16.00
Outstanding as of September 30, 2018	3,343	$16.00
_________________________
(1)     Including Arlo IPO Options of 2.8 million shares granted to the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned) during the three months ended of September 30, 2018. As of September 30, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based IPO Options granted during the three months ended September 30, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied.

NETGEAR Option Activity

NETGEAR’s stock option activity for employees specifically identifiable to Arlo during the nine months ended September 30, 2018 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	78	$35.56
Granted	60	$70.15
Exercised	(10)	$19.87
Expired	(1)	$15.22
Transferred (1)	154	$37.41
Outstanding as of September 30, 2018	281	$44.87
_________________________
(1)    Transferred options are attributable to employees that transferred from other NETGEAR’s divisions.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ARLO RSU Activity

Arlo’s RSU activity during the three months ended of September 30, 2018 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of August 2, 2018	—	$—
Granted	60	$18.51
Cancelled	(5)	$22.71
Outstanding as of September 30, 2018	55	$18.17

NETGEAR RSU Activity

NETGEAR’s RSU activity for employees specifically identifiable to Arlo during the nine months ended September 30, 2018 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2017	132	$45.54
Granted	335	$67.22
Vested	(93)	$41.34
Cancelled	(3)	$51.69
Transferred (1)	166	$43.71
Outstanding as of September 30, 2018	537	$59.09
_________________________

(1)	Transferred RSUs are attributable to employees that transferred from other NETGEAR’s divisions.

Valuation and Expense Information

The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs is based on the closing fair market value of common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table.

Because the Company’s common stock did not have a long history of being publicly traded at grant date, the estimated term of Arlo’s options granted was determined by a combination of using a simplified method, which is an average of the contractual term and vesting period of the stock options and using management best estimate of the expected term. The risk-free interest rate of options granted was based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. The estimated volatility assumption was calculated based on a compensation peer group analysis of stock price volatility on the grant date.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average assumptions used to estimate the fair value of Arlo’s stock options granted using Black-Scholes option pricing model during the three months ended September 30, 2018.

Three Months Ended
September 30, 2018
Expected life (in years)	6.3
Risk-free interest rate	2.86%
Expected volatility	40.0%
Dividend yield	—

The estimated expected term of NETGEAR’s options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the NETGEAR’s ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of NETGEAR’s options granted and the purchase rights granted under the NETGEAR’s ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

The following table sets forth the weighted average assumptions used to estimate the fair value of NETGEAR’s options granted and purchase rights granted under the NETGEAR’s ESPP to employees specifically identifiable to Arlo during the three and nine months ended September 30, 2018 and October 1, 2017.

	Three Months Ended				Nine Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	September 30, 2018	October 1, 2017	September 30, 2018 (1)	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018 (1)	October 1, 2017
Expected life (in years)	4.4	NA	NA	0.5	4.4	4.4	0.5	0.5
Risk-free interest rate	2.79%	NA	NA	1.12%	2.32%	1.65%	1.81%	0.93%
Expected volatility	33.5%	NA	NA	31.3%	30.9%	31.6%	37.1%	29.7%
Dividend yield	—	—	—	—	—	—	—	—
_________________________

(1)
Arlo employees have completed their participation into NETGEAR’s ESPP by the end of the second quarter of fiscal 2018. As of September 30, 2018, no shares had been purchased under the 2018 ESPP by Arlo employees, as the program is temporarily suspended until the completion of the Distribution.

The weighted-average fair value of NETGEAR’s RSUs granted to employees specifically identifiable to Arlo for the nine months ended September 30, 2018 and October 1, 2017 was 67.22 and $53.23, respectively. The weighted-average estimated fair value of NETGEAR’s options granted to employees specifically identifiable to Arlo for the nine months ended September 30, 2018 and October 1, 2017 was $20.63 and $12.25 per option share, respectively. The weighted-average fair value of Arlo’s RSUs and stock options granted for the three months ended September 30, 2018 was $18.51 and $7.02, respectively.

The following tables set forth stock-based compensation expense for employees specifically identifiable to Arlo and allocated charges deemed attributable to Arlo operations resulting from NETGEAR’s and Arlo’s RSUs and stock options, and the purchase rights under the NETGEAR’s ESPP included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	September 30, 2018			October 1, 2017
	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$236	$—	$236	$26	$168	$194
Research and development	872	—	872	314	125	439
Sales and marketing	754	—	754	163	234	397
General and administrative	1,575	—	1,575	—	723	723
Total stock-based compensation	$3,437	$—	$3,437	$503	$1,250	$1,753

	Nine Months Ended
	September 30, 2018			October 1, 2017
	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$336	$583	$919	$74	$419	$493
Research and development	2,186	396	2,582	1,545	318	1,863
Sales and marketing	1,239	969	2,208	236	581	817
General and administrative	1,575	2,100	3,675	—	1,768	1,768
Total stock-based compensation	$5,336	$4,048	$9,384	$1,855	$3,086	$4,941

The Company recognizes these compensation generally costs on a straight-line basis over the requisite service period of the award.

As of September 30, 2018, $2.0 million of unrecognized compensation cost related to NETGEAR’s stock options for employees specifically identifiable to Arlo was expected to be recognized over a weighted-average period of 2.7 years. $26.7 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for employees specifically identifiable to Arlo was expected to be recognized over a weighted-average period of 2.9 years. As of September 30, 2018, $19.2 million of unrecognized compensation cost related to Arlo’s stock options and PSOs was expected to be recognized over a weighted-average period of 3.6 years. $0.9 million of unrecognized compensation cost related to unvested Arlo’s RSUs was expected to be recognized over a weighted-average period of 1.7 years.

Cash received from NETGEAR stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $0.4 million through the completion of the IPO. Cash received from NETGEAR stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $0.1 million and $1.0 million for the three and nine months ended October 1, 2017, respectively. Cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo was $0.8 million through the completion of the IPO. There was no cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo for the three months ended October 1, 2017. Cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo for the nine months ended October 1, 2017 was $0.4 million.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13.	Segment and Geographic Information

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(In thousands)
United States (U.S.)	$108,236	$77,370	$263,798	$185,347
Americas (excluding U.S.)	4,613	5,064	10,455	10,009
EMEA	11,760	17,433	50,416	37,662
APAC	6,565	5,020	18,091	$12,866
Total revenue	$131,174	$104,887	$342,760	$245,884

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	September 30, 2018	December 31, 2017
	(In thousands)
United States (“U.S.”)	$36,583	$2,053
Americas (excluding U.S.)	212	61
EMEA	273	1
China	2,157	1,702
APAC (excluding China)	385	66
Total property and equipment, net	$39,610	$3,883

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14.	Related Party Transactions
Related Party Transactions

Related party transactions and activities are conducted on terms equivalent to those that would prevail in an arm’s-length transaction where conditions of competitive, free-market dealing may exist. Related party transactions between Arlo and NETGEAR completed prior to consummation of the IPO were settled in cash. The related party receivables are reflected in Prepaid expenses and other current assets, and the related party payables are reflected in Accrued liabilities on the unaudited condensed combined balance sheets. The related party receivables balance was $0.1 million as of December 31, 2017 and there was no related party payable as of December 31, 2017.

On August 2, 2018, in connection with the IPO, the Company entered into a master separation agreement, a transition services agreement, an intellectual property rights cross-license agreement, a tax matters agreement, an employee matters agreement, and a registration rights agreement, in each case with NETGEAR, which effect the Separation, provide a framework for the Company’s relationship with NETGEAR after the Separation and provide for the allocation between the Company and NETGEAR of NETGEAR’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after the Separation. See below for detailed descriptions of those agreements.

Pursuant to the agreements between NETGEAR and the Company, NETGEAR transferred substantially all of the assets and liabilities and operations of Arlo business to the Company. As a result, Receivables from NETGEAR was $27.6 million and Payables to NETGEAR was $15.2 million as of September 30, 2018. Additionally, the Company received a contribution of cash of approximately $70.0 million from NETGEAR.

Allocation of Corporate Expenses

Prior to the completion of the IPO, NETGEAR provided certain corporate services to the Company, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services, as well as stock-based compensation expense attributable to Arlo’s employees and an allocation of stock-based compensation expense attributable to NETGEAR’s employees. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable through July 1, 2018. Following July 1, 2018, the Company assumed responsibility for the costs of these functions.

The amount of these allocations from NETGEAR reflected within operating expenses in the unaudited condensed consolidated statements of operations was $11.0 million for the three months ended October 1, 2017, which included $3.1 million for research and development, $3.6 million for sales and marketing, and $4.3 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million from the January 1, 2018 to the date of the completion of the Company’s IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Corporate expense allocations amounted to $27.3 million for the nine months ended October 1, 2017, which included $8.1 million for research and development, $8.8 million for sales and marketing, and $10.4 million for general and administrative expense.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Arrangements

Prior to the completion of the IPO, the Company entered into agreements with NETGEAR that govern Arlo’s separation from NETGEAR and various interim arrangements. These agreements have been in effect since the completion of the IPO and the Separation, and provide for, among other things, the transfer from NETGEAR to Arlo of assets and the assumption by Arlo of liabilities comprising the business through a master separation agreement between the Company and NETGEAR (the “master separation agreement”).

The Company also entered into certain other agreements that provide a framework for the relationship with NETGEAR after the Separation, including:

•
a transition services agreement governing NETGEAR’s provision of various services to the Company, and the Company’s provision of various services to NETGEAR, on a transitional basis (the “transition services agreement”). During the three months ended September 30, 2018, $4.2 million transition services agreement-related costs incurred, which included $0.1 million for cost of revenue, $0.4 million for research and development, $0.9 million for sales and marketing, and $2.8 million for general and administrative expense;

•
a tax matters agreement with NETGEAR that governs the respective rights, responsibilities and obligations of NETGEAR and Arlo after the completion of the IPO with respect to tax matters (including responsibility for taxes attributable to the Company and its subsidiaries, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters) (the “tax matters agreement”);

•
an employee matters agreement with NETGEAR that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which the Company’s employees participate prior to the distribution, as well as other human resources, employment and employee benefit matters (the “employee matters agreement”);

•
an intellectual property rights cross-license agreement with NETGEAR, which governs the Company’s and NETGEAR’s rights, responsibilities and obligations to use NETGEAR and Arlo intellectual property, respectively (the “intellectual property rights cross-license agreement”); and

•
a registration rights agreement with NETGEAR, pursuant to which the Company granted NETGEAR and its affiliates certain registration rights with respect to Arlo’s common stock owned by them (the “registration rights agreement”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback and market position of our products and technology. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides customers with visibility, insight, and a powerful means to help them protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. Since the launch of our first product in December 2014, we have shipped over 10.0 million smart connected devices, and, as of September 30, 2018, our smart platform had approximately 2.5 million cumulative registered users across more than 100 countries around the world.

We conduct business across three geographic regions - the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) - and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases. International revenue was 17.5% and 26.2% of our revenue for the three months ended September 30, 2018 and October 1, 2017, respectively, and 23.0% and 24.6% of our revenue for the nine months ended September 30, 2018 and October 1, 2017, respectively. We plan to replicate our success in the U.S. market elsewhere as we strategically expand into the global market.

For the three months ended September 30, 2018 and October 1, 2017, we generated revenue of $131.2 million and $104.9 million, respectively, representing year-over-year growth of 25.1%. Loss from operations was $13.4 million for the three months ended September 30, 2018 compared with income from operations of $5.7 million for the three months ended October 1, 2017. Loss from operations for the three months ended September 30, 2018 included separation expense of $5.8 million. For the nine months ended September 30, 2018 and October 1, 2017, we generated revenue of $342.8 million and $245.9 million, respectively, representing year-over-year growth of 39.4%. Loss from operations was $35.2 million for the nine months ended September 30, 2018 compared with income from operations of $3.0 million for the nine months ended October 1, 2017. Loss from operations for the nine months ended September 30, 2018 included separation expense of $23.6 million.

We expect our losses to continue to increase in the fourth quarter of the year ending December 31, 2018, as we incur spending on various seasonal promotional activities for the upcoming holidays and actively pursue growing our registered user base. We will also incur remaining costs to establish procedures and practices that will enable Arlo to operate as a stand-alone company. We expect the most significant component of these separation-related costs to be information technology (“IT”)-related costs in order to implement certain new systems, including infrastructure and an enterprise resource planning system. We expect to incur $6.0 million to $7.0 million of expense for the fourth quarter of the year ending December 31, 2018.

On February 6, 2018, NETGEAR announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc., a wholly owned subsidiary of NETGEAR. On July 6, 2018, the Company filed a registration statement (as amended, the “IPO Registration Statement”) relating to the IPO of common stock of Arlo with the U.S. Securities and Exchange Commission (the “SEC”). The IPO Registration Statement was declared effective on August 2, 2018 and Arlo’s shares began trading under the ticker symbol “ARLO” on the New York Stock Exchange market on August 3, 2018. NETGEAR currently owns approximately 84.2% of the outstanding shares of Arlo’s common stock. NETGEAR has informed the Company that it presently intends to distribute its holdings of Arlo common stock prior to the end of its first quarter of 2019 to NETGEAR’s stockholders in a manner generally intended to qualify as tax-free to NETGEAR stockholders for U.S. federal income tax purposes (the “Distribution”). The Distribution is subject to market, tax and legal considerations, final approval by NETGEAR’s board of directors, and other customary requirements, and NETGEAR may abandon or change the structure of the Distribution if it determines, in its sole discretion, that the Distribution is not in the best interest of NETGEAR or its stockholders.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key business metrics may be calculated in a manner different from similar key business metrics used by other companies.

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Cumulative registered users	2,498	87.5%	1,332	2,498	87.5%	1,332
Devices shipped	1,421	31.5%	1,081	3,402	38.2%	2,462
Service revenue	$9,827	25.9%	$7,803	$27,082	34.7%	$20,109

Cumulative Registered Users. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered users at the end of a particular period as the number of unique registered accounts on the Arlo app as of the end of such particular period. The number of registered users does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people.

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

The operating results of Arlo have historically been disclosed as a reportable segment within the consolidated financial statements of NETGEAR enabling identification of directly attributable transactional information, functional departments, and headcount. The unaudited condensed consolidated balance sheets were primarily derived by reference to one, or a combination, of Arlo transaction-level information, functional department, or headcount. Revenue and Cost of revenue, with the exception of channel sales incentives, were derived from transactional information specific to Arlo products and services. Directly attributable operating expenses were derived from activities relating to Arlo functional departments and headcount. Certain additional costs, including compensation costs for corporate employees, have been allocated from NETGEAR. The allocated costs for corporate functions included, but were not limited to, executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing activities, shared facilities and other shared services, which are not provided at the Arlo level. These costs were allocated on a basis of revenue, headcount, or other measures Arlo has determined to be reasonable.

Arlo employees also historically participated in NETGEAR’s stock-based incentive plans, in the form of restricted stock units (“RSUs”), stock options, and purchase rights issued pursuant to NETGEAR’s employee stock purchase plan. Stock-based compensation expense has been either directly reported by or allocated to Arlo based on the awards and terms previously granted to NETGEAR’s employees.

Prior to the completion of the IPO, NETGEAR provided certain corporate services to the Company, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services, as well as stock-based compensation expense attributable to Arlo’s employees and an allocation of stock-based compensation expense attributable to NETGEAR’s employees. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. Upon completion of the IPO, the Company assumed responsibility for the costs of these functions.

The amount of these allocations from NETGEAR reflected within operating expenses in the unaudited condensed consolidated statements of operations was $11.0 million for the three months ended October 1, 2017, which included $3.1 million for research and development, $3.6 million for sales and marketing, and $4.3 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million from the January 1, 2018 to the date of the completion of the Company’s IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Corporate expense allocations amounted to $27.3 million for the nine months ended October 1, 2017, which included $8.1 million for research and development, $8.8 million for sales and marketing, and $10.4 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the unaudited condensed consolidated financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by, Arlo during the periods presented. Nevertheless, the unaudited condensed consolidated financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo’s results of operations, financial position, and cash flows had Arlo been a stand-alone company during the periods presented.

Our Relationship with NETGEAR

Following the completion of the IPO, NETGEAR has agreed to continue to provide certain of the services described above on a transitional basis, pursuant to the transition services agreement. We generally expect to use the vast majority of these services for less than a year following the completion of the IPO, depending on the type of the service and the location at which such service is provided. However, we may agree with NETGEAR to extend the service periods for a limited amount of time (which period will not extend past the first anniversary of the distribution) or may terminate such service periods by providing prior written notice. Pursuant to the transition services agreement, NETGEAR will charge a fee that is consistent with our historical allocation for such services. We estimated the total cost for such transition services to be in the approximate range of $2.5 million to $3.0 million for the fourth quarter of the year ending December 31, 2018. During the three months ended September 30, 2018, we incurred $4.2 million transition services agreement-related costs, which included $0.1 million for cost of revenue, $0.4 million for research and development, $0.9 million for sales and marketing, and $2.8 million for general and administrative expense. As we begin to reduce our reliance on these services and build such functions as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities, and other services, the actual expenses we will incur in the future may differ from the costs that were historically allocated to us from NETGEAR.

In addition, to operate as a stand-alone company, we expect to incur costs to replace certain services that were previously provided by NETGEAR, which may be higher than those reflected in our historical combined financial statements. We expect the most significant component of these costs to be IT-related costs, including capital expenditures, to implement certain new systems, including infrastructure and an enterprise resource planning system, which we expected to be $6.0 million to $7.0 million for the fourth quarter of the year ending December 31, 2018. Actual costs that may have been incurred had we been a stand-alone company depend on a number of factors, including organizational structure and decisions made relating to various areas such as information technology and infrastructure.

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

Interest Income

Interest income represents interest earned on our cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense.

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	September 30, 2018		October 1, 2017		September 30, 2018		October 1, 2017
	(In thousands, except percentage data)
Revenue	$131,174	100.0%	$104,887	100.0%	$342,760	100.0%	$245,884	100.0%
Cost of revenue	101,427	77.3%	76,535	73.0%	255,666	74.6%	184,467	75.0%
Gross profit	29,747	22.7%	28,352	27.0%	87,094	25.4%	61,417	25.0%
Operating expenses:
Research and development	16,100	12.3%	8,289	7.9%	41,929	12.2%	24,886	10.1%
Sales and marketing	12,843	9.8%	9,983	9.5%	37,123	10.9%	23,067	9.5%
General and administrative	8,357	6.4%	4,337	4.1%	19,553	5.7%	10,426	4.2%
Separation expense	5,823	4.4%	—	—%	23,649	6.9%	—	—%
Total operating expenses	43,123	32.9%	22,609	21.5%	122,254	35.7%	58,379	23.8%
Income (loss) from operations	(13,376)	(10.2)%	5,743	5.5%	(35,160)	(10.3)%	3,038	1.2%
Interest income	503	0.4%	—	—%	503	0.2%	—	—%
Other income (expense), net	(129)	(0.1)%	716	0.7%	(923)	(0.3)%	1,649	0.7%
Income (loss) before income taxes	(13,002)	(9.9)%	6,459	6.2%	(35,580)	(10.4)%	4,687	1.9%
Provision for income taxes	223	0.2%	445	0.5%	830	0.2%	801	0.3%
Net income (loss)	$(13,225)	(10.1)%	$6,014	5.7%	$(36,410)	(10.6)%	$3,886	1.6%

Revenue by Geographic Region

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Americas	$112,849	36.9%	$82,434	$274,253	40.4%	$195,356
Percentage of revenue	86.0%		78.6%	80.0%		79.5%
EMEA	$11,760	(32.5)%	$17,433	$50,416	33.9%	$37,662
Percentage of revenue	9.0%		16.6%	14.7%		15.3%
APAC	$6,565	30.8%	$5,020	$18,091	40.6%	$12,866
Percentage of revenue	5.0%		4.8%	5.3%		5.2%
Total revenue	$131,174	25.1%	$104,887	$342,760	39.4%	$245,884

Revenue for the three and nine months ended September 30, 2018 increased 25.1% and 39.4% compared to the prior year periods, respectively. The increase was primarily driven by continued rollout of our Arlo Pro 2 camera and Arlo lights, which launched in the fourth quarter of fiscal 2017 and the second quarter of fiscal 2018, respectively. We continued to experience robust demand for existing product categories which, combined with the continued rollout of our Arlo Pro 2 camera and Arlo lights, drove revenue growth across all geographic regions for the nine months ended September 30, 2018. Additionally, service revenue increased by $2.1 million, or 25.9%, and $7.0 million, or 34.7%, for the three and nine months ended September 30, 2018 compared to the prior year periods, respectively.

Cost of Revenue and Gross Margin
The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Cost of revenue	$101,427	32.5%	$76,535	$255,666	38.6%	$184,467
Gross margin	22.7%		27.0%	25.4%		25.0%

Cost of revenue increased for the three and nine months ended September 30, 2018, due primarily to revenue growth compared to the prior year periods.

Gross margin decreased for the three and nine months ended September 30, 2018 compared to the prior year periods due primarily to higher channel marketing promotion activities deemed to be a reduction of revenue. The decrease was partially offset by higher revenue and product margin achievement, substantially benefitting from the continued rollout of our Arlo Pro 2 camera.

Operating Expenses

Research and Development
The following table presents research and development expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Research and development expense	$16,100	94.2%	$8,289	$41,929	68.5%	$24,886

Research and development expense increased for the three months ended September 30, 2018, compared to the prior year period due to increases of $3.3 million in personnel-related expenses, $3.0 million in corporate IT and facility overhead, $1.0 million in engineering projects and outside professional services, and $0.4 million in transition services agreement-related expense. Research and development expense increased for the nine months ended September 30, 2018, compared to the prior year period due to increases of $8.6 million in personnel-related expenses, of which $7.3 million was for employees specifically identifiable to Arlo and $1.3 million was for allocated personnel-related expenses, $5.8 million in corporate IT and facility overhead, $2.2 million in engineering projects and outside professional services, and $0.4 million in transition services agreement-related expense. The increased expenditures on personnel-related expense, engineering projects and outside professional services were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities.

Sales and Marketing

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Sales and marketing expense	$12,843	28.6%	$9,983	$37,123	60.9%	$23,067

Sales and marketing expense increased for the three months ended September 30, 2018, compared to the prior year period, primarily due to an increase in outside professional services of $2.2 million, transition services agreement-related expense of $0.9 million, personnel-related expenses of $0.8 million, and IT and facility overhead of $0.4 million. The increase in the three months ended September 30, 2018 was partially offset by decreased marketing expenditures of $1.3 million and decreased sales freight out expenses of $0.1 million. Sales and marketing expense increased for the nine months ended September 30, 2018, compared to the prior year period, primarily due to an increase in personnel-related expenses of $6.6 million, outside professional services of $4.5 million, IT and facility overhead of $1.5 million, transition services agreement-related expense of $0.9 million, and sales freight out expenses of $0.5 million. The increase in allocated personnel-related expenses and marketing expenditures resulted from the revenue increase described above. The majority of the costs incurred represented allocations from NETGEAR.

General and Administrative
The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
General and administrative expense	$8,357	92.7%	$4,337	$19,553	87.5%	$10,426

General and administrative expense increased for the three months ended September 30, 2018, compared to the prior year period primarily due to transition services agreement-related expense of $2.8 million, higher personnel-related expenditures of $2.1 million, and higher legal and professional services of $0.3 million, partially offset by decreased IT and facility overhead of $1.0 million. General and administrative expense increased for the nine months ended September 30, 2018, compared to the prior year period primarily due to the transition services agreement-related expense of $2.8 million, and higher personnel-related expenditures of $5.1 million and higher legal and professional services of $1.2 million. Following the completion of the IPO, NETGEAR has agreed to continue to provide certain of the services on a transitional basis pursuant to the transition services agreement. Refer to Overview, for further detail about the transition services agreement.
Separation Expense
The following table presents separation expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Separation expense	$5,823	**	$—	$23,649	**	$—
**Percentage change not meaningful.

Separation expense consists primarily of charges for third-party advisory, consulting, legal and professional services, IT-related expenses, and other items that are incremental and one-time in nature related to our separation from NETGEAR. We had no separation expense in the prior year periods.

Interest Income and Other Income (Expense), Net
The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Interest income	503	**	—	503	**	—
Other income (expense), net	(129)	**	716	(923)	**	1,649
**Percentage change not meaningful.

During the three months ended September 30, 2018, we earned interest income of $0.5 million from our cash proceeds from IPO and from our short-term investments and cash equivalents. Other income (expense), net decreased for the three and nine months ended September 30, 2018, compared to the prior year periods due primarily to higher foreign currency transaction losses, mainly as a result of the U.S. dollar strengthening versus transaction currencies. We entered into foreign currency hedging program during the three months ended September 30, 2018, which effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2018	% Change	October 1, 2017	September 30, 2018	% Change	October 1, 2017
	(In thousands, except percentage data)
Provision for income taxes	$223	(49.9)%	$445	$830	3.6%	$801
Effective tax rate	(1.7)%		6.9%	(2.3)%		17.1%

The decrease in tax expense for the three months ended September 30, 2018 compared to the three months ended October 1, 2017, resulted primarily from the Company reporting profits in the U.S. for the three months ended October 1, 2017, subjecting the Company to the U.S. federal alternative minimum tax in 2017, offset somewhat by higher earnings in foreign jurisdictions in 2018 than in 2017. The slight increase in tax expense for the nine months ended September 30, 2018 compared to the prior year period primarily resulted from higher earnings in foreign jurisdictions, offset somewhat by the Company being subject to the U.S. federal alternative minimum tax on its U.S. profits in 2017. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. We do not anticipate an increase in tax expense from the Tax Act during the current periods due to current year losses and loss carryforwards that are subject to a valuation allowance that are available to offset this income.

Liquidity and Capital Resources

Arlo was historically funded as part of NETGEAR’s treasury program. Cash and cash equivalents were primarily centrally managed through bank accounts legally owned by NETGEAR. Accordingly, prior to the completion of the IPO, Cash and cash equivalents held by NETGEAR at the corporate level were not attributable to Arlo. Cash flows related to financing activities primarily reflect changes in Net parent investment. Only cash amounts legally owned by entities dedicated to the Arlo business are reflected in the unaudited condensed consolidated balance sheets. Following the completion of the IPO, the Company has maintained a separate cash management and financing function for its operation.

Transfers of cash, both to and from NETGEAR’s treasury program, are reflected as a component of Net parent investment in financing activities of the unaudited condensed consolidated statements of cash flows.

Following the completion of the IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as we became a standalone public company. We are no longer participating in cash management and funding arrangements managed by NETGEAR. Our primary sources of liquidity are our expected cash flows to be generated from operations, together with approximately $70.0 million in cash contributed by NETGEAR prior to the completion of the IPO, and the net proceeds of $173.4 million raised from our IPO, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. Our total offering cost is $4.6 million, of which $3.2 million was paid by NETGEAR.

Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, we may require or desire additional funds to support unanticipated growth in our business, our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources. To preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally would be effective during the two-year period following the distribution, that could limit our ability to pursue certain transactions including equity issuances. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.
The following table presents our cash flows for the periods presented.

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(In thousands)
Net cash used in operating activities	$(46,309)	$(5,072)
Net cash used in investing activities	(50,628)	(2,919)
Net cash provided by financing activities	244,902	7,950
Net cash increase (decrease)	$147,965	$(41)

Operating activities

Net cash used in operating activities increased by $41.2 million for the nine months ended September 30, 2018 compared to the prior year period, due primarily to the net loss incurred and unfavorable net working capital changes, such as increase in accounts receivables from NETGEAR, increase in inventories and payments for accounts payable. Changes in operating activities also reflected the movements of the balances for Statements of Cash Flows purposes since the balances contributed by NETGEAR on or before the initial public offering reflects the contributed balances to the Company as per the master separation agreement between the Company and NETGEAR and related documents governing the Contribution.

Our days sales outstanding (“DSO”) decreased to 81 days as of September 30, 2018 as compared to 115 days as of December 31, 2017. Typically, DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. New to our DSO calculation is the unfavorable impact of the adoption of ASU 2014-09, “Revenue from Contracts with Customers,” as of January 1, 2018. We calculated a six-day increase in our September 30, 2018 DSO under the new revenue standard compared to the old revenue standard, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable, which are now presented as liabilities. Refer to Note 3, Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for the details on adoption impacts. Inventory increased from

$83.0 million as of December 31, 2017 to $132.5 million as of September 30, 2018. Ending inventory turns were 3.1 in the three months ended September 30, 2018 down from 4.6 turns in the three months ended December 31, 2017. Our accounts payable increased from $20.7 million as of December 31, 2017 to $49.9 million as of September 30, 2018, primarily as a result of timing of payments.

Investing activities

Net cash used in investing activities increased by $47.7 million for the nine months ended September 30, 2018 compared to the prior year period, primarily due to purchase of short-term investments of $39.8 million and the increased capital expenditures as we implement certain new systems, including infrastructure and an enterprise resource planning system. In the nine months ended October 1, 2017, we made a $0.7 million payment in connection with our Placemeter acquisition.

Financing activities

Net cash provided by financing activities was $244.9 million in the nine months ended September 30, 2018 compared to $8.0 million in the prior year period. Cash proceeds from the IPO offering were $173.4 million, net of the $1.4 million portion of the offering cost paid by Arlo. The total offering cost was $4.6 million, of which $3.2 million was paid by NETGEAR. Net cash provided by financing activities primarily consisted of net investment from NETGEAR, which included approximated of $70.0 million, as cash and the financing of our operations have historically been managed by NETGEAR.

Contractual Obligations

The following table summarizes our non-cancelable operating lease and financing lease commitments and purchase obligations as of September 30, 2018:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$10,849	$2,196	$4,412	$3,816	$425
Purchase obligations	44,894	44,894	—	—	—
	$55,743	$47,090	$4,412	$3,816	$425

Operating leases

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

Purchase obligations

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of September 30, 2018, we had $44.9 million in non-cancelable purchase commitments with suppliers, respectively. We expect to sell all products for which we have committed purchases from suppliers.

Uncertain tax position

As of September 30, 2018, we had $1.5 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. We do not expect to reduce our liabilities for uncertain tax positions in any jurisdiction, where the impact would affect the statement of operations, in the next 12 months.

We do not estimate any long-term liability related to a one-time transaction tax that resulted from the passage of the Tax Act. We had significant net operating losses and credits that were available to shelter a majority of the impact associated with the transition tax.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of these unaudited condensed consolidated financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the board of directors.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus, except for stock-based compensation discussed in Note 1, The Company and Basis of Presentation, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, for a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, which are hereby incorporated by reference.

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
We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These risks may change over time as our business evolves and could negatively impact our operating results and financial condition. As we grow our operations, our exposure to foreign currency risk could become more significant. In the third fiscal quarter of 2018, we established a hedge program to hedge foreign currency exchange risks and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
As of September 30, 2018, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $2.1 million net loss. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of September 30, 2018 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the three and nine months ended September 30, 2018, 16.3% and 21.1% of our revenue was denominated in a currency other than the U.S. dollar, respectively.

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

Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with build-to-suit lease accounting and adoption of the amended accounting standard for revenue recognition, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

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

•
    changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates (such as the tariffs on products imported from China recently enacted by the Trump administration), as well as income tax legislation and regulations that affect the countries where we conduct business;

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

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Smart services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart connected devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Smart, if those services do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the connected lifestyle market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

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

Throughout the past few years, Arlo has significantly increased the rate of new product and service introductions, with the introduction of new lines of Arlo cameras, smart lights, and doorbell products, as well as the introduction of our Arlo Smart services. If we cannot sustain that pace of product and service introductions, either through rapid innovation or acquisition of new products and services or product and service lines, we may not be able to maintain or increase the market share of our products and services or expand further into the connected lifestyle market in accordance with our current plans. In addition, if we are unable to successfully introduce or acquire new products and services with higher gross margin, our revenue and overall gross margin would likely decline.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Corporation, Sky Light Industrial Ltd., and Delta Networks, Inc. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. In addition, one of our principal manufacturers, Foxconn Corporation closed its acquisition of Belkin International on September 21, 2018, which includes the WeMo brand of home automation products, which may compete directly with us. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

A portion of our global and U.S. sales are comprised of goods assembled and manufactured in our facilities in Taiwan and the People’s Republic of China, and components for a number of our goods are sourced from suppliers in the People’s Republic of China. When tariffs, duties, or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

On September 17, 2018, President Trump announced the imposition of a 10% ad valorem duty on approximately $200 billion worth of Chinese imports, pursuant to Section 301 of the Trade Act of 1974. The Office of the U.S. Trade Representative concurrently published the final list of products that will be subject to the additional duty, effective September 24, 2018. Beginning on January 1, 2019, the duty will increase to 25% ad valorem. Certain of our products could be subject to these ad valorem duties. If these duties are imposed, the cost of our products may increase. In addition, these duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially adversely affected.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have adverse, unexpected consequences. Treasury has begun issuing Regulations providing guidance on how these new rules should be applied and how the relevant calculations are to be prepared. However, due to the sweeping nature of these changes, determination of how the law should be applied continues to require significant estimates and judgment in assessing the consequences. The amounts for adjusting the deferred tax assets and liabilities for the new effective tax rate and the transition tax are provisional based on the guidance provided by the SEC in Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. As a result of continued regulations and interpretations of the Tax Act, we are still quantifying the effects of the tax law change. Based on information available at December 31, 2017, we also reflected a provisional estimate of $2.9 million related to the transitional tax that was fully offset with tax attributes and therefore did not result in an income tax expense. The amounts reported in the audited combined financial statements and accompanying notes for the year ended December 31, 2017 included in the prospectus filed with the SEC on August 6, 2018 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) are provisional based on the uncertainty discussed above. As we complete our analysis and prepare necessary data, and interpret any additional guidance, we will adjust our calculations and provisional amounts that we have recorded in our tax provision. Any such adjustments may materially impact our provision for income taxes in our financial statements.

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

We continue to be controlled by NETGEAR, and NETGEAR has informed the Company that it presently intends to effect the Distribution prior to the end of its first quarter of 2019. However, NETGEAR may abandon or change the structure of the distribution if it determines, in its sole discretion, that the distribution is not in the best interest of NETGEAR or its stockholders.

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

*NETGEAR’s interests may conflict with our interests and the interests of our other stockholders. Conflicts of interest between us and NETGEAR could be resolved in a manner unfavorable to us and our other stockholders.

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

The terms of the agreements that entered into with NETGEAR in connection with the Separation, including the master separation agreement, may limit our ability to take certain actions, which could impair our ability to grow. The master separation agreement provides that, as long as NETGEAR beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of our board of directors, we will not (without NETGEAR’s prior written consent) take certain actions, such as incurring additional indebtedness and acquiring businesses or assets or disposing of assets in excess of certain amounts. In addition, under current tax law, NETGEAR must retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of nonvoting capital stock, if any is outstanding, until immediately prior to the distribution of our stock then held by NETGEAR to its stockholders in order for such distribution to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes. NETGEAR has informed the Company that it presently intends to effect the Distribution prior to the end of its first quarter of 2019. This may result in NETGEAR not supporting transactions that we wish to pursue that involve issuing shares of our capital stock, including for capital-raising purposes, as consideration for an acquisition or as equity incentives to our employees. To preserve the tax-free treatment of the Separation and Distribution, the master separation agreement includes certain covenants and restrictions to ensure that, until immediately prior to the Distribution, NETGEAR will retain beneficial ownership of at least 80% of our combined voting power and 80% of each class of nonvoting capital stock, if any is outstanding. In addition, to preserve the tax-free treatment of the Separation and Distribution, we have agreed in the tax matters agreement to restrictions, including restrictions that generally would be effective during the two-year period following the Distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. See “We may not be able to engage in desirable strategic or capital-raising transactions following the Distribution.” Our inability to pursue such transactions could materially adversely affect our business, results of operations and financial condition.

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

To preserve the tax-free treatment of the Separation and Distribution, and in addition to our expected indemnity obligation described above, we have agreed in the tax matters agreement to restrictions that address compliance with Section 355 of the Code (including Section 355(e) of the Code). These restrictions, which generally would be effective during the two-year period following the Distribution, could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

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

Pursuant to the transition services agreement, NETGEAR has agreed to continue to provide us with corporate and shared services for a transitional period related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, engineering, operations, customer support, human resources and employee benefits, sales and sales operations, and other services in exchange for the fees specified in the transition services agreement between us and NETGEAR. NETGEAR is not obligated to provide these services in a manner that differs from the nature of the services provided to the Arlo business during the 12-month period prior to the completion of the IPO, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from NETGEAR due to the termination of the transition services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by NETGEAR).

*Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other intercompany agreements with NETGEAR.

As an operating segment of NETGEAR, we relied on administrative and other resources of NETGEAR, including information technology, accounting, finance, human resources and legal services, to operate our business. In connection with our IPO, we entered into various service agreements to retain the ability for specified periods to use these NETGEAR resources. These services may not be provided at the same level as when we were a business segment within NETGEAR, and we may not be able to obtain the same benefits that we received prior to the completion of the IPO. These services may not be sufficient to meet our needs, and after our agreements with NETGEAR expire (which will generally occur within 18 months following the completion of the IPO, which occurred on August 7, 2018), we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with NETGEAR. We will need to create our own administrative and other support systems or contract with third parties to replace NETGEAR’s systems. In addition, we have received informal support from NETGEAR, which may not be addressed in the agreements we have entered into with NETGEAR, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in NETGEAR’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

*We are a smaller company relative to NETGEAR, which could result in increased costs in our supply chain and in general because of a decrease in our purchasing power. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the completion of the IPO, we were able to take advantage of NETGEAR’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support, and audit and other professional services. In addition, as a segment of NETGEAR, we were able to leverage NETGEAR’s size and purchasing power to bargain with suppliers of our components and our ODMs. We are a smaller company than NETGEAR, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the completion of the IPO. As a stand-alone company, we may be unable to obtain office space, goods, technology, and services in general, as well as components and services that are part of our supply chain, at prices or on terms as favorable as those available to us prior to the completion of the IPO, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

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

*Certain contracts used in our business will need to be replaced, or assigned from NETGEAR or its affiliates to Arlo in connection with the Separation, which may require the consent of the counterparty to such an assignment, and failure to obtain such replacement contracts or consents could increase Arlo’s expenses or otherwise adversely affect our results of operations.

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

(b) Use of Proceeds

On August 7, 2018, we completed our initial public offering (the “IPO”) in which we issued and sold 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018) at a price to the public of $16.00 per share. Cash proceeds from the IPO offering were $173.4 million, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. The total offering cost was $4.6 million, of which $3.2 million was paid by NETGEAR. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning ten percent or more of our common stock or to their associates or affiliates.

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
(c) Repurchase of Equity Securities by the Company
None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.8 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.9 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.10 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.11 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.12 *	2018 Equity Incentive Plan	8-K	8/7/2018	10.12
10.13 *	2018 Employee Stock Purchase Plan	8-K	8/7/2018	10.13
10.14 *	Performance-Based Option Grant Agreement	8-K	8/7/2018	10.14
10.15 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.16 *	Non-Employee Director Restricted Stock Unit Grant Agreement	10-Q	8/27/2018	10.17
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Indicates management contract or compensatory plan or arrangement.
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

Date: November 2, 2018