Form 10-K
period 2018-12-31
Arlo Technologies, Inc.
filed 2019-02-22
CIK 1736946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2018.

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                    to
           Commission file number: 001-38618
_______________
ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-4061754
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3030 Orchard Parkway, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number including area code
(408) 890-3900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The registrant completed the initial public offering of its common stock on August 3, 2018. Accordingly, there was no public market for the registrant’s common stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 74,255,189 shares as of February 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, including, among other things: future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; and our business strategies and development plans may not be successful. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

Item 1.	Business

Overview

Arlo Technologies, Inc. (“we”, “Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides users visibility, insight and a powerful means to help protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. To date, we have launched several categories of award-winning smart connected devices, including wire-free smart Wi-Fi and LTE-enabled cameras, advanced baby monitors, smart security lights, and an audio doorbell that works in conjunction with Arlo Cameras. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify and Samsung SmartThings. Since the launch of our first product in December 2014, we have shipped over 11.7 million smart connected devices, and, as of December 31, 2018, our smart platform had approximately 2.85 million cumulative registered users across more than 100 countries around the world. We plan to continue to introduce new smart connected devices to the Arlo platform in new categories, increase the number of registered users on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

On February 6, 2018, NETGEAR, Inc., Arlo’s former parent company (“NETGEAR”), announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc., a wholly owned subsidiary of NETGEAR. On August 2, 2018, NETGEAR and Arlo announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock at a price to the public of $16.00 per share. On August 3, 2018, Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO.” On August 7, 2018, we completed the IPO of 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018), at $16.00 per share, before underwriting discounts and commissions and estimated offering costs and NETGEAR owned approximately 84.2% of the shares of Arlo’s outstanding common stock.

On November 29, 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR, representing approximately 84.2% of the outstanding shares of Arlo common stock.

The Distribution was made on December 31, 2018 (the “Distribution Date”) to all NETGEAR stockholders of record as of the close of business on December 17, 2018 (the “Record Date”). In the Distribution, each NETGEAR stockholder of record on the Record Date received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held on the Record Date, subject to cash in lieu of fractional shares. The Distribution was intended to qualify as generally tax free to NETGEAR stockholders for U.S. federal income tax purposes.

Market

Our total addressable market consists of individuals and business owners who use connected devices to enhance their lives. Outside of the home, we have seen adoption of our cellular-enabled products in a variety of use cases, such as neighborhood watch, construction site monitoring, wildlife and outdoor trail surveillance and event monitoring. We believe the small business and government segments represent additional growth areas for us. We also believe we are well-positioned to extend our current market leadership to the broader connected lifestyle market both within and beyond the home as we continue to launch new product lines and services within our connected lifestyle platform.

Products

Smart Connected Devices

Arlo Security Camera, released in the fourth quarter of 2014, is the world’s first commercially available 100% battery-operated Wi-Fi security camera with 720p HD video quality, IP65-rated weather resistance and night vision. The combination of our battery-operated wireless technology and compact weather-resistant design provides users with the ability to easily set up their cameras anywhere inside or outside of the house, without requiring a power outlet. Our patented low-power battery management technology allows Arlo to operate for up to six months of average use without having to change batteries. Arlo also features an on-board passive infrared (“PIR”) motion sensor, which when activated automatically records a video of the motion event and notifies the user with an instant email or push notification directly to their mobile device.

Arlo Q and Arlo Q Plus, released in the fourth quarter of 2015, bring Arlo’s performance and design to an indoor wired solution that allows users to easily monitor their surroundings with 1080p HD video quality. With two-way audio communication, users can not only watch but also interact with their children, pets or other guests in their home or business. Arlo Q and Arlo Q Plus also feature optional 24/7 recording on a subscription basis. Arlo Q Plus includes the additional functionality of being powered-over-ethernet, which is common for business environments.

Arlo Pro, released in the fourth quarter of 2016, is our second generation battery-operated, IP65-rated weather-resistant Wi-Fi camera. Arlo Pro maintains the features and flexibility of our battery-operated, compact wire-free design while adding key new features and significant camera upgrades. With two-way audio, users can hear what is going on near their camera and talk to anyone near the camera through the Arlo mobile app. Arlo Pro features the convenience of swappable, rechargeable batteries, which require less than four hours of charging time. Arlo Pro also features upgrades to day and night video performance, PIR motion detection and our proprietary battery-management technology, providing users with improved battery performance. In addition, Arlo Pro includes a 100+ decibel siren on the base station that can be triggered by motion or sound detection.

Arlo Go, released in the first quarter of 2017, is the world’s first commercially available LTE-enabled wire-free camera and provides untethered mobile security with support by major networks in key markets around the world, including AT&T and Verizon in the United States. Its IP65-rated weather-resistant design, 720p HD video quality, two-way audio and battery-powered operation allow small business owners, construction sites, outdoor enthusiasts and anyone in need of a truly mobile solution to virtually be at any location, anytime, and maintain monitoring capabilities.

Arlo Baby, released in the second quarter of 2017, combines performance and convenience with smart features that give added peace of mind for parents and caregivers. With 1080p HD video quality, air quality and temperature sensors, motion and audio detection, and advanced night vision, parents can be alerted to movement and changes in their child’s environment, and they can also remotely engage with their child using Arlo’s two-way audio feature, play music or custom recordings or even turn on Arlo Baby’s multi-colored night light to soothe their child to sleep. Parents can also easily move Arlo Baby, powered by its rechargeable batteries or by an electrical outlet, to different rooms.

Arlo Pro 2, released in the fourth quarter of 2017, is the battery-operated, IP65-rated weather-resistant Wi-Fi cameras. With 1080p full HD video quality and advancements in sound and motion detection, including a three-second look-back video capture and continuous video recording capabilities when plugged into a power outlet. Arlo Pro 2 includes a 100+ decibel siren on the base station that can be triggered remotely or by motion or sound detection, as well as two-way audio, night vision and optional local backup storage to any compatible USB drive.

Arlo Security Light, released in the second quarter of 2018, delivers powerful, wire-free lighting that works intelligently both by itself or when paired with Arlo’s security cameras. When the Arlo Security Light senses motion, it can trigger an Arlo camera to start recording. Its weather-resistant design is IP65-rated and can be used with rechargeable batteries or connected to the Arlo Solar Panel. Arlo Security Light can be also scheduled to turn on and off automatically, and be customized to display different colors and patterns for added protection or just for fun.

Arlo Audio Doorbell and Arlo Chime, released in the third quarter of 2018 and designed with flexibility and DIY simplicity in mind, are engineered to work as a standalone smart audio doorbell solution or to pair with any Arlo camera or Arlo Security Light for a more complete view of the entryway. Using the Arlo app, users can access their Arlo Audio Doorbell to interact with visitors from their smartphone or tablet, and if paired with an Arlo camera, users can also use an Arlo Smart subscription service plan to intelligently detect people and call e911 emergency services closest to the camera’s location, saving valuable time. The Arlo Audio Doorbell can also be programmed to automatically trigger Arlo Security Lights, Arlo cameras or other connected devices through our cross-platform integration allowing users to fully customize visitor response. Arlo Chime plugs into any standard wall outlet and pairs with the Arlo Audio Doorbell to play a variety of ringtones or act as a siren, and even contains a silent mode for those times when users don’t want to be bothered. The Arlo Audio Doorbell runs on two standard AA batteries which can last up to an entire year based on normal usage and features a weather-resistant exterior finish. For added ease and versatility, users also have the option to connect with their existing door chimes without needing to install any additional hardware or wiring.

Arlo Accessories

Arlo Charging Accessories are designed to offer additional convenient ways to keep Arlo wire-free cameras up and running even longer. With the Arlo Charging Station, users can charge up to two Arlo Pro, Arlo Pro 2 or Arlo Go batteries with fast-charging technology so there is always a battery ready to go. For those looking to eliminate battery swaps entirely, the mountable and weather-resistant Arlo Solar Panel connects to Arlo Pro or Arlo Go cameras to keep batteries charged with just a few hours of direct sunlight.

Arlo Mounts feature innovative designs that allow users to mount their cameras outdoors or indoors, on ceilings or countertops. The Arlo Quadpod is a flexible mount featuring four legs crafted from flexible stainless steel and silicone that allows users to mount their camera even in challenging spots such as tree branches or metal poles.

Arlo Skins allow Arlo owners to customize their Arlo cameras to blend into their environments or add a pop of personality. Popular with outdoor enthusiasts, Arlo Camouflage and Ghillie skins are ultraviolet- and water-resistant and made of durable silicone material for easy slip-on, slip-off convenience. Arlo Baby accessory characters add some playfulness to the nursery with fun disguises that turn Arlo Baby cameras into puppies, kittens or bunnies.

The Arlo App

The Arlo app, available for iOS and Android devices, is designed to provide our users with an easy-to-use, flexible, mobile-first experience that connects our users to the people and things that matter most to them. Our proprietary AI-based capabilities generate relevant and actionable real-time notifications, which enable users to live stream video or contact emergency services through the app notifications when Arlo devices detect motion or sound. The Arlo app also enables users to view their library of video clips and share them via text, email or social networks. The app has three main navigating areas: devices, library, and setting and modes.

Services

Our prepaid service, included with the sale of our cameras, provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support.

Launched in 2018, Arlo Smart is a paid subscription service that adds powerful AI capabilities to our cameras that enhance the user experience. Arlo Smart incorporates and replaces our legacy paid subscription services. Through real-time computer vision algorithms, Arlo Smart provides users a more personalized experience, deeper insights into detected activity and streamlined access to take responsive actions in urgent situations, such as contacting local emergency services. Arlo’s paid services subscriber base has grown from over 30,000 subscribers as of December 31, 2016 to about 144,000 subscribers as of December 31, 2018.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, broadcast channels and wireless carriers.

Retailers. We sell to traditional and online retailers, either directly or through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, including digital and traditional media, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Best Buy, Costco, and Amazon and their affiliates. For the year ended December 31, 2018, we derived 24.4%, 17.5% and 16.6% of our revenue from Best Buy, Costco, and Amazon and their respective affiliates, respectively.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, wireless carriers and broadcast channels. We sell directly to our distributors, including Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd. and Synnex Corporation.

Broadcast Channels. We also sell our products through TV shopping networks such as HSN.

Wireless Carriers. We supply our products to major wireless carriers around the world, including AT&T, Verizon, Telstra and Vodafone. This sales channel is and will continue to be the key route-to-market for our current portable LTE-enabled camera and any future cellular-enabled connected lifestyle devices.

Competition

We believe we are well-positioned to extend our current market leadership to the broader connected lifestyle market, both within and beyond the home as we continue to launch new product lines and services within our smart platform. However, our market is highly competitive and evolving, and we expect competition to increase in the future. We believe the principal competitive factors impacting the market for our products include price, service offerings, functionality, brand, technology, design, distribution channels and customer service.

We believe that we compete favorably in these areas on the basis of our market leadership position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Cypress Semiconductor Co., OmniVision Technologies Inc. and Qualcomm Incorporated. Moreover, our focus on building a connected lifestyle platform, combined with our leading market share in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce devices with connected lifestyle functionalities. Nevertheless, the connected lifestyle market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Ring and Blink) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T and Comcast; and smaller point products companies.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources than we do. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For additional information, see “Risk Factors-Risks Related to Our Business-Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.”

Research and Development

We are passionate about developing new and innovative products and services that enable the connected lifestyle. Our research and development team collaborates with our product team to design and build differentiated new products and improve upon our existing products and services. Our goal is to create unique user experiences within the connected lifestyle. For example, our original Arlo camera was the world’s first commercially available 100% battery-operated Wi-Fi security camera with 720p HD video, IP65-rated weather resistance and night vision. The groundbreaking nature of the product, first launched in December 2014, gathered critical acclaim and market success. Our research and development team has taken this same approach to all of our subsequent product releases, constantly innovating to stay ahead of the competition.

As of December 31, 2018, our research and development staff consisted of 159 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, RF engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We intend to continue to significantly invest in research and development to expand our platform and capabilities in the future.

Manufacturing

While all of our products are primarily designed in North America, we currently outsource manufacturing to Cloud Network Technology Singapore PTE. LTD., Pegatron Corporation, Sky Light Industrial Ltd. and Delta Networks, Inc., which are all headquartered in Asia. Although we do not have any long-term purchase contracts, we have executed master product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, division of each party’s intellectual property and product quality requirements. Since we outsource our manufacturing, we have the flexibility and ability to adapt to market changes, product supply and component pricing while keeping our costs low. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Vietnam, Hong Kong, and mainland China, which is responsible for auditing and inspecting process and product quality on the premises of our manufacturers. Our strategic relationships with our manufacturers are an important component of our ability to introduce new products and grow our business.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations teams based in the United States, Hong Kong and mainland China coordinate with our manufacturers’ engineering, manufacturing and quality control personnel to develop the requisite manufacturing processes, quality checks and testing and general oversight of the manufacturing activities. We believe this model has enabled us to quickly and efficiently deliver high-quality and innovative products, while enabling us to minimize costs and manage inventory.

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam, with minimal manufacturers in China, and shipped to our logistics hubs located in the United States, the Netherlands, Hong Kong and Australia. Our operations team coordinates with our manufacturers to ensure that the shipment of our products from the manufacturers to these logistics hubs meets customer demand.

Marketing

Our marketing programs are focused on building global brand awareness, increasing product adoption and driving sales. Our marketing efforts target individuals interested in a connected lifestyle and we believe our marketing programs allow us to attract and engage with customers efficiently and at scale. We also increase brand awareness by augmenting word of mouth recommendations from Arlo customers and key influencers, interact digitally with current and prospective customers and maintain and develop our strong channel partnerships and large shelf space. We collaborate with our retail partners on market development activities to drive in-store and online engagement with the brand and drive purchases.

Customer Care

We provide customer care to Arlo users globally through a variety of communication channels, including phone, chat, email, social media and our Arlo Community, as well as self-guided resources such as knowledge-base articles, how-to videos and technical documentation on our website. We believe that providing timely, responsive customer support and educational content to our users helps foster an ongoing engagement that builds loyalty to our brand and also enables Arlo to understand user needs as they evolve. The online Arlo Community in particular serves as an efficient and engaging platform through which we can deliver customer care and receive feedback from users. We gather and analyze user feedback from all platforms to help inform our design and engineering teams about future enhancements to our products and services.

In order to best serve our users globally, we manage and continually adjust our resources worldwide through a mixture of permanent employees and subcontracted, outsourced resources. As our installed base continues to grow in new geographies, new categories and technologies, we will continue to focus on building a scalable support infrastructure that enables our users to engage with us through the channel that is most convenient and efficient for their needs.

IT Infrastructure Operations

We currently serve our users from third-party data center hosting facilities. Our cloud platform runs in two data centers in the United States and a data center in Ireland to serve our European Union users. We also utilize one data center in each of China, Singapore and Australia. We have designed our cloud environments to be highly resilient with built-in redundancy and provide failover to other data centers in our network.

Fiscal periods

Our fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. We report our results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Seasonality

Historically, we have generated higher revenue in the third and fourth quarters of each year compared to the first and second quarters due to seasonal demand from consumer markets, primarily relating to the beginning of the school year and the holiday season. For example, for the years ended December 31, 2018, 2017 and 2016, our third and fourth quarters collectively represented 54.5%, 62.0% and 65.5%, respectively, of our revenue for such years. Therefore, timely and effective product and service introductions are critical to our results of operations.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2018, we had a backlog of $18.9 million, compared to $15.6 million as of December 31, 2017 and $14.2 million as of December 31, 2016. As we typically fulfill orders received within a relatively short period (e.g., within one week for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Intellectual Property

Our ability to protect our intellectual property will be an important factor in the success and continued growth of our business. We rely upon a combination of patent, copyright, trade secret, and trademark laws and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Some of our technology relies upon third-party licensed intellectual property.

We currently hold 37 U.S.-issued patents, 36 pending U.S. patent applications, three patents issued by China and no pending patent applications outside of the United States relating to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have eight registered trademarks and three pending trademark applications in the United States, as well as 23 registered trademarks and 12 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in seven countries, including the United States, as well as the European Union and the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

Environmental Laws

Our products and manufacturing processes are subject to numerous governmental regulations, which cover both the use of various materials and environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products. In addition, any new regulations or laws in the environmental area might increase the cost of the raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes for all locations in which we operate. Since we operate on a global basis, this is also a complex process that requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations.

Our Culture and Our Employees

Our culture, mission and core values are a critical part of our success. Our culture is built on a foundation that encourages creativity through entrepreneurship, diversity, empowerment, ethics and open dialogue to continually innovate and improve our technology, solutions, brand and partnerships. We continue to recruit and hire exceptionally talented, diverse and ethical employees and are proud of Arlo culture we have been able to build. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. As of December 31, 2018, we had 386 full-time employees.

Company Information

We were incorporated in Delaware in January 2018 in connection with the Separation. Our principal executive offices are at 3030 Orchard Parkway, San Jose, California 95134, and our telephone number is (408) 890-3900. Our website is www.arlo.com.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the Securities Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. You may read and copy our reports, proxy statements and other information filed by us at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov.

Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.arlo.com. Our website also provides a link to Section 16 filings which are available free of charge on the same day as such filings are made. Information contained on these websites is not a part of this Annual Report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 9, 2019.

Name	Age	Position(s)
Matthew McRae	45	Chief Executive Officer and Director
Christine M. Gorjanc	62	Chief Financial Officer
Patrick J. Collins III	47	Senior Vice President of Products
Brian Busse	50	General Counsel and Corporate Secretary

Matthew McRae. Mr. McRae has served as our Chief Executive Officer since February 2018. Mr. McRae served as NETGEAR’s Senior Vice President of Strategy since October 2017. Mr. McRae previously served as the Chief Technology Officer of Vizio Inc. from March 2010 to October 2017, and prior to that served as its Vice President and General Manager of the Advanced Products Group, from August 2008 to March 2010. From July 2007 to August 2008, Mr. McRae served as Vice President of Marketing and Business Development of Fabrik (now part of HGST, Inc.), a provider of data storage and next generation web services, and prior to that, from 2001 to June 2007, was the Senior Director, Worldwide Business Development at Cisco Systems Inc., a leader in networking services. Mr. McRae has served on the board of Dedicated Hosting Services, Inc. (d/b/a Streaming Media Hosting), a private content delivery network company, since 2014, and on the board of the UC Irvine Institute for Innovation since June 2015. He previously served on the board of the Leatherby Center for Entrepreneurship and Business Ethics at the Business School of Chapman University from 2012 to 2015. Mr. McRae holds a Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania and a Bachelor of Science in Computer Engineering from the University of Pennsylvania.

Christine M. Gorjanc. Ms. Gorjanc has served as our Chief Financial Officer since August 2018. Ms. Gorjanc had previously served as NETGEAR’s Chief Financial Officer from January 2008 to August 2018, Chief Accounting Officer from December 2006 to January 2008 and Vice President of Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc is a member of the Board of Directors and serves as the Audit Committee Chairman of Invitae Corporation, a public genetic information company. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

Patrick J. Collins III. Mr. Collins has served as our Senior Vice President of Product since August 2018. Mr. Collins had previously been with NETGEAR since June 2008, most recently serving as its Senior Vice President of Arlo Home Products and Services from January 2016 to August 2018, Vice President of Home Automation Products from March 2014 to January 2016, Chief Information Officer from November 2012 to March 2014, and Vice President of Information Technology from October 2010 to November 2012. Prior to NETGEAR, Mr. Collins held leadership positions in the consulting services groups of Oracle Corporation and Computer Sciences Corporation. Mr. Collins received a B.S. degree in Computer Information Systems from Alvernia University.

Brian Busse. Mr. Busse has served as our General Counsel since July 2018. Previously, Mr. Busse was Vice President of Intellectual Property & Litigation at NETGEAR, where he was responsible for overseeing NETGEAR’s worldwide litigation, intellectual property, privacy and licensing matters. Before joining NETGEAR in September 2009, Mr. Busse served as Counsel in the Intellectual Property Litigation Department of O’Melveny & Myers LLP in Menlo Park, California beginning in December 2008, where he represented public and private technology companies in a wide range of intellectual property litigation matters, including all aspects of patent litigation, including trial, discovery, law and motion, and claim construction. Mr. Busse began practicing law with the New York firm of Skadden, Arps, Slate, Meagher & Flom LLP, advising clients on various areas of litigation. Mr. Busse holds a J.D. from The University of Texas at Austin

School of Law, an M.S. and Ph.D. in Physics from Oregon State University, and a B.S. in Physics from Virginia Tech. Mr. Busse is admitted to practice law in California and New York.

Item 1A.	Risk Factors

Investing in our common stock involves substantial risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” when evaluating our business and before deciding whether to invest in shares of our common stock. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business
We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.
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

•
    changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates (such as the tariffs on products imported from China enacted by the Trump administration), as well as income tax legislation and regulations that affect the countries where we conduct business;

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

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Smart services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart connected devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail, to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Smart, if those services do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the connected lifestyle market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

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

Amazon is both a competitor and a distribution channel for our products and is also a provider of services to support our cloud-based storage. If Amazon decided to end our distribution channel relationship or ceased providing cloud storage services to us, our sales and product performance could be harmed, which could seriously harm our business, financial condition, results of operations, and cash flows.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. (“Best Buy”), Costco Wholesale Corporation (“Costco”), and Amazon and their respective affiliates. For the year ended December 31, 2018, we derived 24.4%, 17.5% and 16.6% of our revenue from Best Buy, Costco, and Amazon and their respective affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

Further, our revenue may be impacted by significant one-time purchases that are not contemplated to be repeatable. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue. Additionally, we may from time to time grant our retailers, distributors, and other channel partners the exceptional right to return certain products, based on the best interests of our mutual businesses, and such returns, if material, could adversely affect our revenue and gross margin.

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

We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $75.5 million for the year ended December 31, 2018, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2018, our accumulated deficit was $45.8 million.

As of December 31, 2018, our cash and cash equivalents and short-term investments totaled $201.0 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on the market price of our common stock include:

•	actual or anticipated fluctuations in our results of operations or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the connected lifestyle market, our growth rate or our competitors’ growth rates;

•	delays in the introduction of new products by us or market acceptance of these products;

•	conditions in the financial markets in general or changes in general economic conditions;

•	changes in governmental regulation, including taxation and tariff policies;

•	interest rate or currency exchange rate fluctuations;

•	our ability to forecast or report accurate financial results; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. For example, in December 2018 we announced a delay in the expected timing of shipment of our Ultra product due to a battery-related issue from one of our suppliers. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply in the past have limited our ability to supply all the worldwide demand for our products, and our revenue was affected. At times, we have elected to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins. In addition, at times sole suppliers of highly specialized components have provided components that were either defective or did not meet the criteria required by our retailers, distributors, or other channel partners, resulting in delays, lost revenue opportunities, and potentially substantial write-offs.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the year ended December 31, 2018, we derived 16.6% of our revenue from Amazon and its affiliates.

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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than a disruption at the beginning of a quarter.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance, and senior management personnel. The competition for qualified personnel with significant experience in the design, development, manufacturing, marketing, and sales in the markets in which we operate is intense, both where our U.S. operations are based, including Silicon Valley, and in global markets in which we operate. Our inability to attract qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and services. Decreases in our stock price may negatively affect our efforts to attract and retain qualified personnel. Changes to U.S. immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts.

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

International sales comprise a significant amount of our overall revenue. International sales were 22.6%, 24.6% and 23.0% of overall revenue in fiscal year 2018, 2017 and 2016, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

•
    stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the European Ecodesign directive, that are costly to comply with and may vary from country to country;

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

In connection with our separation from NETGEAR, we have been implementing a new information technology infrastructure for our business, which includes the creation of management information systems and operational and financial controls unique to our business. We may not be able to put in place adequate controls in an efficient and timely manner in connection with our separation from NETGEAR and as our business grows, our current systems may not be adequate to support our future operations. The difficulties associated with installing and implementing new systems, procedures, and controls may place a significant burden on our management and operational and financial resources. In addition, as we grow internationally, we will have to expand and enhance our communications infrastructure. If we fail to continue to improve our management information systems, procedures, and financial controls, or encounter unexpected difficulties during expansion and reorganization, our business could be harmed.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets, and other intellectual property rights. From time to time, third parties have asserted, and may continue to assert, exclusive patent, copyright, trademark, and other intellectual property rights against us, demanding license or royalty payments or seeking payment for damages, injunctive relief, and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that they believe cover our products. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses and litigation related to alleged infringement could materially adversely affect our business, results of operations, and financial condition.

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

Global economic conditions could materially adversely affect our revenue and results of operations.

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

For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary, and Italy, have had international implications, affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the “Brexit” process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom’s “Brexit” decision lead to additional economic or political instability, the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products, customer insolvencies, decreased customer confidence to make purchasing decisions, decreased customer demand, and decreased customer ability to pay their trade obligations.

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

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include, but are not limited to:

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

On December 22, 2017, the Tax Cuts and the Jumpstart Our Business Startups Act (“JOBS Act”) of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). In particular, sweeping changes were made to the U.S. taxation of foreign operations. These changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, new provisions were added to mitigate the potential erosion of the U.S. tax base and to discourage the use of low tax jurisdictions to own intellectual property and other valuable intangible assets. While these provisions were intended to prevent specific perceived taxpayer abuse, they may have unexpected adverse consequences. Treasury has issued Regulations providing guidance on how these new rules should be applied and how the relevant calculations are to be prepared.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. In addition, in 2017, we accrued $0.1 million of state income tax expense related to the deemed repatriation resulting from the transition tax. However, state legislatures continue to review and update their respective state tax laws to respond to the Tax Act. Accordingly, there is some uncertainty as to how the laws will apply in the various state jurisdictions. Additionally, other foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition.

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

Our selling and distribution practices are also regulated in large part by U.S. federal and state as well as foreign, antitrust and competition laws and regulations. In general, the objective of these laws is to promote and maintain free competition by prohibiting certain forms of conduct that tend to restrict production, raise prices or otherwise control the market for goods or services to the detriment of consumers of those goods and services. Potentially prohibited activities under these laws may include unilateral conduct or conduct undertaken as the result of an agreement with one or more of our suppliers, competitors, or customers. The potential for liability under these laws can be difficult to predict as it often depends on a finding that the challenged conduct resulted in harm to competition, such as higher prices, restricted supply, or a reduction in the quality or variety of products available to consumers. We utilize a number of different distribution channels to deliver our products to customers and end-users and regularly enter into agreements with resellers of our products at various levels in the distribution chain that could be subject to scrutiny under these laws in the event of private litigation or an investigation by a governmental competition authority. In addition, many of our products are sold to consumers via the internet. Many of the competition-related laws that govern these internet sales were adopted prior to the advent of the internet and, as a result, do not contemplate or address the unique issues raised by online sales. New interpretations of existing laws and regulations, whether by courts or by the state, federal, or foreign governmental authorities charged with the enforcement of those laws and regulations, may also impact our business in ways we are currently unable to predict. Any failure on our part or on the part of our employees, agents, distributors, or other business partners to comply with the laws and regulations governing competition can result in negative publicity and diversion of management time and effort and may subject us to significant litigation liabilities and other penalties.

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

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could materially adversely affect our business, results of operations, and financial condition.

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

Risks Related to Our Separation from NETGEAR

If the Distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, NETGEAR, Arlo and Arlo stockholders could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify NETGEAR for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

NETGEAR received an opinion of counsel regarding qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of NETGEAR and us, including those relating to the past and future conduct of NETGEAR and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or NETGEAR breach any of the respective covenants in any of the separation-related agreements, the opinion of counsel could be invalid and the conclusions reached therein could be jeopardized.

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

We have agreed in the tax matters agreement entered into between us and NETGEAR to indemnify NETGEAR for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the Distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the Separation-related agreements or in the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations arising under the tax matters agreement could be material.

We may not be able to engage in desirable strategic or capital-raising transactions following the Distribution.

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

To preserve the tax-free treatment of the Separation and Distribution, and in addition to our expected indemnity obligations described above, we have agreed in the tax matters agreement to restrictions that address compliance with Section 355 (including Section 355(e)) of the Code. These restrictions, which generally will be effective during the two-year period following the Distribution, could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

The assets and resources that we acquired from NETGEAR in the Separation may not be sufficient for us to operate as a standalone company, and we may experience difficulty in separating our assets and resources from NETGEAR.

Because we did not operate as an independent company prior to the Separation, we will need to acquire assets in addition to those contributed by NETGEAR and its subsidiaries to us and our subsidiaries in connection with the Separation. We may also face difficulty in separating our assets from NETGEAR’s assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in separating our assets from NETGEAR’s assets or integrating newly acquired assets.

The services that NETGEAR provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.

Pursuant to the transition services agreement entered into between us and NETGEAR, NETGEAR has agreed to continue, for a transitional period, to provide us with corporate and shared services related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, engineering, operations, customer support, human resources and employee benefits, sales and sales operations, and other services in exchange for the fees specified in the transition services agreement. NETGEAR is not obligated to provide these services in a manner that differs from the nature of the services provided to the Arlo business during the 12-month period prior to the completion of the IPO, and thus we may not be able to modify these services in a manner desirable to us as a standalone public company. Further, once we no longer receive these services from NETGEAR, due to the termination or expiration of the transition services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by NETGEAR).

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a standalone company after the expiration of our shared services and other intercompany agreements with NETGEAR.

As an operating segment of NETGEAR, we relied on administrative and other resources of NETGEAR, including information technology, accounting, finance, human resources and legal services, to operate our business. In connection with our IPO, we entered into various service agreements to retain the ability for specified periods to use these NETGEAR resources. These services may not be provided at the same level as when we were a business segment within NETGEAR, and we may not be able to obtain the same benefits that we received prior to the completion of the IPO. These services may not be sufficient to meet our needs, and after our agreements with NETGEAR expire (which will generally occur within 18 months following the completion of the IPO, which occurred on August 7, 2018), we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as those we currently have with NETGEAR. We will need to create our own administrative and other support systems or contract with third parties to replace NETGEAR’s systems. Any failure or significant downtime in our own administrative systems or in NETGEAR’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

We are a smaller company relative to our former parent, NETGEAR, which could result in increased costs in our supply chain and in general because of a decrease in our purchasing power as a result of the Separation. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.

Prior to the completion of the IPO, we were able to take advantage of NETGEAR’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support, and audit and other professional services. In addition, as a segment of NETGEAR, we were able to leverage NETGEAR’s size and purchasing power to bargain with suppliers of our components and our ODMs. We are a smaller company than NETGEAR, and we cannot assure you that we will have access to financial and other resources comparable to those that were available to us prior to the completion of the IPO. As a standalone company, we may be unable to obtain office space, goods, technology, and services in general, as well as components and services that are part of our supply chain, at prices or on terms as favorable as those that were available to us prior to the completion of the IPO, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers due to our smaller size.

NETGEAR has agreed to indemnify us for certain liabilities. However, we cannot assure that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that NETGEAR’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the master separation agreement entered into between us and NETGEAR and certain other agreements with NETGEAR, NETGEAR has agreed to indemnify us for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between us and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, as well as its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between us and NETGEAR, each party is liable for, and indemnifies the other party and its subsidiaries from and against any liability for, taxes that are allocated to such party under the tax matters agreement. In addition, we have agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on us or NETGEAR as a result of the failure of the Distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, we have agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify us but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

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

We may have received better terms from unaffiliated third parties than the terms we received in the agreements that we entered into with NETGEAR in connection with the Separation.

The agreements that we entered into with NETGEAR in connection with the Separation, including the master separation agreement, the transition services agreement, the intellectual property cross-license agreement, the tax matters agreement, the employee matters agreement and the registration rights agreement with respect to NETGEAR’s continuing ownership of our common stock, were prepared in the context of the Separation while we were still a wholly owned subsidiary of NETGEAR. Accordingly, during the period in which the terms of those agreements were prepared, we did not have a board of directors or a management team that was independent of NETGEAR. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties.

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

We may change our dividend policy at any time.

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

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

The market price of our common stock could decline significantly as a result of sales or other distributions of a large number of shares of our common stock in the market. The perception that these sales might occur could depress the market price of our common stock. These sales, or the possibility that these sales may occur, might also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have 74,247,250 shares of common stock outstanding. The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned.

In the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

Prior to the Separation, we historically operated our business as a segment of a public company. As a standalone public company, we have additional legal, accounting, insurance, compliance, and other expenses that we had not incurred historically. We are now obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

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

Any impairment of goodwill and other intangible assets could negatively impact our results of operations.

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

If, in any period our stock price decreases to the point where the fair value of our assets (as partially indicated by our market capitalization) is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill or intangible assets be determined resulting in an adverse impact on our results of operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could materially adversely affect our business, results of operations, financial condition, and stock price.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which will require annual management assessments of the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ended December 31, 2019. Upon loss of status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting will be required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Sarbanes-Oxley to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will be influenced by the research, reports and recommendations that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

We are subject to securities class action litigation.

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed putative securities class action complaints in the Superior Court of California, County of Santa Clara, and in the U.S. District Court for the Northern District of California against us and certain of our executives and directors.  Some of these actions also name as defendants the underwriters in the IPO and NETGEAR, Inc.  The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018 (“Aversa”); Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019 (“Pham”); Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019 (“Patel”); Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019 (“Perros”), and Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019.  The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., Case No. 19-CV-00372, filed January 22, 2019 (“Wong”).  The complaints generally allege that we failed to adequately disclose quality control problems and adverse sales trends ahead of the IPO, violating the Securities Act of 1933, as amended. The complaints seek unspecified monetary damages and other relief on behalf of investors who purchased our common stock issued pursuant and/or traceable to the IPO offering documents.  Case management conferences are scheduled for March 29, 2019 (Aversa), April 26, 2019 (Pham, Patel, Perros), and May 24, 2019 (Vardanian). The deadline for investors to seek appointment as lead plaintiff in Wong is March 25, 2019.

In the state court lawsuits, the court has issued an order deeming the cases complex and temporarily staying discovery. We have not filed an answer in the state court or federal court lawsuits. Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business. At this point, however, it is too early to reasonably estimate any financial impact to us resulting from these litigation matters. In addition, we may become subject to additional securities class action litigation in the future.

Your percentage ownership in Arlo may be diluted in the future.

In the future, your percentage ownership in Arlo may be diluted because of equity awards that Arlo may grant to Arlo’s directors, officers, and employees or otherwise as a result of equity issuances for acquisitions or capital market transactions. In addition, following the Distribution, Arlo and NETGEAR employees hold awards in respect of shares of our common stock as a result of the conversion of certain NETGEAR stock awards (in whole or in part) to Arlo stock awards in connection with the Distribution. Such awards have a dilutive effect on Arlo’s earnings per share, which could adversely affect the market price of Arlo common stock. From time to time, Arlo will issue additional stock-based awards to its employees under Arlo’s employee benefits plans.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws and of Delaware law may prevent or delay an acquisition of Arlo, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;

•	the inability of our stockholders to act without a meeting of stockholders;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

•
    the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•	a provision that stockholders may only remove directors with cause while the board of directors is classified; and

•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

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

Our amended and restated certificate of incorporation contains exclusive forum provisions that may discourage lawsuits against us and our directors and officers.

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

On December 19, 2018, the Delaware Chancery Court issued an opinion in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL, invalidating provisions in the certificates of incorporation of Delaware companies that purport to limit to federal court the forum in which a stockholder could bring a claim under the Securities Act. The Chancery Court held that a Delaware corporation can only use its constitutive documents to bind a plaintiff to a particular forum where the claim involves rights or relationships established by or under Delaware’s corporate law. This case may be appealed to the Delaware Supreme Court. As such, and in light of the recent Sciabacucchi decision, we do not intend to enforce the foregoing federal forum selection provision unless the Sciabacucchi decision is appealed and the Delaware Supreme Court reverses the decision. If there is no appeal of the Sciabacucchi decision or if the Delaware Supreme Court affirms the Chancery Court’s decision, then we will seek approval by our stockholders to amend our amended and restated certificate of incorporation at our next regularly-scheduled annual meeting of stockholders to remove the invalid provision.

Our board of directors has the ability to issue blank check preferred stock, which may discourage or impede acquisition attempts or other transactions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are a global company with dual corporate headquarters located in San Jose, California and Carlsbad, California. Until December 31, 2018, we shared office space with NETGEAR in NETGEAR’s San Jose and Carlsbad headquarters and paid NETGEAR a fee in connection with such use. Effective June 2018, we entered into a lease agreement for our San Jose corporate headquarters for approximately 77,800 square feet of office space, which expires in June 2029. The lease for the San Jose headquarters commenced on January 1, 2019. Effective December 1, 2018, we entered into a lease for Carlsbad headquarters for approximately 63,500 square feet of office space, which expires in November 2023.

Our international headquarters occupy approximately 5,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, and the United Kingdom. Our operations personnel use leased facilities in Hong Kong. We maintain our marketing and research and development facilities in Irvine (the United States), Carlsbad (the United States) and Taipei (Taiwan). In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Arizona, and Hong Kong.

We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

Item 3.	Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 12, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds

On August 7, 2018, we completed our initial public offering (the “IPO”) in which we issued and sold 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018) at a price to the public of $16.00 per share. Cash proceeds from the IPO were $173.4 million, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. The total offering cost was $4.6 million, of which $3.2 million was paid by NETGEAR. No offering expenses were paid directly or indirectly to any of our directors, officers, or persons owning ten percent or more of our common stock or to their associates or affiliates.

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

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ARLO” on August 3, 2018. Prior to that date, there was no public market for our common stock.

Holders of Common Stock

On February 1, 2019, we had 19 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have not historically declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities and Issuer Purchases of Equity Securities

As of December 31, 2018, we have not sold any unregistered securities, except as follows:

On January 5, 2018, we issued 1,000 shares of common stock to NETGEAR, Inc. in a private placement pursuant to Section 4(a)(2) of the Securities Act for one dollar. On August 2, 2018, in connection with the Separation and prior to the effectiveness of Arlo’s registration statement on Form 8-A, we issued 62,499,000 shares of Arlo common stock to NETGEAR in a private placement pursuant to Section 4(a)(2) of the Securities Act. As of the completion of the IPO, NETGEAR owned 62,500,000 shares of Arlo common stock, all of which it distributed to its stockholders in the Distribution on December 31, 2018.

In addition, on August 2, 2018, pursuant to our 2018 Equity Incentive Plan, we granted stock options to purchase an aggregate of 3,343,500 shares of our common stock to employees with an exercise price equal to our initial public offering price of $16.00 per share and restricted stock units covering an aggregate of 37,500 shares of our common stock to our non-employee directors. These grants were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as they were under a compensatory benefit plan as provided under Rule 701.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 3, 2018 through December 31, 2018 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”) and the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”). The measurement points in the graph below are August 3, 2018 (the first trading day of our common stock on the NYSE) and the last trading day of each fiscal quarter through the fiscal year ended December 31, 2018. The graph assumes that $100 was invested in Arlo common stock at the closing price of $22.10 on August 3, 2018 and in the NYSE Composite Index, the S&P 600 Information Technology Index, and the S&P Small Cap 600 Index on August 3, 2018, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenue (1)	$464,918	$370,658	$184,604
Cost of revenue (2)	372,843	279,424	146,570
Gross profit	92,075	91,234	38,034
Operating expenses:
Research and development (2)	58,794	34,683	24,438
Sales and marketing (2)	52,593	34,340	18,455
General and administrative (2)	28,209	15,096	8,289
Separation expense	27,252	1,384	—
Total operating expenses	166,848	85,503	51,182
Income (loss) from operations	(74,773)	5,731	(13,148)
Interest income	1,239	—	—
Other income (expense), net	(1,177)	1,946	(512)
Income (loss) before income taxes	(74,711)	7,677	(13,660)
Provision for income taxes	772	1,128	83
Net income (loss)	$(75,483)	$6,549	$(13,743)
Net income (loss) per share:
Basic (3)	$(1.12)	$0.10	$(0.22)
Diluted (3)	$(1.12)	$0.10	$(0.22)
_________________________

(1)
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (“ASC 605”). The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of Net parent investment.

(2)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2018			2017			2016
	Direct	Indirect	Total	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$608	$583	$1,191	$102	$599	$701	$61	$266	$327
Research and development	3,078	396	3,474	1,959	455	2,414	1,349	195	1,544
Sales and marketing	1,992	969	2,961	390	866	1,256	110	407	517
General and administrative	3,153	2,100	5,253	—	2,547	2,547	—	1,216	1,216
Total	$8,831	$4,048	$12,879	$2,451	$4,467	$6,918	$1,520	$2,084	$3,604

(3) Information regarding calculation of per share data is described in Note 10, Net Income (Loss) Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheets Data:

	As of December 31,
	2018	2017	2016
	(In thousands)
Cash, cash equivalents and short-term investments (1)	$201,027	$108	$220
Working capital	$233,484	$112,878	$54,967
Total assets	$595,946	$269,820	$158,581
Deferred revenue (current and non-current)	$49,991	$47,404	$23,393
Total liabilities	$326,444	$144,401	$85,407
Stockholders’ equity	$269,502	$125,419	$73,174
_________________________

(1)
Reflects approximately $70.0 million in cash contributed by NETGEAR prior to the completion of the IPO, and the net proceeds of $173.4 million raised from the IPO, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. Our total offering cost is $4.6 million, of which $3.2 million was paid by NETGEAR.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides customers with visibility, insight, and a powerful means to help them protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. Since the launch of our first product in December 2014, we have shipped over 11.7 million smart connected devices, and, as of December 31, 2018, our smart platform had approximately 2.85 million cumulative registered users across more than 100 countries around the world.

On February 6, 2018, NETGEAR announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo Technologies, Inc., a wholly owned subsidiary of NETGEAR. On August 2, 2018, NETGEAR and Arlo announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock at a price to the public of $16.00 per share. On August 3, 2018, Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO.” On August 7, 2018, we completed the IPO of 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018), at $16.00 per share, before underwriting discounts and commissions and estimated offering costs and NETGEAR owned approximately 84.2% of the shares of Arlo’s outstanding common stock.

On November 29, 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR, representing approximately 84.2% of the outstanding shares of Arlo common stock.

The Distribution was made on December 31, 2018 (the “Distribution Date”) to all NETGEAR stockholders of record as of the close of business on December 17, 2018 (the “Record Date”). In the Distribution, each NETGEAR stockholder of record on the Record Date received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held on the Record Date, subject to cash in lieu of fractional shares. The Distribution was intended to qualify as generally tax free to NETGEAR stockholders for U.S. federal income tax purposes.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases. International revenue was 22.6%, 24.6% and 23.0% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. We plan to replicate our success in the U.S. market elsewhere as we strategically expand into the global market.

For the years ended December 31, 2018, 2017 and 2016, we generated revenue of $464.9 million, $370.7 million and $184.6 million, respectively, representing year-over-year growth of 25.4% and 100.8%, respectively. Loss from operations was $74.8 million for the year ended December 31, 2018 compared with Income from operations of $5.7 million for the year ended December 31, 2017 and Loss from operations of $13.1 million for the year ended December 31, 2016. Loss from operations for the year ended December 31, 2018 included separation expense of $27.3 million.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and subscriber bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and grow our installed base, to increase subscription-based recurring revenue, to invest in brand awareness and channel partnerships and to continue our global expansion. We expect to increase our investment in research and development as we continue to introduce new and innovative products and services to enhance the Arlo platform.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key business metrics may be calculated in a manner different from similar key business metrics used by other companies.

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Cumulative registered users	2,850	70.7%	1,670	143.1%	687
Paid subscribers	144	84.6%	78	160.0%	30
Devices shipped	5,086	34.9%	3,770	88.5%	2,000
Service revenue	$37,805	30.0%	$29,077	138.7%	$12,182

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

Paid Subscribers. Paid subscribers worldwide measured as subscribers to any paid service subscription plan, excluding prepaid service subscribers.

Devices Shipped. Devices shipped represents the number of Arlo cameras, lights, and doorbells that are shipped to our customers during a period. Devices shipped does not include shipments of Arlo accessories and Arlo base stations, nor does it take into account returns of Arlo cameras, lights, and doorbells. The growth rate of our revenue is not necessarily correlated with our growth rate of devices shipped, as our revenue is affected by a number of other variables, including but not limited to returns from customers, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, sales of accessories, and premium services, the types of Arlo products sold during the relevant period and the introduction of new product offerings that have different U.S. manufacturer’s suggested retail prices (“MSRPs”).

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

Comparability of Historical Results

The operating results of Arlo have historically been disclosed as a reportable segment within the consolidated financial statements of NETGEAR, enabling the identification of directly attributable transactional information, functional departments, and headcount. Through July 1, 2018, Revenue and Cost of revenue, with the exception of channel sales incentives, were derived from transactional information specific to Arlo products and services. Directly attributable operating expenses were derived from activities relating to Arlo functional departments and headcount. Arlo employees also historically participated in NETGEAR’s stock-based incentive plans, in the form of restricted stock units (“RSUs”), stock options, and purchase rights issued pursuant to NETGEAR’s employee stock purchase plan. Stock-based compensation expense has been either directly reported by or allocated to Arlo based on the awards and terms previously granted to NETGEAR’s employees.

The combined statements of operations of the Company as presented reflect the directly attributable transactional information specific to Arlo and certain additional allocated costs through July 1, 2018. The allocated costs for corporate functions included, but were not limited to, allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. Following July 1, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The amount of these allocations from NETGEAR reflected within operating expenses in the consolidated statements of operations was $30.6 million from January 1, 2018 to the date of the completion of the IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. For the year ended December 31, 2017, allocations amounted to $40.0 million, which included $11.8 million for research and development, $13.1 million for sales and marketing and $15.1 million for general and administrative expense. For the year ended December 31, 2016, allocations amounted to $20.6 million, which included $5.9 million for research and development, $6.4 million for sales and marketing and $8.3 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the consolidated financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by Arlo during the periods presented. Nevertheless, the consolidated financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo’s results of operations, financial position, and cash flows had Arlo been a standalone company during the periods presented.

Our Relationship with NETGEAR

NETGEAR has agreed to continue to provide certain of the services described above on a transitional basis following the Distribution pursuant to the transition services agreement. We generally expect to use the vast majority of these services for less than a year following the completion of the IPO, depending on the type of the service and the location at which such service is provided. However, we may agree with NETGEAR to extend the service periods for a limited amount of time (which period will not extend past the first anniversary of the Distribution) or may terminate such service periods by providing prior written notice. Pursuant to the transition services agreement, NETGEAR will charge a fee that is consistent with our historical allocation for such services. During the year ended December 31, 2018, we incurred $6.3 million in transition services agreement-related costs, which included $0.4 million for research and development, $1.6 million for sales and marketing, and $4.3 million for general and administrative expense. As we reduce our reliance on these services and build such functions as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities, and other services, the actual expenses we will incur in the future may differ from the costs that were historically allocated to us by NETGEAR.

In addition, to operate as a standalone company, we incurred costs to replace certain services that were previously provided by NETGEAR, which were higher than those reflected in our historical combined financial statements. The most significant component of these costs was IT-related costs, including capital expenditures, to implement certain new systems, including infrastructure and an enterprise resource planning system. As of December 31, 2018, we have fully completed the implementation of these new systems.

We are subject to the reporting requirements of the Exchange Act, and we are required to establish procedures and practices as a standalone public company in order to comply with our obligations under the Exchange Act and related rules and regulations, as well as rules of the New York Stock Exchange. As a result, we will continue to incur additional costs, including internal audit, investor relations, stock administration, and regulatory compliance costs. These additional costs may differ from the costs that were historically allocated to us by NETGEAR.

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

We continue to experience user demand across all regions for our Arlo products. We believe this demand will lead to an increase in absolute dollars in prepaid and paid subscription service revenues as our number of registered users continues to grow. Furthermore, we expect that as we introduce more features in our subscription services, the rate of adoption of our paid subscription services will increase, which we expect to increase revenue. While we expect prepaid and paid subscription service revenue to grow, we anticipate revenue from device sales will continue to generate the majority of our revenue for the foreseeable future.

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

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, IT and facility overhead, and other general corporate expense. We expect our general and administrative expense to increase in absolute dollars, primarily as a result of the increased costs associated with being a standalone public company. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a standalone company, we have incurred separation costs of $27.3 million during the year ended December 31, 2018 to replicate certain services previously provided by NETGEAR. We expect a significant reduction in our separation expense in the fiscal year ending December 31, 2019 as we completed our Separation from NETGEAR on December 31, 2018.

Interest Income

Interest income represents interest earned on our cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense.

Income Taxes

Our business has historically been included in NETGEAR’s consolidated U.S. federal income tax return. We have adopted the separate return approach for the purpose of the Arlo financial statements. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our historical consolidated financial statements have been estimated as if we were a separate taxpayer. The historical operations of the Arlo business reflect a separate return approach for each jurisdiction in which Arlo had presence and NETGEAR filed a tax return. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As a result of the separation of the Arlo business from NETGEAR’s other businesses, there were changes to the organizational structure of the business, which did not impact our historical financial statements. As a result of the spin-off of Arlo from NETGEAR on December 31, 2018, all net operating losses, with the exception of acquired net operating losses, and tax credit carryforwards determined under the separate return approach that were utilized by NETGEAR or will be retained by NETGEAR were eliminated on December 31, 2018, with an offsetting reduction to our valuation allowance.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items which may differ from that of NETGEAR. Our policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties. As a result of the spin-off of Arlo from NETGEAR on December 31, 2018, all uncertain tax positions that remain the responsibility of NETGEAR as a result of the Tax Sharing Agreement have been eliminated from our December 31, 2018 balance sheet, with a corresponding increase to equity.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). Changes include, but are not limited to, a U.S. federal corporate income tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The Tax Act significantly changed how the United States taxes corporations.

In addition to the impact of the Tax Act on our federal taxes, the Tax Act may impact our taxation in other jurisdictions, including with respect to state income taxes. In addition, in 2017 we accrued $0.1 million of state income tax expense related to the deemed repatriation resulting from the transition tax. Foreign governing bodies may enact changes to their tax laws in reaction to the Tax Act that could result in changes to our global tax position and materially adversely affect our business, results of operations and financial condition.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the consolidated statements of operations data, which we derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2018		2017		2016
	(In thousands, except percentage data)
Revenue	$464,918	100.0%	$370,658	100.0%	$184,604	100.0%
Cost of revenue	372,843	80.2%	279,424	75.4%	146,570	79.4%
Gross profit	92,075	19.8%	91,234	24.6%	38,034	20.6%
Operating expenses:
Research and development	58,794	12.6%	34,683	9.4%	24,438	13.2%
Sales and marketing	52,593	11.3%	34,340	9.2%	18,455	10.0%
General and administrative	28,209	6.1%	15,096	4.1%	8,289	4.5%
Separation expense	27,252	5.9%	1,384	0.4%	—	—%
Total operating expenses	166,848	35.9%	85,503	23.1%	51,182	27.7%
Income (loss) from operations	(74,773)	(16.1)%	5,731	1.5%	(13,148)	(7.1)%
Interest income	1,239	0.3%	—	—%	—	—%
Other income (expense), net	(1,177)	(0.3)%	1,946	0.6%	(512)	(0.3)%
Income (loss) before income taxes	(74,711)	(16.1)%	7,677	2.1%	(13,660)	(7.4)%
Provision for income taxes	772	0.1%	1,128	0.3%	83	—%
Net income (loss)	$(75,483)	(16.2)%	$6,549	1.8%	$(13,743)	(7.4)%

Revenue by Geographic Region

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Americas	$376,805	28.7%	$292,671	97.5%	$148,164
Percentage of revenue	81.0%		79.0%		80.3%
EMEA	$65,462	11.3%	$58,795	114.1%	$27,457
Percentage of revenue	14.1%		15.9%		14.9%
APAC	$22,651	18.0%	$19,192	113.6%	$8,983
Percentage of revenue	4.9%		5.1%		4.8%
Total revenue	$464,918	25.4%	$370,658	100.8%	$184,604

Revenue increased 25.4% across all geographic regions for the year ended December 31, 2018 compared to the prior year. The increase was primarily driven by continued rollout of our Arlo Pro 2 camera, which launched in the fourth quarter of fiscal 2017. Additionally, service revenue increased by $8.7 million, or 30.0%, for the year ended December 31, 2018 compared to the prior year. We experienced a slowdown in end user demand for our cameras in the fourth quarter of 2018 and we anticipate a further slowdown in our revenue growth for the fiscal year ending December 31, 2019 resulting from a slowdown in market demand for connected cameras, increased competition and delays to certain new product introductions. We also anticipate our marketing expenditures that are deemed to be a reduction of revenue will increase in the fiscal year ending December 31, 2019 as we provide discounts on our earlier generation products to stimulate sales of these products.

Revenue increased 100.8% for the year ended December 31, 2017 compared to the prior year. The expansion of our sales channels, the rapid expansion of the consumer network connected camera systems market, the continued sales of our Arlo Pro camera launched in the third quarter of 2016 and the launch of our Arlo Pro 2 camera in the fourth quarter of fiscal 2017 contributed significantly to the revenue increase. Additionally, revenue further benefited from an increase in paid subscription service revenue due to the increase in the number of our registered users.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Cost of revenue	$372,843	33.4%	$279,424	90.6%	$146,570
Gross margin	19.8%		24.6%		20.6%

Cost of revenue increased for the year ended December 31, 2018, due primarily to revenue growth compared to the prior year. Gross margin decreased for the year ended December 31, 2018 compared to the prior year due primarily to higher channel marketing promotion activities deemed to be a reduction of revenue and due to an increase of $10.2 million in inventory reserves for excess and obsolete products as well as excess materials from our original design manufacturers (“ODMs”). The decrease was partially offset by higher revenue and product margin, mainly from the continued rollout of our Arlo Pro 2 camera. During the fourth quarter of 2018, we experienced a decline in our gross margin mainly from increased marketing expenditures that are deemed to be a reduction in revenue and we expect our gross profit in the fiscal year ending December 31, 2019 to be lower due to lower product revenue, increased competition, delays to certain new product introductions and increased marketing expenditures that are deemed to be a reduction in revenue.

Cost of revenue increased for the year ended December 31, 2017, due primarily to revenue growth compared to the prior year. Gross margin increased for the year ended December 31, 2017 compared to the prior year. The improvement in gross margin was achieved by effective product cost reduction and growth in paid subscription service revenue compared to the prior year.

Operating Expenses

The full year of 2017 and 2016, as well as first and second quarter of 2018, are based on carve-out financials and reflect the transactions which are directly attributable to Arlo and certain allocated costs, whereas third quarter and fourth quarter of 2018 are based on standalone financials which represent our actual results for the period as a standalone public company. For the fiscal year ending December 31, 2019, our operating expenses, which will reflect a full year as a standalone public company, are expected to increase compared to historical periods.

Research and Development

The following table presents research and development expense for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Research and development expense	$58,794	69.5%	$34,683	41.9%	$24,438

Research and development expense increased for the year ended December 31, 2018 compared to the prior year due to increases of $11.6 million in personnel-related expenses, $9.2 million in corporate IT and facility overhead, $2.5 million in engineering projects and outside professional services, and $0.4 million in transition services agreement-related expense. The increased expenditures on personnel-related expense, engineering projects and outside professional services were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities. We expect our research and development expense will increase as we continue to invest in and expand our Arlo product and service offerings.

Research and development expense increased for the year ended December 31, 2017 compared to the prior year due to increases of $5.2 million in allocated personnel-related expense, $3.5 million in corporate IT and facility overhead and $1.6 million in engineering projects and outside professional services. The increased expenditures on personnel-related expense, engineering projects and outside professional services were due to continuous investment in strategic focus areas, such as expanding our Arlo product offerings and services and growing our cloud platform capabilities.

Sales and Marketing

The following table presents sales and marketing expense for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Sales and marketing expense	$52,593	53.2%	$34,340	86.1%	$18,455

Sales and marketing expense increased for the year ended December 31, 2018 compared to the prior year, primarily due to an increase in personnel-related expenses of $7.7 million, digital advertising, media and other costs of $7.1 million, IT and facility overhead of $2.3 million, transition services agreement-related expense of $1.6 million, and sales freight out expenses of $0.7 million. The increase was partially offset by a decrease in marketing expenditures of $1.1 million further to the launch of our Arlo Pro 2 camera in fiscal 2017. For the fiscal year ending December 31, 2019, our sales and marketing expense, which will reflect a full year as a standalone public company, is expected to increase compared to historical periods.

Sales and marketing expense increased for the year ended December 31, 2017 compared to the prior year, primarily due to an increase in personnel-related expenditures of $6.8 million, marketing expenditures of $5.4 million, outside professional services of $1.3 million, IT and facility overhead of $1.3 million and sales freight out expense of $1.0 million. The increase in allocated personnel and marketing expenditures resulted from the revenue increase described above. The majority of the costs incurred represented allocations from NETGEAR.

General and Administrative

The following table presents general and administrative expense for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
General and administrative expense	$28,209	86.9%	$15,096	82.1%	$8,289

General and administrative expense increased for the year ended December 31, 2018 compared to the prior year, primarily due to higher personnel-related expenditures of $7.0 million, transition services agreement-related expense of $4.3 million, and higher legal and professional services of $1.8 million. Following the completion of the IPO, NETGEAR has agreed to continue to provide certain of the services on a transitional basis pursuant to the transition services agreement. Refer to Overview for further detail about the transition services agreement. For the fiscal year ending December 31, 2019, our general and administrative expense, which will reflect a full year as a standalone public company, is expected to increase compared to historical periods.

General and administrative expense increased for the year ended December 31, 2017 compared to the prior year, primarily due to higher allocated personnel-related expenditures of $3.5 million, legal and professional services of $1.7 million, and IT and facility overhead of $1.3 million.

Separation Expense

The following table presents separation expense for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Separation expense	$27,252	**	$1,384	**	$—
**Percentage change not meaningful.
Separation expense consists primarily of charges for third-party advisory, consulting, legal and professional services, IT-related expenses, and other items that are incremental and one-time in nature related to our separation from NETGEAR. We had no separation expense in fiscal year 2016. We expect a significant reduction in our separation expense in the fiscal year ending December 31, 2019 as we completed our Separation from NETGEAR on December 31, 2018.

Interest Income and Other Income (Expense), Net
The following table presents other income (expense), net for the periods indicated:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Interest income	1,239	**	—	**	—
Other income (expense), net	(1,177)	**	1,946	**	(512)
**Percentage change not meaningful.

During the year ended December 31, 2018, we earned interest income of $1.2 million from our cash proceeds from the IPO and from our cash equivalents and short-term investments. Other income (expense), net decreased for the year ended December 31, 2018 compared to the prior year, due primarily to higher foreign currency transaction losses, mainly as a result of the U.S. dollar strengthening versus transaction currencies. We entered into a foreign currency hedging program during the third quarter of fiscal 2018, which effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Other income (expense), net increased for the year ended December 31, 2017 compared to the prior year, due primarily to higher foreign currency transaction gains, primarily as a result of the U.S. dollar weakening versus transaction currencies.

Provision for Income Taxes

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, except percentage data)
Provision for income taxes	$772	(31.6)%	$1,128	**	$83
Effective tax rate	(1.0)%		14.7%		(0.6)%
**Percentage change not meaningful.

The decrease in tax expense for the year ended December 31, 2018 compared to the prior year was primarily caused by the deemed repatriation of foreign earnings in 2017 following the 2017 U.S. Tax Act. The negative 1.0% effective tax rate is a result of losses in the U.S. for which the Company is not recognizing a tax benefit due to its full U.S. federal and state valuation allowance.

The increase in tax expense for the year ended December 31, 2017 compared to the prior year primarily resulted from improved earnings in foreign jurisdictions. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act resulted in an increase in U.S. federal and state income tax expense, of which the U.S. federal tax was offset by the utilization of net operating losses and foreign tax credits that were previously subject to a valuation allowance.

Liquidity and Capital Resources

Arlo was historically funded as part of NETGEAR’s treasury program. Cash and cash equivalents were primarily centrally managed through bank accounts legally owned by NETGEAR. Accordingly, prior to the completion of the IPO, cash and cash equivalents held by NETGEAR at the corporate level were not attributable to Arlo. Cash flows related to financing activities primarily reflect changes in Net parent investment. Only cash amounts legally owned by entities dedicated to the Arlo business are reflected in the consolidated balance sheets. Prior to the IPO, transfers of cash, both to and from NETGEAR’s treasury program, are reflected as a component of Net parent investment in financing activities of the consolidated statements of cash flows.

Following the completion of the IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as we became a standalone public company. We are no longer participating in cash management and funding arrangements managed by NETGEAR. Arlo maintained a separate cash management and financing function for our operations. Our primary sources of liquidity are our expected cash flows to be generated from operations, together with approximately $70.0 million in cash contributed by NETGEAR prior to the completion of the IPO, and the net proceeds of $173.4 million raised from our IPO, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. Our total offering cost is $4.6 million, of which $3.2 million was paid by NETGEAR.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of December 31, 2018, we had cash, cash equivalents and short-term investments totaling $201.0 million.

As of December 31, 2018, 22.5% of our cash and cash equivalents were held outside of the U.S. Starting in 2018 as a result of the Tax Act due to the one-time transition tax on un-repatriated earnings, the tax impact is generally immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances.

Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, we may require or desire additional funds to support unanticipated growth in our business, our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financing or from other sources. To preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the Distribution that could limit our ability to pursue certain transactions including equity issuances. We cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash used in operating activities	$(17,686)	$(38,985)	$(33,070)
Net cash used in investing activities	(71,285)	(4,315)	(10,289)
Net cash provided by financing activities	244,287	43,188	43,579
Net cash increase (decrease)	$155,316	$(112)	$220

Operating activities

Net cash used in operating activities decreased by $21.3 million for the year ended December 31, 2018 compared to the prior year, due primarily to the favorable net working capital changes offset by the net loss incurred. Changes in operating activities also reflected the movements of the balances for Statements of Cash Flows purposes since the balances contributed by NETGEAR on or before the initial public offering reflects the contributed balances to us as per the master separation agreement between Arlo and NETGEAR and related documents governing the Contribution.

Our days sales outstanding (“DSO”) increased to 125 days as of December 31, 2018 as compared to 115 days as of December 31, 2017. New to our DSO calculation is the unfavorable impact of the adoption of ASU 2014-09, “Revenue from Contracts with Customers,” as of January 1, 2018. We calculated a 13-day increase in our December 31, 2018 DSO under the new revenue standard compared to the old revenue standard, mainly as a result of changes in the balance sheet presentation of certain reserve balances previously shown net within accounts receivable, which are now presented as liabilities. Refer to Note 3, Revenue Recognition, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the details on adoption impacts. Inventory increased from $83.0 million as of December 31, 2017 to $124.8 million as of December 31, 2018. Ending inventory turns were 3.8 in the three months ended December 31, 2018 down from 4.6 turns in the three months ended December 31, 2017. Our accounts payable increased from $20.7 million as of December 31, 2017 to $82.5 million as of December 31, 2018, primarily as a result of timing of payments.

Investing activities

Net cash used in investing activities increased by $67.0 million for the year ended December 31, 2018 compared to the prior year, primarily due to the purchase of short-term investments of $54.6 million and the increased capital expenditures as we implement certain new systems, including infrastructure and an enterprise resource planning system. In the year ended December 31, 2017, we made a $0.7 million payment in connection with our Placemeter acquisition.

Financing activities

Net cash provided by financing activities was $244.3 million in the year ended December 31, 2018 compared to $43.2 million in the prior year. Cash proceeds from the IPO were $173.4 million, net of the $1.4 million portion of the offering cost paid by Arlo. The total offering cost was $4.6 million, of which $3.2 million was paid by NETGEAR. Net cash provided by financing activities also included a net investment from NETGEAR, of approximately $70.0 million.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2018, we had a backlog of $18.9 million, compared to $15.6 million as of December 31, 2017 and $14.2 million as of December 31, 2016. As we typically fulfill orders received within a relatively short period (e.g., within one week for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments, letter of credit, and purchase obligations as of December 31, 2018:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$16,521	$3,373	$6,219	$4,890	$2,039
Build-to-suit lease	29,339	1,261	5,272	5,593	17,213
Purchase obligations	36,779	36,779	—	—	—
	$82,639	$41,413	$11,491	$10,483	$19,252

Operating leases

We entered into several office lease agreements under non-cancelable operating leases with various expiration dates through October 2028. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space. For the years ended December 31, 2017 and 2016 and six months ended July 1, 2018, rent expense reflected allocations from NETGEAR and may not be indicative of our results. Rent expense was $1.4 million after the Separation through December 31, 2018.

Build-to-Suit Lease

We entered into a 10.5-year lease for our corporate headquarters located in San Jose, California with an expiration date ending in June 2029. During the third quarter of fiscal year 2018, we commenced construction of tenant improvements that are expected to be complete in March 2019. Annual base rent under the terms of the lease is $2.6 million and will increase throughout the lease term.

Letters of Credit

In connection with the build-to-suit lease agreement for the headquarters located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2018, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the build-to-suit lease arrangement.

Purchase obligations

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of December 31, 2018, we had $36.8 million in non-cancelable purchase commitments with suppliers, respectively. We expect to sell all products for which we have committed purchases from suppliers.

Uncertain tax position

As of December 31, 2018, the total gross unrecognized tax benefits and related interest and penalties was immaterial. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. We do not expect to reduce our liabilities for uncertain tax positions in any jurisdiction, where the impact would affect the statement of operations, in the next 12 months. We do not estimate any long-term liability related to a one-time transaction tax that resulted from the passage of the Tax Act.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the regulations of the SEC. The preparation of the consolidated financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements.

Revenue Recognition under ASC 606

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The majority of revenue comes from sales of hardware products to customers (retailers, distributors, and service providers). Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration we expect to be entitled to in exchange for the transferred goods.

We sell subscription paid services to its end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized on a ratable basis over the contract term, beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, we also sell services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection related to current period product revenue. Our standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by us. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, various subscription services, and support. For these contracts, we account for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, we consider a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software in most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services that are included with certain hardware products are considered distinct and therefore the hardware and service are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. Standalone selling price of the hardware is directly observable from add-on camera and base station sales. Standalone selling price of the premium services are directly observable from sales direct to end users while the service is estimated using an adjusted market approach.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. The transaction price allocated to the service is recognized over the specified service period or over the estimated useful life of the hardware, beginning when the customer is expected to activate their account. Useful life of the hardware is determined by industry norms, technical and financial relevance, frequency of new model releases, and user history.

Allowances for Warranty Obligations and Returns due to Stock Rotation

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time we recognize revenue, we record an estimate of future warranty returns to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We record the estimated cost associated with fulfilling the warranty obligation to end-users in cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results, and we may have to record additional revenue reductions or charges to cost of revenue, which could materially impact our financial position and results of operations.

In addition to warranty-related returns, certain distributors and retailers generally have the right to return products for stock rotation purposes. Upon shipment of the product, we reduce revenue by an estimate of potential future stock rotation returns related to the current period product revenue. We analyze historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for stock rotation returns. Our estimated allowances for returns due to stock rotation can vary from actual results, and we may have to record additional revenue reductions, which could materially impact our financial position and results of operations.

Sales Incentives

We accrue for sales incentives as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenue. As a consequence, we record a substantial portion of our channel marketing costs as a reduction of revenue. We record estimated reductions to revenue for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future.

Revenue Recognition under ASC 605

We generally recognize revenue from product sales at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss have transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of our customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, we estimate and defer revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. We assess collectability based on a number of factors, including general economic and market conditions, past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, then we defer revenue until receipt of the payment from the customer.

A large majority of our product offerings consist of multiple elements. Our multiple-element product offerings include hardware with bundled prepaid services, which are considered separate units of accounting. In general, the hardware is delivered up-front, while the bundled prepaid services are delivered over the stated service period, or the estimated useful life. We allocate revenue to the deliverables based upon their relative selling price. We recognize revenue allocated to each unit of accounting when persuasive evidence of an arrangement exists, title and risk of loss have transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of fair value of the deliverable, or when VSOE of fair value is unavailable, our best estimate of selling price (“ESP”), as we have determined that we are unable to establish third-party evidence of selling price for the deliverables. In determining VSOE, we require that a substantial majority of the selling prices for a deliverable sold on a stand-alone basis fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within +/-15% of the median price. We determine ESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The objective of ESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.

We accrue for sales incentives as a marketing expense if we receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. As a consequence, we record a substantial portion of its channel marketing costs as a reduction of revenue. We record estimated reductions to revenues for sales incentives at the later of when the related revenue is recognized or when the program is offered to the customer or end consumer.

Valuation of Inventory

We value our inventory at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments, in comparison to our estimated forecast of product demand for the next nine months to determine what inventory, if any, is not saleable. We base our analysis on the demand forecast but take into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.

Goodwill

Goodwill pertained to the acquisitions of Avaak, Inc. (“Avaak”) and Placemeter, Inc. (“Placemeter”). Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. We perform an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

We test goodwill for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers: macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units and changes in our stock price. If the reporting unit does not pass the qualitative assessment, we estimate its fair value and compare the fair value with the carrying amount of the reporting unit, including goodwill. If the fair value is greater than the carrying amount of the reporting unit, we do not record an impairment.

We also test goodwill for impairment by performing a quantitative assessment, which is used to identify both the existence of impairment and the amount of impairment loss. The quantitative assessment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value is less than the carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We would record any impairment charge within earnings in the consolidated statements of operations.

A quantitative assessment of goodwill was performed on the first day of the fourth quarter of fiscal 2018, October 1, 2018. We identified that we had one reporting unit for the purpose of goodwill impairment testing and the reporting unit is at the same level as the operating segment and reportable segment. We utilized our market capitalization as a proxy for fair value of the business and compared it to the carrying amount as of October 1, 2018. Based on the results of the quantitative assessment, the respective fair value was substantially in excess of the carrying amount by $772 million, or 253%. We updated our quantitative test as of December 31, 2018 at which time the fair value of the business was substantially in excess of the carrying amount by $471 million, or 175%.

A qualitative assessment of goodwill was performed on the first day of the fourth quarter of fiscal 2017 or October 2, 2017. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance the reporting unit. Based on the results of the qualitative assessment, the respective fair value was substantially in excess of the carrying amount. We determined that it was more likely than not that the fair value was greater than its carrying amount and therefore performing the next step of impairment testing was unnecessary.

No goodwill impairment was recognized for the years ended December 31, 2018 and 2017.

We do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment loss on goodwill. However, if the actual result is not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Refer to Note 16, Subsequent Events, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional considerations for goodwill after year end.

Long-Lived Assets Excluding Goodwill

Intangibles, net pertained to the acquisitions of Avaak and Placemeter. We amortize purchased intangibles with finite lives using the straight-line method over the estimated economic useful life, which range from three to five years. We state property and equipment at historical cost, less accumulated depreciation. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Examples of such events or circumstances include: a significant decrease in the market price of the asset, a significant decline in our expected future cash flows, significant changes or planned changes in our use of the assets and a significant adverse change in the business climate. We base our determination of recoverability on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, we recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We review the carrying amount of long-lived assets on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2018 and 2017, there were no events or changes in circumstances that indicated the carrying amount of our finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. We did not record any impairments to intangibles for the years ended December 31, 2018 and 2017. We also reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate. We review the carrying amount of property and equipment assets on a regular basis for the existence of facts, both internal and external, that may suggest impairment. Charges related to the impairment of property and equipment were insignificant for the years ended December 31, 2018 and 2017.

We will continue to evaluate the carrying amount of our long-lived assets, and if we determine in the future that there is a potential further impairment, we may be required to record additional charges to earnings, which could affect our financial results.

Stock-based compensation

We use the fair value method of accounting for our stock options, performance-based stock options (the “PSOs”), and restricted stock units (“RSUs”) granted to employees to measure the cost of employee services received in exchange for the stock-based awards. The fair value of stock options and performance-based stock options is estimated on the grant or offering date using the Black-Scholes option valuation model. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

The Black-Scholes option valuation model requires inputs such as the risk-free interest rate, expected term and expected volatility. These inputs are subjective and generally require significant judgment. Arlo common stock did not have a long history of being publicly traded at grant date, the estimated term of Arlo's options granted was determined under the simplified method, using an average of the contractual term and vesting period of the stock options. The risk-free interest rate of options granted was based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. The estimated volatility assumption was calculated based on a compensation peer group analysis of stock price volatility on the grant date.

The stock-based compensation cost is recognized ratably over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and four years for RSUs. For performance-based stock options, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. As we accumulate additional employee stock-based awards data over time and as we incorporate market data related to our common stock, we may calculate significantly different volatilities and expected lives, which could materially impact the valuation of our stock-based awards and the stock-based compensation expense that we will recognize in future periods.

On the Distribution Date, outstanding equity awards granted to Arlo employees under NETGEAR’s stock-based compensation plans were adjusted into NETGEAR awards and Arlo awards based on the conversion ratio as set forth in the employee matters agreement between Arlo and NETGEAR. We did not recognize any incremental expense in connection with the conversion of NETGEAR’s Stock based awards into Arlo awards. Refer to Note 13, Employee Benefit Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a further discussion on stock-based compensation.

Income Taxes

The operations of our business have been included in the consolidated U.S. federal income tax return and certain foreign income tax returns of NETGEAR. The income tax provisions and related deferred tax assets and liabilities that have been reflected in our historical consolidated financial statements have been estimated as if we were a separate taxpayer. We are subject to taxation in all geographies in which we operate, and as a standalone entity, will file tax returns in each jurisdiction in which we operate. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. As a result of the spin-off of Arlo from NETGEAR on December 31, 2018, all net operating losses, with the exception of acquired net operating losses, and tax credit carryforwards determined under the separate return approach that were utilized by NETGEAR or will be retained by NETGEAR were eliminated on December 31, 2018, with an offsetting reduction to our valuation allowance. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have placed a valuation allowance against U.S. federal and state deferred tax assets since we do not anticipate to realize the benefits of deferred tax assets.

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

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The enacted Tax Act significantly changed how the United States taxes corporations.

Recent Accounting Pronouncements

For a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, refer to Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Emerging Growth Company Status

As an emerging growth company (“EGC”), under the Jumpstart Our Business Startups Act (“JOBS Act”), we are allowed to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2018.

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

As of December 31, 2018, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $0.1 million net income. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2018 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the year ended December 31, 2018 and 2017, 20.9% and 23.7% of revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 22, 2019

We have served as the Company’s auditor since 2018.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$151,290	$108
Short-term investments	49,737	—
Accounts receivable, net	166,045	157,680
Inventories	124,791	82,952
Receivables from NETGEAR, net	12,184	—
Prepaid expenses and other current assets	11,427	3,018
Total current assets	515,474	243,758
Property and equipment, net	49,428	3,883
Intangibles, net	2,823	4,348
Goodwill	15,638	15,638
Restricted cash	4,134	—
Other non-current assets	8,449	2,193
Total assets	$595,946	$269,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,542	$20,711
Deferred revenue	26,678	34,072
Accrued liabilities	172,036	76,097
Income tax payable	734	—
Total current liabilities	281,990	130,880
Non-current deferred revenue	23,313	13,332
Non-current financing lease obligation	19,978	—
Non-current income taxes payable	22	189
Other non-current liabilities	1,141	—
Total liabilities	326,444	144,401
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 74,247,250 as of December 31, 2018 and none as of December 31, 2017	74	—
Additional paid-in capital	315,277	—
Accumulated other comprehensive income (loss)	—	—
Net parent investment	—	125,419
Accumulated deficit	(45,849)	—
Total stockholders’ equity	269,502	125,419
Total liabilities and stockholders’ equity	$595,946	$269,820

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenue	$464,918	$370,658	$184,604
Cost of revenue	372,843	279,424	146,570
Gross profit	92,075	91,234	38,034
Operating expenses:
Research and development	58,794	34,683	24,438
Sales and marketing	52,593	34,340	18,455
General and administrative	28,209	15,096	8,289
Separation expense	27,252	1,384	—
Total operating expenses	166,848	85,503	51,182
Income (loss) from operations	(74,773)	5,731	(13,148)
Interest income	1,239	—	—
Other income (expense), net	(1,177)	1,946	(512)
Income (loss) before income taxes	(74,711)	7,677	(13,660)
Provision for income taxes	772	1,128	83
Net income (loss)	$(75,483)	$6,549	$(13,743)
Net income (loss) per share:
Basic	$(1.12)	$0.11	$(0.22)
Diluted	$(1.12)	$0.11	$(0.22)
Weighted average shares used to compute net income (loss) per share:
Basic	67,231	62,250	62,250
Diluted	67,231	62,250	62,250

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss)	$(75,483)	$6,549	$(13,743)
Other comprehensive income (loss), before and after tax:
Unrealized gain on derivative instruments	2	—	—
Unrealized loss on available-for-sale securities	(2)	—	—
Comprehensive income (loss)	$(75,483)	$6,549	$(13,743)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2015	—	$—	$—	$41,533	$—	$—	$41,533
Net loss	—	—	—	(13,743)	—	—	(13,743)
Net transfer from Parent	—	—	—	43,864	—	—	43,864
Stock-based compensation expense funded by Parent	—	—	—	1,520	—	—	1,520
Balance as of December 31, 2016	—	$—	$—	$73,174	$—	$—	$73,174
Net income	—	—	—	6,549	—	—	6,549
Net transfer from Parent	—	—	—	43,245	—	—	43,245
Stock-based compensation expense funded by Parent	—	—	—	2,451	—	—	2,451
Balance as of December 31, 2017	—	$—	$—	$125,419	$—	$—	$125,419
Cumulative impact from adoption of ASC 606, net of tax	—	—	—	(3,061)	—	—	(3,061)
Net loss, prior to the completion of the Contribution	—	—	—	(29,634)	—	—	(29,634)
Net loss, after the completion of the Contribution	—	—	—	—	—	(45,849)	(45,849)
Issuance of common stock from initial public offering	11,747	12	174,725		—	—	174,737
Initial public offering costs paid by the Company			(1,404)				(1,404)
Initial public offering costs paid by Parent			(3,148)				(3,148)
Net transfer from Parent	—	—	—	43,549	—	—	43,549
Conversion of Net parent investment into common stock	62,500	62	139,030	(139,030)	—	—	62
Stock-based compensation expense funded by Parent	—	—	—	2,757	—	—	2,757
Stock-based compensation expense post-initial public offering	—	—	6,074	—	—	—	6,074
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(2)	—	(2)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	2	—	2
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$—	$(45,849)	$269,502

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(75,483)	$6,549	$(13,743)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,307	3,740	2,128
Stock-based compensation	8,831	2,451	1,520
Deferred income taxes	(1,108)	(388)	(665)
Premium amortization/discount accretion on investments, net	(120)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(118,651)	(75,838)	(46,338)
Receivables from NETGEAR, net	(10,274)	—	—
Inventories	(42,322)	(35,235)	(22,095)
Prepaid expenses and other assets	(6,318)	62	(2,526)
Accounts payable	87,307	(350)	11,509
Deferred revenue	11,253	24,011	14,176
Accrued liabilities	123,214	35,990	22,859
Income taxes payable	678	23	105
Net cash used in operating activities	(17,686)	(38,985)	(33,070)
Cash flows from investing activities:
Purchases of property and equipment	(21,666)	(3,578)	(1,482)
Purchases of short-term investments	(54,619)	—	—
Proceeds from maturities of short-term investments	5,000	—	—
Payments made in connection with business acquisition, net of cash acquired	—	(737)	(8,807)
Net cash used in investing activities	(71,285)	(4,315)	(10,289)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	173,395	—	—
Net investment from parent	70,892	43,188	43,579
Net cash provided by financing activities	244,287	43,188	43,579
Net increase (decrease) in cash and cash equivalents and restricted cash	155,316	(112)	220
Cash and cash equivalents and restricted cash, at beginning of period	108	220	—
Cash and cash equivalents and restricted cash, at end of period	$155,424	$108	$220

Non-cash investing and financing activities:
Purchases and transfers of property and equipment	$16,003	$81	$500
Estimated fair value of a facility under build-to-suit lease including tenant improvements	$28,357	$—	$—
Supplemental cash flow information:
Cash paid for income taxes	$89	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
The Company

Arlo Technologies, Inc. (“Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Its cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides users visibility, insight and a powerful means to help protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. The Company conducts business across three geographic regions-Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”)-and primarily generates revenue by selling devices through retail channels, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases.

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

On August 2, 2018, NETGEAR and Arlo announced the pricing of the IPO of 10,215,000 shares of Arlo’s common stock at a price to the public of $16.00 per share. On August 3, 2018, Arlo’s shares began trading on the New York Stock Exchange under the ticker symbol “ARLO.” On August 7, 2018, the Company completed its IPO of 11,747,250 shares of common stock (including 1,532,250 shares of common stock pursuant to the underwriters’ option to purchase additional shares, which was exercised in full on August 3, 2018), at $16.00 per share, before underwriting discounts and commissions and estimated offering costs. Cash proceeds from the IPO were $173.4 million, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. The total offering cost was $4.6 million, of which $3.2 million was paid by NETGEAR.

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

•On August 2, 2018, the Company issued 62,499,000 shares of its common stock to the Company’s sole stockholder of record, NETGEAR (after which NETGEAR held 62,500,000 shares of common stock of the Company, which represented all of the then issued and outstanding common stock of the Company). This issuance is reflected in the share and per share amounts for the years ended December 31, 2017 and 2016, respectively.

•On August 1, 2018, the Company reserved 9,000,000 shares of the Company’s common stock for issuance under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) and the Company’s 2018 Employee Stock Purchase Plan (the “2018 ESPP”). On December 31, 2018, in connection with the Distribution, which is defined below, the Company also reserved a number of shares sufficient to cover the number of Arlo awards to be issued in respect of NETGEAR’s equity awards.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On November 29, 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR, representing approximately 84.2% of the outstanding shares of Arlo common stock.

The Distribution was made on December 31, 2018 (the “Distribution Date”) to all NETGEAR stockholders of record as of the close of business on December 17, 2018 (the “Record Date”). In the Distribution, each NETGEAR stockholder of record on the Record Date received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held on the Record Date, subject to cash in lieu of fractional shares. The Distribution was intended to qualify as generally tax free to NETGEAR stockholders for U.S. federal income tax purposes.

On December 31, 2018, in connection with the Distribution, per the terms of the employee matters agreement between Arlo and NETGEAR, certain outstanding awards granted to Arlo employees and NETGEAR employees under NETGEAR’s equity incentive plans were adjusted into Arlo awards under Arlo’s equity incentive plans. Refer to Note 13. Employee Benefit Plans, for details of the adjustment.

Basis of Presentation

The combined financial statements of Arlo that cover periods ending or as of dates prior to the completion of the IPO have been derived and carved out from the consolidated financial statements and accounting records of NETGEAR as if Arlo had operated on a standalone basis within the periods presented. In connection with the Separation and IPO, certain assets and liabilities presented have been transferred to Arlo at carry-over (historical cost) basis. Balances contributed by NETGEAR on or before the completion of the IPO were based on the master separation agreement between the Company and NETGEAR and related documents governing the Contribution. NETGEAR’s initial net assets contributed were approximately $80.9 million excluding the Accounts receivable of $111.1 million and Accounts payable of $25.5 million balances as of July 1, 2018. In addition, NETGEAR contributed approximately $70.0 million in cash in the period leading up to the separation. The net adjustment to the Company’s historical records was reflected as a net investment from parent. Following the completion of the IPO, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

The Company has evaluated all subsequent events through the date the financial statements were issued.

Cash Management

Arlo was historically funded as part of NETGEAR’s treasury program. Cash and cash equivalents were primarily centrally managed through bank accounts legally owned by NETGEAR. Accordingly, prior to the completion of the IPO, cash and cash equivalents held by NETGEAR at the corporate level were not attributable to Arlo for the periods presented. Only cash amounts legally owned by entities dedicated to the Arlo business are reflected in the consolidated balance sheets. Following the completion of IPO, the Company has maintained a separate cash management and financing function for its operation. Transfers of cash, both to and from NETGEAR’s treasury program, are reflected as a component of Net parent investment in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Parent Investment

As the functional departments that make up Arlo were not historically held by a single legal entity, total Net parent investment is shown in lieu of equity in the consolidated financial statements. Balances between Arlo and NETGEAR that were not historically cash settled are included in Net parent investment as of the completion of the IPO on August 7, 2018. Balances between Arlo and NETGEAR that were historically cash settled are included in Prepaid expenses and other current assets and Accrued liabilities on the consolidated balance sheets. Net parent investment represents NETGEAR’s interest in the recorded assets of Arlo and represents the cumulative investment by NETGEAR in Arlo through the dates presented, inclusive of operating results.

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

The combined statements of operations of the Company as presented reflect the directly attributable transactional information specific to Arlo and certain additional allocated costs through July 1, 2018. The allocated costs for corporate functions included, but were not limited to, allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. Following July 1, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated. Transactions between the Company and NETGEAR are included in these consolidated financial statements for all periods presented.

The amount of these allocations from NETGEAR reflected within operating expenses in the consolidated statements of operations was $30.6 million from January 1, 2018 to July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. For the year ended December 31, 2017, allocations amounted to $40.0 million, which included $11.8 million for research and development, $13.1 million for sales and marketing, and $15.1 million for general and administrative expense. For the year ended December 31, 2016, allocations amounted to $20.6 million, which included $5.9 million for research and development, $6.4 million for sales and marketing and $8.3 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the consolidated financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by, Arlo during the periods presented. Nevertheless, the consolidated financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo’s results of operations, financial position, and cash flows had Arlo been a standalone company during the periods presented.

Income Taxes

During the periods presented in the consolidated financial statements, the operations of Arlo are included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by NETGEAR, where applicable. Income tax expense and other income tax related information contained in the consolidated financial statements are presented on a separate return basis as if Arlo had filed its own tax returns. The income taxes of Arlo as presented in the consolidated

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

financial statements may not be indicative of the income tax liabilities as of December 31, 2018 that Arlo will incur in the future. Additionally, certain tax attributes such as net operating losses or credit carryforwards have historically been presented on a separate return basis. As a result of the spin-off of Arlo from NETGEAR on December 31, 2018, all net operating losses, with the exception of acquired net operating losses, and tax credit carryforwards determined under the separate return approach that were utilized by NETGEAR or will be retained by NETGEAR were eliminated on December 31, 2018, with an offsetting reduction to our valuation allowance.

In jurisdictions where Arlo has been included in the tax returns filed by NETGEAR, any income tax receivables resulting from the related income tax provisions have been reflected in Net parent investment on the consolidated balance sheets. Further, the consolidated financial statements may not be indicative of Arlo’s liability for income taxes under the tax matters agreement entered into with NETGEAR in connection with the IPO, under which, for taxable periods (or portions thereof) beginning after July 2, 2018, Arlo is responsible for and has agreed to indemnify NETGEAR for (i) all income taxes imposed with respect to any consolidated, combined, or unitary tax return of NETGEAR or any of its subsidiaries that includes Arlo or any of its subsidiaries to the extent such taxes are attributable to Arlo or any of its subsidiaries, as determined under the tax matters agreement and (ii) all taxes imposed with respect to any of Arlo’s subsidiaries’ consolidated, combined, unitary, or separate tax returns.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The actual results that the Company experiences may differ materially from management’s estimates and assumptions.

Note 2.	Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with the Company’s lease agreement for its headquarters in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table totals cash and cash equivalents and restricted cash as reported on the consolidated balance sheet as of December 31, 2018 and 2017, and the sum is presented on the consolidated statements of cash flows:

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$151,290	$108
Restricted cash	4,134	—
Total as presented on the consolidated statements of cash flows	$155,424	$108

Short-term investments

Short-term investments are comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in the Company’s name with a high quality financial institution, which acts as the Company’s custodian and investment manager. These marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, restricted cash, short-term investments, accounts receivable, receivables from NETGEAR, net, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Derivative financial instruments

The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. During the third quarter of fiscal year 2018, the Company entered into foreign currency forward contracts in Australian dollars, British pounds, euros, and Canadian dollars to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and certain assets and liabilities. The company does not use derivative financial instruments for speculative purposes.

Foreign currency forward contracts generally mature within six months of inception. Under its foreign currency risk management strategy, the Company utilizes derivative instruments to reduce the impact of currency exchange rate movements on the Company’s operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not defined as hedges in the authoritative guidance for derivatives and hedging must be adjusted to fair value through earnings.

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. Deferred gains and losses in AOCI with such derivative instruments are reclassified immediately into earnings through Other income (expense), net. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of principally investments, derivative financial instruments, and accounts receivable. The Company believes that there is minimal credit risk associated with the investment of its cash and cash equivalents, restricted cash, and short-term investments, due to the restrictions placed on the type of investment that can be entered into under the Company’s investment policy. The Company’s short-term investments consist of investment-grade securities, and the Company’s cash and investments are held and managed by high credit quality financial institutions.

The Company is exposed to credit loss in the event of nonperformance by counterparties to the foreign currency forward contracts used to mitigate the effect of foreign currency exchange rate changes. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any counterparty. The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. In addition, the derivative contracts typically mature in less than six months and the Company continuously evaluates the credit standing of its counterparty financial institutions. The counterparties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk. The Company believes the counterparties for its outstanding contracts are large, financially sound institutions and thus, the Company does not anticipate nonperformance by these counterparties.

The Company’s customers are primarily retailers and wholesale distributors who sell or distribute the products to a large group of end-users. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay. The Company does not require collateral from its customers. Historically, a substantial portion of the Company’s revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2018, two customers accounted for 36.4% and 18.0% of the Company’s total accounts receivable, net, respectively. As of December 31, 2017, two customers accounted for 45.6% and 11.3% of the Company’s total accounts receivable, net, respectively. No other customer accounted for 10% or greater of the Company’s total accounts receivable, net.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is reviewed periodically and adjusted if necessary based on the Company’s assessments of its customers’ ability to pay. If the financial condition of the Company’s customers should deteriorate or if actual defaults are higher than the Company’s historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The Company writes down its inventories based on estimated excess and obsolete inventories determined primarily based on demand forecasts, but takes into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category:	Range of Useful Lives
Computer equipment	2 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	2-3 years
Leasehold improvements	Shorter of remaining lease term or 5 years

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. There was no impairment loss of property and equipment for the years ended December 31, 2018 and charges related to the impairment of property and equipment were insignificant in 2017.

Goodwill

Goodwill pertained to the acquisitions of Avaak, Inc. (“Avaak”) and Placemeter, Inc. (“Placemeter”). Goodwill represents the purchase price over estimated fair value of net assets of businesses acquired in a business combination. The Company performs an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include a significant decline in the Company’s expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company’s stock price. If the reporting unit does not pass the qualitative assessment, the Company estimates its fair value and compares the fair value with the carrying amount of its reporting unit, including goodwill. If the fair value is greater than the carrying amount of its reporting unit, no impairment is recorded.

Goodwill is also tested for impairment by performing a quantitative assessment, which is used to identify both the existence of impairment and the amount of impairment loss. The quantitative assessment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value is less than the carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge, if any would be recorded to earnings in the consolidated statements of operations.

A quantitative assessment of goodwill was performed on the first day of the fourth quarter of fiscal 2018, or October 1, 2018. The Company identified that it has one reporting unit for the purpose of goodwill impairment testing and the reporting unit is at the same level as its operating segment and reportable segment. The Company utilized its market capitalization as a proxy for fair value of the business and compared it to the carrying amount as of October 1, 2018. Based on the results of the quantitative assessment, the respective fair value was substantially in excess of the carrying amount by

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$772 million, or 253%. The Company updated its quantitative test as of December 31, 2018 at which time the fair value of the business was substantially in excess of the carrying amount by $471 million, or 175%.

A qualitative assessment of goodwill was performed on the first day of the fourth quarter of fiscal 2017 or October 2, 2017. The Company assessed economic conditions and industry and market considerations, in addition to the overall financial performance of the Company. Based on the results of the qualitative assessment, the respective fair value was substantially in excess of the carrying amount. The Company determined that it was more likely than not that the fair value was greater than its carrying amount and therefore performing the next step of impairment testing was unnecessary.

No goodwill impairment was recognized for the years ended December 31, 2018 and 2017.

The Company does not believe it is likely that there will be a material change in the estimates or assumptions the Company uses to test for impairment loss on goodwill. However, if the actual result is not consistent with the Company’s estimates or assumptions, the Company may be exposed to an impairment charge that could be material. Refer to Note 16, Subsequent Events, for additional considerations for goodwill after year end.

Intangibles, net

Intangibles, net pertained to the acquisitions of Avaak and Placemeter. Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic useful life, which range from three to five years. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Examples of such events or circumstances include: a significant decrease in the market price of the asset, a significant decline in the Company’s expected future cash flows, significant changes or planned changes in its use of the assets, and a significant adverse change in the business climate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying amount of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the years ended December 31, 2018 and 2017, there were no events or changes in circumstances that indicated the carrying amount of the Company’s finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, the Company did not perform an impairment test and did not record any impairments to intangibles for the years ended December 31, 2018 and 2017.

Revenue recognition under ASC 606

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Contracts with multiple performance obligations

Some of the Company’s contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, various subscription services, and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be considered distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software in most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services that are included with certain hardware products are considered distinct and therefore the hardware and service are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. Standalone selling price of the hardware is directly observable from add-on camera and base station sales. Standalone selling price of the premium services are directly observable from sales direct to end users while the service is estimated using an adjusted market approach.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. The transaction price allocated to the service is recognized over the specified service period or over the estimated useful life of the hardware, beginning when the customer is expected to activate their account. Useful life of the hardware is determined by industry norms, technical and financial relevance, frequency of new model releases, and user history.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sales incentives

The Company accrues for sales incentives as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. As a consequence, the Company records a substantial portion of its channel marketing costs as a reduction of revenue.

The Company records estimated reductions to revenue for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future.

Shipping and handling costs

The Company includes shipping and handling fees billed to customers in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in Sales and marketing expenses. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $3.7 million, $2.8 million and $1.5 million for the year ended December 31, 2018, 2017 and 2016, respectively.
Contract costs
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2018, deferred commissions were not significant.
Contract balances
The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer. Refer to Note 3, Revenue Recognition, for detailed disclosures regarding changes in contract balances for the year ended December 31, 2018.

Revenue recognition under ASC 605

Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. Currently, for some of the Company’s customers, title passes to the customer upon delivery to the port or country of destination, upon their receipt of the product, or upon the customer’s resale of the product. At the end of each fiscal quarter, the Company estimates and defers revenue related to product where title has not transferred. The revenue continues to be deferred until such time that title passes to the customer. The Company assesses collectability based on a number of factors, including general economic and market conditions, past

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transaction history with the customer, and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then revenue is deferred until receipt of the payment from the customer.

A large majority of the Company’s product offerings consist of multiple elements. The Company’s multiple-element product offerings include hardware with services, which are considered separate units of accounting. In general, the hardware is delivered up front, while the services are delivered over the stated service period, or the estimated useful life. The services are delivered over the service period whether included in a multiple-element offering or not. The Company allocates revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured.

When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of fair value of the deliverable, or when VSOE of fair value is unavailable, its best estimate of selling price (“ESP”), as the Company has determined it is unable to establish third-party evidence of selling price for the deliverables. In determining VSOE, the Company requires that a substantial majority of the selling prices for a deliverable sold on a stand-alone basis fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical stand-alone transactions falling within +/-15% of the median price. The Company determines ESP for a deliverable by considering multiple factors, including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The objective of ESP is to determine the price at which the Company would transact a sale if the deliverable were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.

Certain distributors and retailers generally have the right to return product for stock rotation purposes. Upon shipment of the product, the Company reduces revenue for an estimate of potential future product warranty and stock rotation returns related to the current period product revenue. Management analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for the Company’s products when evaluating the adequacy of the allowance for sales returns, namely warranty and stock rotation returns. Revenue on shipments is also reduced for estimated price protection and sales incentives deemed to be contra-revenue under the authoritative guidance for revenue recognition.

The Company accrues for sales incentives as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. As a consequence, the Company records a substantial portion of its channel marketing costs as a reduction of revenue. The Company records estimated reductions to revenues for sales incentives at the later of when the related revenue is recognized or when the program is offered to the customer or end consumer.

Research and development

Costs incurred in the research and development of new products are expensed as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $10.8 million, $10.8 million and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

options and the shares offered under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to RSUs is based on the closing fair market value of NETGEAR’s common stock on the date of grant.

Equity awards granted by the Company under its own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, and restricted stock units (“RSUs”). The Company uses the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. The fair value of stock options and PSOs are estimated on the grant or offering date using the Black-Scholes option pricing model. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock.

The stock-based compensation cost is recognized ratably over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and four years for RSUs. For PSOs, stock-based compensation expense of individual performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

On the Distribution Date, outstanding equity awards granted to Arlo employees under NETGEAR’s stock-based compensation plans were adjusted into NETGEAR awards and Arlo awards based on the conversion ratio as set forth in the employee matters agreement between Arlo and NETGEAR. The Company did not recognize any incremental expense in connection with the conversion of NETGEAR’s Stock based awards into Arlo awards. Refer to Note 13, Employee Benefit Plans, for a further discussion on stock-based compensation.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options and vesting of restricted stock awards, which are reflected in diluted net income (loss) per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its CEO as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive income (loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that the Company excluded from net income (loss), including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding at the end of the year.

Foreign currency translation and re-measurement

The Company’s functional currency is the U.S. dollar. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets and liabilities, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in Other income (expense), net on the consolidated statements of operations.

Income taxes

The Company has adopted the separate return approach for the purpose of the Arlo financial statements, including the income tax provisions and the related deferred tax assets and liabilities. The historic operations of the Arlo business reflect a separate return approach for each jurisdiction in which Arlo had a presence and NETGEAR filed a tax return.
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. As a result of the spin-off of Arlo from NETGEAR on December 31, 2018, all net operating losses, with the exception of acquired net operating losses, and tax credit carryforwards determined under the separate return approach that were utilized by NETGEAR or will be retained by NETGEAR were eliminated on December 31, 2018, with an offsetting reduction to our valuation allowance. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records valuation allowances to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. Its assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. The Company has placed a valuation allowance against U.S. federal and state deferred tax assets since the Company does not anticipate to realize the benefits of deferred tax assets.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands internationally, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items which may differ from that of NETGEAR. The Company’s policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on its financial condition and operating results. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. As a result of the spin-off of Arlo from NETGEAR on December 31, 2018, all uncertain tax positions that remain the responsibility of NETGEAR as a result of the Tax Sharing Agreement have been eliminated from our December 31, 2018 balance sheet, with a corresponding increase to equity.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. The recently enacted Tax Act significantly changed how the United States taxes corporations.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain risks and uncertainties

The Company’s products are concentrated in the connected lifestyle solution industries, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management’s ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products and services could materially adversely affect the Company’s business, results of operations and financial condition.

The Company relies on a limited number of third parties to manufacture all of its products. If any of the Company’s third-party manufacturers cannot or will not manufacture its products in required volumes, on a cost-effective basis, in a timely manner or at all, the Company will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could materially adversely affect the Company’s business, results of operations and financial condition.

Recent accounting pronouncements

Emerging Growth Company Status

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless the Company otherwise irrevocably elects not to avail itself of this exemption. The Company did not make such an irrevocable election and has not delayed the adoption of any applicable accounting standards.

Accounting Pronouncements Recently Adopted

ASU 2014-09

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”). The revenue recognition requirements in Accounting Standards Codification Topic 605 (“ASC 605”), Revenue Recognition, is superseded by ASC 606. ASC 606 requires the recognition of revenue when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance should be applied either retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application (modified retrospective method). The guidance is required to be adopted in the first fiscal quarter of 2019 and early adoption is permitted. On January 1, 2018, the Company adopted ASC 606 and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. Refer to Note 3, Revenue Recognition, for further details.

ASU 2016-01

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities" (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This guidance clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted the guidance effectively October 1, 2018, the beginning of its fourth fiscal quarter of 2018. The adoption did not have material impact on the Company’s consolidated financial position or cash flows.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2016-16

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory” (Topic 740), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This removes the exception to postpone recognition until the asset has been sold to an outside party. ASU 2016-16 is required to be adopted in the first fiscal quarter of 2019 with early adoption permitted. The Company elected to adopt the new standard on January 1, 2018 (when it became effective for public companies that are not emerging growth companies). The adoption did not have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU 2016-18

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” (Topic 230), which requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, the statement of cash flows now presents restricted cash and restricted cash equivalents as a part of the beginning and ending balances of cash and cash equivalents. ASU 2016-18 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. The Company early adopted the new guidance effectively October 1, 2018, the beginning of its fourth fiscal quarter of 2018. The adoption did not have material impact on the Company’s consolidated financial position or cash flows.

ASU 2017-12

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (Topic 815), which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance also makes certain targeted improvements to simplify the application of hedge accounting guidance, ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness and ease the reporting on hedge ineffectiveness. ASU 2017-12 is effective for the Company in the first fiscal quarter of 2019 and early adoption is permitted. In the third quarter of fiscal 2018, the Company established a hedge program to hedge foreign currency exchange rate risks. The Company early adopted the new guidance effectively July 2, 2018, the beginning of its third fiscal quarter of 2018. The adoption did not have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU 2018-15

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). ASU 2018-15 is effective for the Company beginning in the first fiscal quarter of 2022 and early adoption is permitted. The Company early adopted the new guidance effectively October 1, 2018, the beginning of its fourth fiscal quarter of 2018. The adoption did not have material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Accounting Pronouncements Not Yet Effective

ASU 2016-02

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a right-of-use (“ROU”) asset, representing its right to use the underlying asset for the lease term, and a

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s assessment of the impact of the adoption of ASU 2016-02, based on its lease portfolio as of December 31, 2018, indicates that it will recognize ROU assets in the range of $12 million to $16 million and lease liabilities in the range of $13 million to $17 million as of January 1, 2019, excluding the build-to-suit lease arrangement under its San Jose corporate headquarters. The build-to-suit lease arrangement for the Company’s San Jose corporate headquarters was in progress as of January 1, 2019 and reevaluated to determine whether the Company continued to be the accounting owner. The Company concluded that it did not have control over the underlying asset and de-recognized it upon the adoption of ASU 2016-02. Once the construction is complete, and the lease has commenced, the Company will classify the lease in accordance with the classification guidance in ASU 2016-02 and reflect ROU assets of approximately $18.4 million and lease liabilities of approximately $18.4 million upon completion of construction of leasehold improvements. The cumulative net impact of de-recognizing the build-to-suit assets and liabilities upon adoption of ASU 2016-02 will amount to $0.3 million to be adjusted to the beginning retained earnings. The Company does not expect material impacts on its consolidated statements of operations and statements of cash flows. The Company has adequately prepared for the adoption process, including adding policies, procedures and controls, implementing lease accounting software, and evaluating necessary disclosures to comply with the standards requirements as of December 31, 2018.

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

Adoption of ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606)

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (“ASC 605”). The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to Net parent investment effective January 1, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated balance sheet for the fiscal year beginning January 1, 2018 as an adjustment to the opening balances:

	As of	Adjustments	As of
	December 31, 2017		January 1, 2018
	(In thousands)
Assets:
Accounts receivable, net	$157,680	$827	$158,507
Inventories	$82,952	$(377)	$82,575
Other non-current assets	$2,193	$244	$2,437
Liabilities:
Accounts payable	$20,711	$(48)	$20,663
Deferred revenue	$34,072	$(9,326)	$24,746
Accrued liabilities	$76,097	$13,370	$89,467
Non-current deferred revenue	$13,332	$(241)	$13,091
Equity:
Net parent investment	$125,419	$(3,061)	$122,358

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated balance sheet as of December 31, 2018:

	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Assets
Accounts receivable, net	$166,045	$(16,123)	$149,922
Inventories	$124,791	$115	$124,906
Other non-current assets	$8,449	$—	$8,449
Liabilities:
Accounts payable	$82,542	$(227)	$82,315
Deferred revenue	$26,678	$976	$27,654
Accrued liabilities	$172,036	$(29,627)	$142,409
Non-current deferred revenue	$23,313	$3,176	$26,489
Stockholders’ Equity:
Accumulated deficit	$(45,849)	$9,694	$(36,155)

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated statement of operations for the year ended December 31, 2018:

	As reported	Adjustments	Balance without adoption of ASC 606
	(In thousands)
Revenue	$464,918	$6,958	$471,876
Cost of revenue	$372,843	$262	$373,105
Gross profit	$92,075	$6,696	$98,771
Provision for income taxes	$772	$63	$835
Net loss	$(75,483)	$6,633	$(68,850)

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$47,024	$15,412	$8,323	$70,759
The majority of the performance obligation over one year pertains to revenue deferral from prepaid services offering.
Contract Balances

The following table reflects the changes in contract balances for the year ended December 31, 2018:

	Balance Sheet Location	December 31, 2018	January 1, 2018(1)	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$166,045	$158,507	$7,538	4.8%
Contract liabilities - current	Deferred revenue	$26,678	$24,746	$1,932	7.8%
Contract liabilities - non-current	Non-current deferred revenue	$23,313	$13,091	$10,222	78.1%
_________________________

(1)	Includes the adjustments made to those contracts which were not completed at the date of ASC 606 adoption using the modified retrospective method.

For the year ended December 31, 2018, contract liabilities increased primarily as a result of increased sales of products with multiple performance obligations, where cash payments are received or due in advance of satisfying the service-related performance obligations.

For the year ended December 31, 2018, $50.9 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $38.8 million of revenue was recognized for the satisfaction of performance obligations over time. $24.7 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 14, Segment and Geographic Information, for revenue by geography.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The unaudited pro forma financial information is as follows (in thousands):

Year Ended December 31, 2016
Revenue	$184,744
Net loss	(18,258)

Note 5.	Balance Sheet Components

Available-for-sale short-term investments

	As of December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$49,739	$2	$(4)	$49,737

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

Accounts receivable, net

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Gross accounts receivable	$166,172	$164,157
Allowance for doubtful accounts	(127)	(207)
Allowance for sales returns (1)	—	(5,868)
Allowance for price protection (1)	—	(402)
Total allowances	(127)	(6,477)
Total accounts receivable, net	$166,045	$157,680
_________________________
(1) Upon adoption of ASC 606, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. Refer to Note 3. Revenue Recognition, for additional information on the adoption impact.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

The consolidated balance sheets include the property and equipment specifically identifiable to Arlo’s business and acquired by Arlo. The components of property and equipment are as follows:

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Machinery and equipment	$11,415	$6,067
Software	10,624	180
Computer equipment	4,342	50
Leasehold improvements	3,007	530
Furniture and fixtures	2,698	443
Construction in progress (1)	28,357	—
Total property and equipment, gross	60,443	7,270
Accumulated depreciation	(11,015)	(3,387)
Total property and equipment, net	$49,428	$3,883
_________________________

(1)
The Company has a build-to-suit lease arrangement for its headquarters lease in San Jose, California. Refer to Note 12, Commitments and Contingencies, for details of this lease. The construction is expected to be completed in March 2019.

Depreciation expense pertaining to property and equipment was $3.8 million, $1.8 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the fiscal 2018, prior to the completion of the IPO, allocated depreciation expense from NETGEAR was $1.2 million. Allocated depreciation expense from NETGEAR was $2.0 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively. The consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR for the periods presented prior to the completion of the IPO. Refer to Note 1, The Company and Basis of Presentation, for detailed disclosures regarding the methodology used for corporate expense allocation.

Intangibles, net

	As of December 31, 2018			As of December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(7,165)	$2,635	$9,800	$(5,790)	$4,010
Trademarks and trade names	1,400	(1,400)	—	1,400	(1,400)	—
Other	800	(612)	188	800	(462)	338
Total intangibles, net	$12,000	$(9,177)	$2,823	$12,000	$(7,652)	$4,348

As of December 31, 2018 and 2017, the remaining weighted-average estimated useful life of intangibles was two years and three years, respectively. Amortization of intangibles was $1.5 million, $1.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. No impairment charges were recorded for all periods presented.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2019	$1,517
2020	1,306
Total estimated amortization expense	$2,823

Goodwill

In the year ended December 31, 2016, the Company acquired Placemeter. Refer to Note 4, Business Acquisition, for detailed disclosures. There was no change in the carrying amount of goodwill during the years ended December 31, 2018 and 2017. The goodwill as of December 31, 2018, 2017 and 2016 was as follows (in thousands):

As of December 31, 2016	$15,638
As of December 31, 2017	$15,638
As of December 31, 2018	$15,638

Refer to Note 16, Subsequent Events, for additional considerations for goodwill after year end.

Other non-current assets

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Non-current deferred income taxes	$1,108	$865
Deposits	4,084	—
Other	3,257	1,328
Total other non-current assets	$8,449	$2,193

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued liabilities

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Sales and marketing	$75,863	31,613
Sales returns	49,247	—
Warranty obligation	3,712	31,756
Accrued employee compensation	11,897	3,184
Freight	3,913	3,862
Current financing lease obligation	1,632	—
Other	25,772	5,682
Total accrued liabilities	$172,036	$76,097

Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

The Company has a build-to-suit lease arrangement for its headquarters lease in San Jose, California. $20.0 million was included in Non-current financing lease obligation and $1.6 million in Current financing lease obligation on the Company’s consolidated financial statements as of December 31, 2018. Refer to Note 12, Commitments and Contingencies, for details of this lease. The construction is expected to be completed in March 2019.

Note 6.	Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$438	$438	$—
Available-for-sale securities: U.S. treasuries (1)	49,737	49,737	—
Foreign currency forward contracts (2)	322	—	322
Total assets measured at fair value	$50,497	$50,175	$322
Liabilities:
Foreign currency forward contracts (3)	$71	$—	$71
Total liabilities measured at fair value	$71	$—	$71
_________________________

(1)	Included in Short-term investments on the Company’s consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s consolidated balance sheets.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of December 31, 2018, the Company has no Level 3 fair value assets or liabilities.

Note 7.	Derivative Financial Instruments

During the third quarter of fiscal year 2018, the Company entered into foreign currency forward contracts in Australian dollars, British pounds, euros, and Canadian dollar to manage the exposures to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities.

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2018 are summarized as follows:

Derivative Assets	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018
		(In thousands)		(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$293	Other accrued liabilities	$46
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	29	Other accrued liabilities	25
Total		$322		$71

Refer to Note 6, Fair Value Measurements, for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Gross amounts offsetting of derivative instruments

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets and liabilities as of December 31, 2018:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$100	$—	$100	$—	$—	$100
Wells Fargo Bank	222	—	222	(68)	—	154
Total	$322	$—	$322	$(68)	$—	$254

As of December 31, 2018				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$3	$—	$3	$—	$—	$3
Wells Fargo Bank	68	—	68	(68)	—	—
Total	$71	$—	$71	$(68)	$—	$3

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company entered into eight forward contracts per quarter with an average size of $3.0 million USD equivalent related to its cash flow hedging program. The effects of the Company’s cash flow hedges on the consolidated statements of operations for the year ended December 31, 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2018	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$464,918	$372,843	$58,794	$52,593	$28,209
Gains (losses) on cash flow hedge	$315	$—	$(2)	$(28)	$(11)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the consolidated statements of operations, refer to Note 8, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the year ended December 31, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about five non-designated derivative per quarter with an average size of $3.5 million USD equivalent. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the consolidated statements of operations for the year ended December 31, 2018 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	December 31, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$589

Note 8.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the year ended December 31, 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(2)	276	—	274
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	274	—	274
Net current period other comprehensive income (loss)	(2)	2	—	—
Balance as of December 31, 2018	$(2)	$2	$—	$—

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the year ended December 31, 2018:

	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$276	$315	Revenue
Foreign currency contracts	—	—	Cost of revenue
Foreign currency contracts	—	(2)	Research and development
Foreign currency contracts	—	(28)	Sales and marketing
Foreign currency contracts	—	(11)	General and administrative
	$276	$274	Total *
_________________________
*     There is no tax impact on all hedging gains and losses from derivative contracts due to the Company’s full valuation allowance of its deferred tax assets.

Note 9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Foreign currency transaction gain (loss), net	$(1,819)	$1,946	$(512)
Foreign currency contract gain	589	—	—
Other	53	—	—
Total	$(1,177)	$1,946	$(512)

Note 10.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the basic and diluted net income (loss) per share for the periods prior to the completion of the IPO is based on the number of shares of Arlo common stock outstanding on August 2, 2018, the effective date of the registration statement relating to the IPO (the “IPO Registration Statement”). On that date, the Company issued 62,499,000 shares of common stock to the Company’s sole stockholder of record, NETGEAR (after which NETGEAR held 62,500,000 shares of common stock, which represented all of the then issued and outstanding common stock). Potentially dilutive common shares, such as common shares issuable upon exercise of stock options and vesting of restricted stock awards are typically reflected in the computation of diluted net income (loss) per share by application of the treasury stock method. For certain periods presented, due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income (loss) per share for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Numerator:
Net income (loss)	$(75,483)	$6,549	$(13,743)
Denominator:
Weighted average common shares - basic	67,231	62,250	62,250
Potentially dilutive common shares	—	—	—
Stock option and RSU conversion (1)	—	—	—
Weighted average common shares - dilutive	67,231	62,250	62,250

Basic net income (loss) per share	$(1.12)	$0.11	$(0.22)
Diluted net income (loss) per share	$(1.12)	$0.11	$(0.22)

Anti-dilutive employee stock-based awards, excluded	1,109	—	—
_________________________

(1)
On December 31, 2018, 6.8 million of stock options and RSUs were added to the Company’s equity awards as issued and outstanding resulting from the adjustment of NETGEAR’s equity awards that were granted to both NETGEAR and Arlo employees and non-employee directors, a portion of which were converted as Arlo awards. The dilutive effect of these converted stock options and RSUs is reflected above per share by application of the treasury stock method and none are potentially dilutive.

Note 11.	Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States	$(79,581)	$3,318	$(15,432)
International	4,870	4,359	1,772
Total	$(74,711)	$7,677	$(13,660)

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
U.S. Federal	$—	$—	$—
State	16	260	22
Foreign	1,425	1,255	727
	1,441	1,515	749
Deferred:
U.S. Federal	—	(66)	(129)
State	—	—	(180)
Foreign	(669)	(321)	(357)
	(669)	(387)	(666)
Total	$772	$1,128	$83

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$17,974	$7,339
Net operating loss carryforwards	2,946	3,478
Stock-based compensation	1,927	931
Deferred rent	373	—
Deferred revenue	2,573	1,688
Tax credit carryforwards	—	3,504
Depreciation and amortization	567	—
Total deferred tax assets	26,360	16,940
Deferred Tax Liabilities:
Depreciation and amortization	(775)	(464)
Total deferred tax liabilities	(775)	(464)
Valuation Allowance	(24,477)	(15,611)
Net deferred tax assets	$1,108	$865

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of its lack of U.S. earnings history, the net U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2018 and 2017, the valuation allowance was $24.5 million and $15.6 million, respectively. Accordingly, the valuation allowance increased by $8.9 million during 2018 mainly caused by the increase in accruals and allowance with an offset in the decrease of tax credit carryforwards. The deferred tax asset related to tax credit carryforwards was decreased to zero in 2018 as a result of transferring the attributes to NETGEAR per the tax matters agreement. A full valuation allowance has been applied against the U.S. federal and state net deferred tax assets as it is management’s judgment that it is more likely than not that the remaining deferred tax assets will not be realized in the future as of December 31, 2018. No valuation allowance has been recorded against the net foreign deferred tax assets as it is management’s judgment that it is more likely than not that the net deferred tax assets will be realized in the future.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	35.0%	35.0%
State, net of federal benefit	5.9%	(8.7)%	2.1%
Impact of international operations	0.4%	(6.2)%	9.3%
Stock-based compensation	(0.1)%	(5.0)%	—%
Tax credits	1.5%	(6.8)%	2.9%
Valuation allowance	(27.0)%	(105.1)%	(51.4)%
Impact of the Tax Act	—%	115.6%	—%
Non-deductible transaction costs	(2.6)%	—%	—%
Others	(0.1)%	(4.1)%	1.5%
Provision for income taxes	(1.0)%	14.7%	(0.6)%

The decrease in tax expense for the year ended December 31, 2018 compared to the prior year was primarily caused by the deemed repatriation of foreign earnings in 2017 following the 2017 U.S. Tax Act. The negative 1.0% effective tax rate is a result of losses in the U.S. for which the Company is not recognizing a tax benefit due to its full U.S. federal and state valuation allowance.

The increase in tax expense for the year ended December 31, 2017 compared to the prior year, primarily resulted from improved earnings in foreign jurisdictions. Additionally, on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act resulted in an increase in U.S. federal and state income tax expense, of which the U.S. federal tax was offset by the utilization of net operating losses and foreign tax credits that were previously subject to a valuation allowance.

As of December 31, 2018, the Company had federal net operating losses of $14.0 million. The federal net operating loss carryforwards will begin to expire in 2031. Further, all of the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The deferred tax asset related to this attribute is at $2.9 million.

As of December 31, 2018, the Company did not record a deferred tax liability for withholding taxes and state income taxes expected to be incurred on foreign subsidiaries’ earnings that are not considered as permanently reinvested overseas as the deferred tax liability based on six months of earnings is immaterial. .

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2016	$676
Additions based on tax positions related to the current year	361
Additions for tax positions of prior years	30
Reductions for tax positions of prior years	(45)
Balance as of December 31, 2017	$1,022
Additions based on tax positions related to the current year	338
Adjustments to Net parent investments	(1,338)
Balance as of December 31, 2018	$22

As of December 31, 2018, the total amount of UTB, including interest and penalties, was immaterial. The UTB ending balance mainly comprised of transfer price reserves in the foreign jurisdiction. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the income tax provision. The net UTB is included as a component of Non-current income taxes payable on the consolidated balance sheets.

Note 12.	Commitments and Contingencies

Operating Leases

The Company entered into several office lease agreements under non-cancelable operating leases with various expiration dates through October 2028. The terms of certain of the Company’s facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. For the years ended December 31, 2017 and 2016 and six months ended July 1, 2018, rent expense reflected allocations from NETGEAR and may not be indicative of the Company’s results. Rent expense was $1.4 million after the Separation through December 31, 2018.

Build-to-Suit Lease

The Company entered into a 10.5-year lease for its corporate headquarters located in San Jose, California with an expiration date ending in June 2029. During the third quarter of fiscal year 2018, the Company commenced construction of tenant improvements that are expected to be complete in March 2019. Annual base rent under the terms of the lease is $2.6 million and will increase throughout the lease term.

According to ASC 840, Leases, the Company is deemed to be the owner, for accounting purposes, during the construction phase of the building (mainly for construction of tenant improvements) under build-to-suit lease arrangement because of the Company’s involvement with the construction, the exposure to any potential cost overruns or other commitments including indemnification under the arrangements. Consequently, the fair value of the building including tenant improvements, which was $28.4 million, was included in Property and equipment, net, and recorded based on fair value of the building and actual construction costs incurred through December 31, 2018. A corresponding liability, under the finance method, of $20.0 million was included in Non-current financing lease obligation and $1.6 million was included in Accrued liabilities on the Company’s consolidated financial statements as of December 31, 2018. Refer to Note 2, Summary of Significant Accounting Polices, for further details of the adoption of ASU 2016-02.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases and build-to-suit lease arrangements, for each of the next five years and thereafter were as follows (in thousands):

2019	$4,634
2020	5,813
2021	5,678
2022	5,580
2023	4,903
Thereafter	19,252
Total	$45,860

Letters of Credit

In connection with the build-to-suit lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of December 31, 2018, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the build-to-suit lease arrangement.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2018, the Company had approximately $36.8 million in non-cancelable purchase commitments with suppliers, respectively. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such losses have not been material to date. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations
Changes in the Company’s warranty liability, which is included in Accrued liabilities in the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at the beginning of the period	$31,756	$15,949	$6,490
Reclassified to sales returns upon adoption of ASC 606 (1)	(28,713)	—	—
Provision for warranty obligation made during the period	1,477	51,709	22,912
Settlements made during the period	(808)	(35,902)	(13,453)
Balance at the end of the period	$3,712	$31,756	$15,949
________________________
(1) Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next twelve months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed putative securities class action complaints in the Superior Court of California, County of Santa Clara, and in the U.S. District Court for the Northern District of California against the Company and certain of its executives and directors.  Some of these actions also name as defendants the underwriters in the Company’s IPO and NETGEAR, Inc.  The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018 (“Aversa”); Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019 (“Pham”); Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019 (“Patel”); Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019 (“Perros”), and Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019.  The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., Case No. 19-CV-00372, filed January 22, 2019 (“Wong”).  The complaints generally allege that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended. The complaints seek unspecified monetary damages and other relief on behalf of investors who purchased Arlo common stock issued pursuant and/or traceable to the IPO offering documents.  Case management conferences are scheduled for March 29, 2019 (Aversa), April 26, 2019 (Pham, Patel, Perros), and May 24, 2019 (Vardanian). The deadline for investors to seek appointment as lead plaintiff in Wong is March 25, 2019.

In the state court lawsuits, the court has issued an order deeming the cases complex and temporarily staying discovery. The Company has not filed an answer in the state court or federal court lawsuits. Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt the Company’s financial condition and results of operations and divert management’s attention and resources from our business. At this point, however, it is too early to reasonably estimate any financial impact to the Company resulting from these litigation matters.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of December 31, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of December 31, 2018. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

NETGEAR has signed various employment agreements with the Company’s key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for up to one year. Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, certain key employees are entitled to up to two years acceleration of any unvested portion of his or her equity awards. The Company had no liabilities recorded for these agreements as of December 31, 2018.

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

Note 13.	Employee Benefit Plans

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of December 31, 2018. The Company’s consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

On December 31, 2018, in connection with the Distribution, all outstanding NETGEAR equity awards (whether held by Arlo employees and non-employee directors or NETGEAR employees and non-employee directors) were equitably adjusted to reflect the impact of the Distribution. The adjustments to each type of award outstanding pursuant to the NETGEAR stock-based plans as of immediately prior to the Distribution was determined in accordance with the terms of the employee matters agreement between NETGEAR and Arlo, dated as of August 2, 2018 (the “employee matters agreement”). In connection with this adjustment, certain NETGEAR equity awards were adjusted into Arlo equity awards, as follows:

•NETGEAR stock options granted prior to August 3, 2018 (the “cutoff date”) were converted into both an adjusted NETGEAR stock option and an Arlo stock option. The formulas applicable to the adjustment are set forth in the employee matters agreement and, in each case, the exercise price and number of shares subject to each option was adjusted to preserve the aggregate intrinsic value of the original NETGEAR stock option as measured immediately prior to and immediately following the Distribution, subject to rounding. Following the Distribution, the NETGEAR stock options and Arlo stock options are subject to substantially the same terms and vesting conditions that applied to the original NETGEAR stock option immediately prior to the Distribution.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•NETGEAR restricted stock units granted prior to the cutoff date were converted into both an adjusted NETGEAR restricted stock unit covering the same number of shares of NETGEAR common stock subject to the award prior to the distribution and an Arlo restricted stock unit covering a number of shares of Arlo common stock equal to the number of shares of NETGEAR common stock subject to the award prior to the distribution multiplied by 1.980295, subject to rounding, which is the number of shares of Arlo common stock that was distributed in respect of each share of NETGEAR common stock in the Distribution. The formulas applicable to the foregoing NETGEAR restricted stock unit adjustment are set forth in the employee matters agreement. Following the Distribution, the NETGEAR restricted stock units and Arlo restricted stock units are subject to substantially the same terms and vesting conditions that applied to the original NETGEAR restricted stock units immediately prior to the Distribution.

•NETGEAR stock options and NETGEAR restricted stock units held by non-U.S. holders: NETGEAR, in its sole discretion, determined to treat certain NETGEAR stock options and NETGEAR restricted stock unit awards that were outstanding as of the effective time of the Distribution and held by current and former service providers of Arlo and NETGEAR in jurisdictions other than the United States in a manner inconsistent with the immediately preceding two paragraphs, which, in certain jurisdiction, resulted in the issuance of additional Arlo stock options and/or Arlo restricted stock units.

We did not recognize any incremental expense in connection with the conversion of NETGEAR’ equity awards into Arlo awards since the impact is immaterial.

2018 Equity Incentive Plan

On August 1, 2018, the Company reserved a total sum of (1) 7,500,000 shares of its common stock for issuance and (2) the number of shares of its common stock that may be issuable upon exercise or vesting of awards relating to NETGEAR common stock that may be converted into awards relating to the Company’s common stock upon the completion of the Distribution for issuance under the Company’s 2018 Plan and 1,500,000 shares of its common stock for issuance under the 2018 ESPP, as applicable. On December 31, 2018, upon the completion of the Distribution, the number of shares described in clause (2) was finally determined, and awards relating to NETGEAR common stock were adjusted into awards covering 6,822,787 shares of the Company’s common stock. Refer to Note 16. Subsequent Events, for further details regarding plan share increase.

The 2018 Plan provides for the granting of stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to eligible directors, employees and consultants. Award vesting periods for this plan are generally four years. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years. The Company calculates the fair value of stock option using the Black-Scholes option pricing model. The period over which RSUs granted under the 2018 Plan may fully vest is generally no less than three years. RSUs do not have the voting rights of Arlo’s common stock, and the shares underlying the RSUs are not considered issued and outstanding prior to settlement of the RSUs. The fair value of RSUs represents the closing stock price of the Company’s common stock on the grant date.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the 2018 Plan during the year ended December 31, 2018 and the available shares for future grants as of December 31, 2018:

Number of Shares
(In thousands)
Shares reserved as of August 2, 2018	7,500
Granted at IPO (1)	(3,403)
Granted during the period	(137)
Additional authorized shares in the Distribution	6,823
Converted in the Distribution (2)	(6,823)
Cancelled	9
Shares available for grants as of December 31, 2018	3,969
_________________________

(1)
Including Arlo IPO Options of 2.8 million shares granted to the Company’s Named Executive Officers (“NEOs”) with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). As of December 31, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied except for Tranche 4 Performance Option. Therefore, this line item includes all such performance-based IPO Options granted during the year ended December 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied. Tranche 4 Performance Option’s measurement period was completed and none of the shares were expected to vest. The Company recorded an adjustment of $0.2 million reducing the stock-based compensation expense during the fourth fiscal quarter of 2018 as a result of the final determination of the performance metrics.

(2)
On December 31, 2018, in connection with the Distribution, certain NETGEAR equity awards held by Arlo non-employee directors and employees and NETGEAR non-employee directors and employees were adjusted into equity awards with respect to Arlo common stock and NETGEAR common stock as described in more detail in the employee matters agreement.

IPO Options

On August 2, 2018, in connection with the completion of the IPO, to create incentives for continued long-term success and to closely align executive pay with the Company’s stockholders’ interests in the achievement of significant milestones, the Company granted to its NEOs options to purchase 2,781,249 shares of Arlo common stock (“IPO Options”). The fair value of IPO options granted under the 2018 plan were calculated using the Black-Scholes option pricing model. Each of the IPO Options will have a ten-year contractual term and an exercise price equal to the fair value of a share of Arlo common stock on the date of grant and will vest as follows:

•The Tranche 1 Service Option will vest in equal monthly installments during the 24-month period that begins on the two-year anniversary of the option grant date;

•The Tranche 2 Performance Option will vest on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a cumulative registered users milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 2 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 2 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 2 Performance Option, in equal monthly installments during the 24-month period on the first day of each month beginning on September 1, 2020;

•The Tranche 3 Performance Option will vest on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a paid recurring revenue milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 3 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 3 Performance Option, on the second anniversary of the option grant date,

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and (c) with respect to the remaining 50% of the Tranche 3 Performance Option, in equal monthly installments during the 24-month period on the first day of each month beginning on September 1, 2020;

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

Employee Stock Purchase Plan

Under the 2018 ESPP, eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of Arlo’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. The Company will calculate the fair value of a share purchase option under the 2018 ESPP using the Black-Scholes option pricing model. As of December 31, 2018, no shares had been purchased under the 2018 ESPP by Arlo employees, as the program was suspended until the completion of the Distribution.

The Company’s employees have historically participated in NETGEAR’s ESPP. For the years ended December 31, 2018, 2017 and 2016, the Company recognized ESPP compensation expense of $0.2 million for each period. For the years ended December 31, 2018, 2017 and 2016, employees specifically identifiable to Arlo purchased approximately 37,000, 19,000 and 16,000 shares of NETGEAR’s common stock at an average exercise price of $45.06, $43.09 and $31.52, respectively.

ARLO Options

The following table sets forth the weighted average assumptions used to estimate the fair value of Arlo’s stock options granted using Black-Scholes option pricing model during the year ended December 31, 2018.

Expected life (in years)	6.3
Risk-free interest rate	2.86%
Expected volatility	40.0%
Dividend yield	—

Because the Company’s common stock did not have sufficient history of being publicly traded at grant date, the estimated term of Arlo’s stock options granted was determined by a combination of using a simplified method, which is an average of the contractual term and vesting period of the stock options and using management best estimate of the expected term. The risk-free interest rate of stock options granted was based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. The estimated volatility assumption was calculated based on a compensation peer group analysis of stock price volatility on the grant date.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Arlo’s stock option activity during the year ended of December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (3)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of August 2, 2018	—	$—
Granted at IPO (1)	3,343	$16.00
Converted in the Distribution (2)	3,866	$8.69
Outstanding as of December 31, 2018	7,209	$12.08	7.84	$8,114
Vested and expected to vest as of December 31, 2018	7,209	$12.08	7.84	$8,114
Exercisable Options as of December 31, 2018	2,429	$7.10	5.02	$6,989
_________________________

(1)
Including Arlo IPO Options of 2.8 million shares granted to the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). As of December 31, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied except for Tranche 4 Performance Option. Therefore, this line item includes all such performance-based IPO Options granted during the year ended December 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied. Tranche 4 Performance Option’s measurement period was completed and none of the shares were expected to vest. The Company recorded an adjustment of $0.2 million reducing the stock-based compensation expense during the fourth fiscal quarter of 2018 as a result of the final determination of the performance metrics.

(2)
On December 31, 2018, in connection with the Distribution, certain NETGEAR equity awards held by Arlo non-employee directors and employees and NETGEAR non-employee directors and employees were adjusted into equity awards with respect to Arlo common stock and NETGEAR common stock as described in more detail in the employee matters agreement.

(3)
Representing the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on the fair market value of the Company’s stock.

Year Ended December 31, 2018
(In millions, except per share data)
Total intrinsic value of options exercised	$—
Total fair value of options vested	$—
Weighted-average grant date fair value per share of options granted	$7.02

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding Arlo’s stock options as of December 31, 2018.

	Options Outstanding (1)			Options Exercisable (1)
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$2.51 - $6.94	1,534	4.69	$6.52	1,466	$6.53
$6.96 - $8.76	1,566	6.55	$8.18	951	$7.95
$10.09 - $13.23	100	9.27	$11.97	12	$10.09
$14.39 - $14.39	666	9.07	$14.39	—	$—
$16.00 - $16.00	3,343	9.59	$16.00	—	$—
$2.51 - $16.00	7,209	7.84	$12.08	2,429	$7.10
_________________________

(1)	Including and reflecting the adjustments on December 31, 2018, in connection with the Distribution from NETGEAR options.

NETGEAR Options

The following table sets forth the weighted average assumptions used to estimate the fair value of NETGEAR’s stock options granted and purchase rights granted under the NETGEAR’s ESPP to employees specifically identifiable to Arlo during the years ended December 31, 2018, 2017 and 2016:

	Stock Options			ESPP (1)
	2018	2017	2016	2018	2017	2016
Expected life (in years)	4.4	4.4	4.4	0.5	0.5	0.5
Risk-free interest rate	2.32%	1.66%	1.28%	1.81%	0.93%	0.43%
Expected volatility	30.9%	31.6%	35.4%	37.1%	29.7%	38.3%
Dividend yield	—	—	—	—	—	—
_________________________

(1)
Arlo employees have completed their participation into NETGEAR’s ESPP by the end of the second quarter of fiscal 2018. As of December 31, 2018, no shares had been purchased under the 2018 ESPP by Arlo employees, as the program was suspended until the completion of the Distribution.

The estimated expected term of NETGEAR’s options granted to employees specifically identifiable to Arlo is under NETGEAR’s plans derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the NETGEAR’s ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of NETGEAR’s options granted and the purchase rights granted under the NETGEAR’s ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR’s stock option activity for employees specifically identifiable to Arlo during the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2017	78	$35.56
Granted	60	$70.15
Converted in the Distribution (1)	283	$26.53
Exercised	(11)	$20.30
Cancelled	(6)	$28.59
Cancelled in the Distribution (1)	(276)	$45.11
Transferred (2)	155	$36.71
Outstanding as of December 31, 2018	283	$26.53	6.82	$7,219
Vested and expected to vest as of December 31, 2018	283	$26.53	6.82	$7,219
Exercisable Options as of December 31, 2018	152	$21.27	5.36	$4,684
_________________________

(1)
On December 31, 2018, in connection with the Distribution, certain NETGEAR equity awards held by Arlo non-employee directors and employees and NETGEAR non-employee directors and employees were adjusted into equity awards with respect to Arlo common stock and NETGEAR common stock as described in more detail in the employee matters agreement.

(2)	Transferred options are attributable to employees that transferred from other NETGEAR’s divisions.

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Total intrinsic value of options exercised	$0.6	$0.5	$0.8
Total fair value of options vested	$1.1	$0.2	$0.2
Weighted-average grant date fair value per share of NETGEAR’s stock options granted to employees specifically identifiable to Arlo	$20.63	$12.25	$12.28

For the year ended December 31, 2018, cash received from NETGEAR stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $0.4 million through the completion of the IPO. Cash received from NETGEAR stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $1.6 million and $1.9 million for the years ended December 31, 2017 and 2016, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ARLO RSUs

Arlo’s RSU activity during the year ended of December 31, 2018 was as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of August 2, 2018	—	$—
Granted	197	$14.46
Converted in the Distribution (1)	2,957	$10.67
Vested	(4)	$10.44
Cancelled	(9)	$22.71
Outstanding as of December 31, 2018	3,141	$12.22	1.44	$31,349
_________________________

(1)
On December 31, 2018, in connection with the Distribution, certain NETGEAR equity awards held by Arlo non-employee directors and employees and NETGEAR non-employee directors and employees were adjusted into equity awards with respect to Arlo common stock and NETGEAR common stock as described in more detail in the employee matters agreement.

Year Ended December 31, 2018
(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$0.04
Total fair value of RSUs vested (the grant date fair value)	$0.04
weighted-average fair value of RSUs granted	$14.46

NETGEAR RSUs

NETGEAR’s RSU activity for employees specifically identifiable to Arlo during the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2017	132	$45.54
Granted	339	$67.24
Converted in the Distribution (1)	521	$30.91
Vested	(119)	$56.70
Cancelled	(7)	$59.85
Cancelled in the Distribution (1)	(530)	$59.27
Transferred (2)	185	$43.60
Outstanding as of December 31, 2018	521	$34.89	1.49	$27,111

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

_________________________

(1)
On December 31, 2018, in connection with the Distribution, certain NETGEAR equity awards held by Arlo non-employee directors and employees and NETGEAR non-employee directors and employees were adjusted into equity awards with respect to Arlo common stock and NETGEAR common stock as described in more detail in the employee matters agreement.

(2)	Transferred RSUs are attributable to employees that transferred from other NETGEAR’s divisions.

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$6.9	$2.7	$1.4
Total fair value of RSUs vested (the grant date fair value)	$5.0	$2.0	$1.0
weighted-average fair value of RSUs granted	$67.24	$52.89	$41.92

For the year ended December 31, 2018, cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo was $0.8 million through the completion of the IPO. Cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo for the years ended December 31, 2017 and 2016 was $1.1 million and $0.6 million, respectively.

Stock-Based Compensation Expense

The Company recognizes these stock-based compensation expense generally on a straight-line basis over the requisite service period of the award. The following tables set forth stock-based compensation expense for employees specifically identifiable to Arlo and allocated charges deemed attributable to Arlo operations resulting from NETGEAR’s and Arlo’s RSUs and stock options, and the purchase rights under the NETGEAR’s ESPP included in the Company’s consolidated statements of operations during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018			2017			2016
	Direct (1)	Indirect	Total	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$608	$583	$1,191	$102	$599	$701	$61	$266	$327
Research and development	3,078	396	3,474	1,959	455	2,414	1,349	195	1,544
Sales and marketing	1,992	969	2,961	390	866	1,256	110	407	517
General and administrative	3,153	2,100	5,253	—	2,547	2,547	—	1,216	1,216
Total stock-based compensation	$8,831	$4,048	$12,879	$2,451	$4,467	$6,918	$1,520	$2,084	$3,604
_________________________

(1)	Reflecting expenses for those legacy NETGEAR stock-based plans that have converted to equivalent Arlo stock-based plans upon the spin-off transaction.

As of December 31, 2018, after the adjustments upon the Distribution, $17.8 million of unrecognized compensation cost related to Arlo’s stock options and PSOs was expected to be recognized over a weighted-average period of 3.5 years and $12.7 million of unrecognized compensation cost related to unvested Arlo’s RSUs was expected to be recognized over a weighted-average period of 2.6 years.

As of December 31, 2018, after the adjustments upon the Distribution, $1.2 million of unrecognized compensation cost related to NETGEAR’s stock options for employees specifically identifiable to Arlo was expected to be recognized over a weighted-average period of 2.5 years and $14.3 million of unrecognized compensation cost related to unvested

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR’s RSUs for employees specifically identifiable to Arlo was expected to be recognized over a weighted-average period of 2.7 years.

401(k) Plan

The Company’s employees have historically participated in NETGEAR’s 401(k) Plan, which was adopted in April 2000. Under NETGEAR’s 401(k) Plan, employees may contribute up to 100% of salary subject to the legal maximum and NETGEAR matches 50% of contributions for employees that remain active with NETGEAR or its subsidiaries through the end of the fiscal year, up to a maximum of $6,000 in employee contributions. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.5 million, $0.2 million and $0.2 million, respectively, in expenses for employees specifically identifiable to Arlo related to NETGEAR 401(k) Plan match.

In January 2019, the Company adopted Arlo 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the fourth quarter of fiscal year 2018, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $6,000 in employee contributions.

Note 14.	Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its CEO as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

The following table shows revenue by geography for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
United States (“U.S.”)	$359,936	$279,504	$142,129
Americas (excluding U.S.)	16,869	13,167	6,035
EMEA	65,462	58,795	27,457
APAC	22,651	19,192	8,983
Total revenue	$464,918	$370,658	$184,604

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
United States (“U.S.”)	$45,053	$2,053
Americas (excluding U.S.)	218	61
EMEA	567	1
China	3,040	1,702
APAC (excluding China)	550	66
Total property and equipment, net	$49,428	$3,883

Significant Customers

Three customers accounted for 24.4%, 17.5%, and 16.6% of revenue for the year ended December 31, 2018. Three customers accounted for 28.3%, 16.4%, and 13.1% of revenue for the year ended December 31, 2017. Three customers accounted for 31.5%, 15.0%, and 11.0% of revenue for the year ended December 31, 2016.

Note 15.	Related Party Transactions

Prior to the completion of the Distribution on December 31, 2018, NETGEAR owned 62,500,000 shares of Arlo common stock and was considered a related party. In the Distribution, all shares of Arlo common stock held by NETGEAR were distributed to its stockholders and NETGEAR is no longer considered a related party.

Prior to the completion of the IPO, related party transactions between Arlo and NETGEAR were settled in cash. The related party receivables are reflected in Prepaid expenses and other current assets, and the related party payables are reflected in Accrued liabilities on the combined balance sheets.

On August 2, 2018, in connection with the IPO, the Company entered into a master separation agreement, a transition services agreement, an intellectual property rights cross-license agreement, a tax matters agreement, an employee matters agreement, and a registration rights agreement, in each case with NETGEAR, which effect the Separation, provide a framework for the Company’s relationship with NETGEAR after the Separation and provide for the allocation between NETGEAR and the Company of NETGEAR’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after the Separation. See below for detailed descriptions of those agreements. Pursuant to these agreements, NETGEAR transferred substantially all of the assets and liabilities and operations of Arlo business to the Company. As a result, net receivables from NETGEAR was $12.2 million as of December 31, 2018, mainly relating to transition services, billing and collection services which were provided by NETGEAR. Additionally, the Company received a contribution of cash of approximately $70.0 million from NETGEAR.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The amount of these allocations from NETGEAR reflected within operating expenses in the consolidated statements of operations was $30.6 million from the January 1, 2018 to the date of the completion of the Company’s IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. For the year ended December 31, 2017, allocations amounted to $40.0 million, which included $11.8 million for research and development, $13.1 million for sales and marketing, and $15.1 million for general and administrative expense. For the year ended December 31, 2016, allocations amounted to $20.6 million, which included $5.9 million for research and development, $6.4 million for sales and marketing and $8.3 million for general and administrative expense.

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

The Company also entered into certain other agreements that provide a framework for the relationship with NETGEAR after the Separation, including:

•
a transition services agreement with NETGEAR, governing NETGEAR’s provision of various services to the Company, and the Company’s provision of various services to NETGEAR, on a transitional basis (the “transition services agreement”). During the year ended December 31, 2018, $6.3 million transition services agreement-related costs were incurred, which included $0.4 million for research and development, $1.6 million for sales and marketing, and $4.3 million for general and administrative expense;

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
a registration rights agreement with NETGEAR, pursuant to which the Company granted NETGEAR and its affiliates certain registration rights with respect to Arlo’s common stock owned by them (the “registration rights agreement”).

Note 16.	Subsequent Events

On January 23, 2019, the Company registered an aggregate of up to 10,535,149 shares of the Company’s common stock on Registration Statement on Form S-8, including 9,792,677 shares issuable pursuant to the 2018 Plan (consisting of (i) 6,822,787 shares of the Company’s common stock issuable upon exercise or vesting of awards relating to NETGEAR common stock that converted into awards relating to the Company’s common stock upon the completion of the Distribution for issuance under the 2018 Plan plus (ii) 2,969,890 shares of the Company’s common stock that were automatically added to the shares authorized for issuance under the 2018 Plan on January 1, 2019 pursuant to an “evergreen” provision contained in the 2018 Plan) and 742,472 shares issuable pursuant to the Company’s 2018 ESPP that were automatically added to the shares authorized for issuance under the 2018 ESPP on January 1, 2019 pursuant to an “evergreen” provision contained in the 2018 ESPP.

As of December 31, 2018, the Company concluded that goodwill was not impaired based on quantitative assessment. Refer to “Goodwill” in Note 2, Summary of Significant Accounting Policies. Following the date or our annual goodwill review and after December 31, 2018, the price for the Company’s common stock declined specifically after the Company announced its earnings release on February 5, 2019. The average closing price per share for the common stock for the eight trading days after such earnings release was $3.71, a 223.3% decrease compared to the average closing price for the fourth quarter of fiscal year 2018. A sustained decline in common stock and the resulting impact to the Company’s market capitalization as well as a downward revision to the Company’s business outlook for fiscal year ending December 31, 2019 are qualitative factors to consider when evaluating whether events or changes in circumstances indicate it is a more likely than not a potential goodwill impairment exists. The Company concluded that the decline in the price of its common stock in February 2019 did represent a sustained decline and therefore was an indicator that the goodwill might be impaired. As a result, the Company performed a quantitative assessment as of February 7, 2019.

The Company operates as one operating and reportable segment. To determine the fair value for the reporting unit, the Company utilized its common stock price and included a market participant acquisition premium (“MPAP”) assumption. A significant decrease in MPAP could result in a significantly lower fair value estimate. The concluded fair value exceeded the Company's carrying amount by approximately 29.8%. Decreasing the selected MPAP of 25% by 250 basis points would result in the concluded fair value exceeding the carrying amount by approximately 27.2%. As fair value was greater than carrying amount, goodwill was not impaired as of December 31, 2018 using the February 7, 2019 valuation. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $15.6 million.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTERLY UNAUDITED FINANCIAL DATA

The following table presents unaudited quarterly financial information for the years ended December 31, 2018 and 2017. The fourth quarter of 2018 was the first full quarter post separation and represents the Company’s actual results as an independent public company. Results for the first three quarters of 2018 as well as all four quarters of 2017 include allocations from NETGEAR and may not be indicative of the Company’s results had it been a standalone entity during those periods.

	December 31, 2018	September 30, 2018	July 1, 2018	April 1, 2018
	(In thousands, except per share amounts)
Revenue (1)	$122,158	$131,174	$110,948	$100,638
Gross profit	$4,981	$29,747	$28,294	$29,053
Provision for (benefit from) income taxes	$(58)	$223	$288	$319
Net loss	$(39,073)	$(13,225)	$(17,822)	$(5,363)
Net loss per share—basic (2)	$(0.53)	$(0.19)	$(0.29)	$(0.09)
Net loss per share—diluted (3)	$(0.53)	$(0.19)	$(0.29)	$(0.09)

	December 31, 2017	October 1, 2017	July 2, 2017	April 2, 2017
	(In thousands, except per share amounts)
Revenue (1)	$124,774	$104,887	$79,194	$61,803
Gross profit	$29,817	$28,352	$16,712	$16,353
Provision for income taxes	$327	$445	$137	$219
Net income (loss)	$2,663	$6,014	$(2,152)	$24
Net income (loss) per share—basic (2)	$0.04	$0.10	$(0.03)	$—
Net income (loss) per share—diluted (3)	$0.04	$0.10	$(0.03)	$—
_________________________

(1)
On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) (“ASC 606”) and applied this guidance to those contracts which were not completed at the date of adoption using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (“ASC 605”). The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of Net parent investment.

(2)
Net loss per share basic and diluted are computed independently for each quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarters. As a result, the sum of quarterly Net loss per share basic and diluted information may not equal annual Net loss per share basic and diluted.

(3)
On December 31, 2018, 6.8 million of stock options and RSUs were added to the Company’s equity awards as issued and outstanding resulting from the adjustment of NETGEAR’s equity awards that were granted to both NETGEAR and Arlo employees and non-employee directors, a portion of which were converted as Arlo awards. The dilutive effect of these converted stock options and RSUs is reflected above per share by application of the treasury stock method and none are potentially dilutive.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

Other than certain controls implemented in connection with build-to-suit lease accounting and adoption of the amended accounting standard for revenue recognition, there have been no changes in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders (the “2019 Proxy Statement”) under the headings “Information Concerning the Nominees and Incumbent Nominees,” “Board and Committee Meetings,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http://www.arlo.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Corporate Governance Policies and Practices” in our 2019 Proxy Statement.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at http://www.arlo.com within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2019 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2018 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this Item is incorporated by reference to the information contained in the section captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Related Party Transactions” in our 2019 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item related to audit fees and services is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of Arlo Technologies, Inc. are filed as part of this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

	Balance as of the beginning of year	Additions	Deductions	Balance as of the end of year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2018	$207	$—	$(80)	$127
Year ended December 31, 2017	$206	$1	$—	$207
Year ended December 31, 2016	$206	$—	$—	$206
Allowance for deferred tax assets:
Year ended December 31, 2018	$15,611	$13,760	$(4,894)	$24,477
Year ended December 31, 2017	$22,155	$10,896	$(17,440)	$15,611
Year ended December 31, 2016	$15,170	$10,386	$(3,401)	$22,155
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3) Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc. dated as of June 28, 2018	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Equity Incentive Plan	8-K	8/7/2018	10.12
10.14 *	2018 Employee Stock Purchase Plan				X
10.15 *	Performance-Based Option Grant Agreement	8-K	8/7/2018	10.14
10.16 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.17 *	Non-Employee Director Restricted Stock Unit Grant Agreement	10-Q	8/27/2018	10.17
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
*	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 22nd day of February 2019.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 22, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew McRae and Christine M. Gorjanc, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	February 22, 2019
Matthew McRae	(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC	Chief Financial Officer	February 22, 2019
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	February 22, 2019
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	February 22, 2019
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	February 22, 2019
Ralph E. Faison

/s/ MICHAEL W. POPE	Director	February 22, 2019
Michael W. Pope

/s/ GRADY K. SUMMERS	Director	February 22, 2019
Grady K. Summers