Form 10-K/A
period 2018-12-31
Arlo Technologies, Inc.
filed 2019-04-30
CIK 1736946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K/A
(Amendment No. 1)
_______________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 22, 2019, Arlo Technologies, Inc. (sometimes referred to as “we,” “us,” the “Company” or “Arlo”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends and restates Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of a definitive proxy statement or amendment to our Original Form 10-K into Part III of the Original Form 10-K is hereby deleted.

Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 22, 2019 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors, including their ages, as of December 31, 2018:

Name	Age	Position(s)
Executive Officers and Director
Matthew McRae	44	Chief Executive Officer and Director
Christine M. Gorjanc	61	Chief Financial Officer
Patrick J. Collins III	47	Senior Vice President of Products and Services
Brian Busse	50	General Counsel and Secretary
Non-Employee Directors
Ralph E. Faison	60	Chairman
Jocelyn E. Carter-Miller	61	Director
Grady K. Summers	41	Director
Prashant Aggarwal	52	Director
Mike Pope	53	Director

Executive Officers and Director

Matthew McRae. Matthew McRae has served as our Chief Executive Officer since February 2018 and as a member of our board of directors (the “Board”) since August 2018. Mr. McRae served as the Senior Vice President of Strategy of NETGEAR, Inc. (“NETGEAR”) since October 2017. Mr. McRae previously served as the Chief Technology Officer of Vizio Inc. from March 2010 to October 2017, and prior to that served as its Vice President and General Manager, Advanced Products Group, from August 2008 to March 2010. From July 2007 to August 2008, Mr. McRae served as Vice President of Marketing and Business Development of Fabrik (now part of HGST, Inc.), a provider of data storage and next generation web services, and prior to that, from 2001 to June 2007, was the Senior Director, Worldwide Business Development at Cisco Systems Inc., a leader in networking services. Mr. McRae has served on the board of directors of Dedicated Hosting Services, Inc. (d/b/a Streaming Media Hosting), a private content delivery network company, since 2014, and on the board of directors of the UC Irvine Institute for Innovation since June 2015. He previously served on the board of directors of the Leatherby Center for Entrepreneurship and Business Ethics at the Business School of Chapman University from 2012 to 2015. Mr. McRae holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and a B.S. in Computer Engineering from the University of Pennsylvania. We believe that Mr. McRae’s extensive industry experience qualifies him to serve as a member of our Board.

Christine M. Gorjanc. Christine M. Gorjanc has served as our Chief Financial Officer since August 2018. Ms. Gorjanc served as NETGEAR’s Chief Financial Officer from January 2008 to August 2018, Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc is a member of the board of directors and serves as the Audit Committee Chairman of Invitae

Corporation, a public genetic information company. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

Patrick J. Collins III. Patrick J. Collins III has served as our Senior Vice President of Products and Services since August 2018. Mr. Collins served as NETGEAR’s Senior Vice President of Arlo Home Products and Services from January 2016 to August 2018. He had been with NETGEAR since June 2008, most recently serving as its Vice President of Home Automation Products from March 2014 to January 2016, Chief Information Officer from November 2012 to March 2014, and Vice President of Information Technology from October 2010 to November 2012. Prior to NETGEAR, Mr. Collins held leadership positions in the consulting services groups of Oracle Corporation and Computer Sciences Corporation. Mr. Collins received a B.S. degree in Computer Information Systems from Alvernia University.

Brian Busse. Brian Busse has served as our General Counsel since July 2018. Previously Mr. Busse was NETGEAR’s Vice President Intellectual Property & Litigation where he was responsible for overseeing NETGEAR’s worldwide litigation, intellectual property, privacy and licensing matters. Before joining NETGEAR in September 2009, Mr. Busse served as Counsel in the Intellectual Property Litigation Department of O’Melveny & Myers LLP in Menlo Park, California beginning in December 2008 where he represented public and private technology companies in a wide range of intellectual property litigation matters, including all aspects of patent litigation, including trial, discovery, law and motion, and claim construction. Mr. Busse began practicing law with the New York firm of Skadden, Arps, Slate, Meagher & Flom LLP, advising clients on various areas of litigation. Mr. Busse holds a J.D. from The University of Texas at Austin School of Law, an M.S. and Ph.D. in Physics from Oregon State University, and a B.S. in Physics from Virginia Tech. Mr. Busse is admitted to practice law in California and New York.

Non-Employee Directors

Jocelyn E. Carter-Miller. Jocelyn E. Carter-Miller has served as a member of our Board since August 2018. Ms. Carter-Miller served on the board of directors of NETGEAR from January 2009 to August 2018. From 2005 to the present, Ms. Carter-Miller has served as President of TechEdVentures, Inc., a consulting and management firm that develops and markets high-performance personal and community empowerment programming. Ms. Carter-Miller has also served as President of SoulTranSync since 2013, which specialize in the development and marketing of community and personal empowerment programs. From February 2002 until March 2004, Ms. Carter-Miller served as Executive Vice President and Chief Marketing Officer of Office Depot, Inc. Prior to that, she spent a decade with Motorola, Inc., initially as a Director of Marketing and Network Service Quality, Vice President and GM of International Networks Division Latin America and EMEA Operations and ultimately as Corporate Vice President and Chief Marketing Officer. She also spent eight years at Mattel, Inc. in marketing, product development and strategic business planning roles. Ms. Carter-Miller is a member of the board of directors of the Principal Financial Group, Inc. (Finance Committee Chair, Nominating and Governance Committee), the Interpublic Group of Companies, Inc. (Nominating and Governance Chair, Audit Committee), and nonprofit organizations. Ms. Carter-Miller was a 2013 NACD Directorship 100 Honoree, Savoy Power 300: 2016 Most Influential Black Corporate Directors 2017 Directors & Boards Director to Watch, and 2018 Most Influential Corporate Board Directors by Women, Inc. Ms. Carter-Miller holds a B.S. degree in Accounting from the University of Illinois-Champaign Urbana and an M.B.A. in Finance, Marketing and International Business from the University of Chicago. Ms. Carter-Miller provides in-depth understanding of marketing to home users and small businesses based on her extensive marketing and executive experience. We believe that this understanding and her experience on the boards of large public companies provides important perspective of governance and other practices to be applied at our company and qualifies her to serve as a member of our Board.

Ralph E. Faison. Ralph E. Faison has served as the Chair of our Board since August 2018. Mr. Faison served on the board of directors of NETGEAR from August 2003 to August 2018. Mr. Faison currently is a private investor. Mr. Faison served as the President and Chief Executive Officer and member of the board of directors of Pulse Electronics Corporation, a public company and manufacturer of electronic components, from January 2011 to July 2014, including Chairman of the board of directors from March 2011 to July 2014. From February 2003 to December 2007, Mr. Faison served as Chief Executive Officer of Andrew Corporation, a public company and a manufacturer of communications equipment and systems, and from June 2002 to December 2007, Mr. Faison also served as President and a director of Andrew Corporation. From June 2002 to February 2003, Mr. Faison served as Chief Operating Officer of Andrew Corporation. From June 2001 to June 2002, Mr. Faison served as President and Chief Executive Officer of Celiant

Corporation, a manufacturer of power amplifiers and wireless radio frequency systems, which was acquired by Andrew Corporation in June 2002. From October 1997 to June 2001, Mr. Faison was Vice President of the New Ventures Group at Lucent Technologies, a communications service provider, and from 1995 to 1997, he was Vice President of advertising and brand management at Lucent Technologies. Prior to joining Lucent Technologies, Mr. Faison held various positions at AT&T, a voice and data communications company, including as Vice President and General Manager of AT&T’s wireless business unit and manufacturing Vice President for its consumer products unit in Bangkok, Thailand. Mr. Faison also is a member of the board of directors of Amber Road, Inc., a provider of global trade management solutions. Mr. Faison received a B.A. degree in Marketing from Georgia State University and an M.S. degree in Management as a Sloan Fellow from Stanford University. Mr. Faison has extensive experience in managing a large international company. He is well versed in the complex manufacturing and distribution systems of an international company. We believe that Mr. Faison, as a recent public company chairman and chief executive officer, is able to advise our company on many aspects of public company management and is qualified to serve as a member of our Board.

Grady K. Summers. Grady K. Summers has served as a member of our Board since August 2018. Mr. Summers served on the board of directors of NETGEAR from January 2016 to August 2018. Mr. Summers is currently the Executive Vice President and Chief Technology Officer of FireEye, Inc., a leading provider of comprehensive cybersecurity solutions for detecting, preventing and resolving advanced cyber-attacks. He joined FireEye through its acquisition of Mandiant in 2014. At Mandiant, Mr. Summers served as the Vice President of Strategic Solutions and led the company’s strategic consulting and customer success divisions. Prior to Mandiant, from 2010 to 2012, Mr. Summers was a principal at Ernst & Young. Before E&Y, from 1999 to 2010, he held various roles at General Electric, most recently as the Chief Information Security Officer overseeing a large global information security organization. Mr. Summers holds an M.B.A. from Columbia University and a B.S. in computer systems from Grove City College in Pennsylvania. Mr. Summers has extensive experience leading, designing, and implementing cyber security programs. He provides Arlo with technology perspectives, strategic insight, and cyber security oversight. As chief technology officer of a publicly-traded technology company, we believe he is qualified to serve as a member of our Board.

Prashant Aggarwal. Prashant Aggarwal has served as a member of our Board since October 2018. Mr. Aggarwal has served as Chief Executive Officer of Soar Capital since March 2016, where he focuses on investments in early-stage technology companies. From November 2011 to February 2015, Mr. Aggarwal served as the Chief Financial Officer at Trulia, Inc., an online real estate company. From June 2008 to October 2011, Mr. Aggarwal served as Vice President of Finance at PayPal, Inc., an online payments company. From March 2003 to May 2008, Mr. Aggarwal worked at eBay, Inc., an online commerce company, in various finance roles including Vice President of Finance. Prior to eBay, Inc., Mr. Aggarwal served as Director of Finance at Amazon, Inc., an online commerce company. Mr. Aggarwal started his career in investment banking with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Mr. Aggarwal currently serves as a member of the board of directors of Lyft, Inc., a transportation network company, and Yatra Online, Inc., an online travel company. Mr. Aggarwal holds a B.A. from the College of Wooster and a Masters of Management from Northwestern University, Kellogg School of Management. We believe that Mr. Aggarwal’s significant operational experience as an executive with technology companies, and his deep understanding of finance, financial reporting, strategy, operations and risk management qualifies him to serve as a member of our Board.

Mike Pope. Mike Pope has served as a member of our Board since October 2018. Since October 2015, Mr. Pope has served as Senior Vice President and Chief Financial Officer of Shutterfly, Inc., a leading retailer and manufacturing platform for personalized products, where he is responsible for managing all aspects of financial activities. Mr. Pope joined Shutterfly, Inc. from Clean Power Finance, a residential solar power financing company, where he served as Chief Financial Officer from April 2013 to May 2015. He has also held the positions of Chief Operating Officer and Chief Financial Officer at MarketTools from 2008 to 2012. Prior to MarketTools, Mr. Pope was Vice President at BearingPoint from 2007 to 2008. He has also served as President and Chief Operating Officer at Network General from 2005 to 2006. Prior to Network General, Mr. Pope served as President and Chief Executive Officer at DigitalThink, and Chief Financial Officer and Chairman of the Audit Committee at Dionex (acquired by Thermo Scientific). Mr. Pope started his career in banking and earned a B.A. from Stanford University and an M.B.A. from University of California, Berkeley. Our Nominating and Corporate Governance Committee and our Board believe that Mr. Pope’s robust and broad finance, manufacturing, and operational experience benefits Arlo throughout its life as a public company and qualifies him to serve as a member of our Board.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of Our Board of Directors

Our business and affairs are organized under the direction of our Board, which currently consists of six directors. Our Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. The directors designated as Class I directors will have terms expiring at the first annual meeting of stockholders in 2019. The directors designated as Class II directors will have terms expiring at the following year’s annual meeting of stockholders, to be held in 2020, and the directors designated as Class III directors will have terms expiring at the following year’s annual meeting of stockholders, to be held in 2021. At any meeting of stockholders for the election of directors at which a quorum is present, the election will be determined by a plurality of the votes cast by the stockholders entitled to vote in the election.

•Our Class I directors consists of Ms. Carter-Miller and Mr. Faison.

• Our Class II directors consists of Messrs. Summers and Aggarwal.

•Our Class III directors consists of Messrs. McRae and Pope.

Our amended and restated bylaws provide that the authorized number of directors may only be changed by a resolution adopted by a majority of our Board.

Committees of the Board of Directors

Our Board has established an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”), a nominating and corporate governance committee (“Nominating and Corporate Governance Committee”) and a cybersecurity committee (“Cybersecurity Committee”). Each committee operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website. Our Board may from time to time establish other committees.

Audit Committee

Our Audit Committee was established by our Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, our Audit Committee performs several functions, including, among other things:

•	overseeing management’s establishment and maintenance of adequate systems of internal accounting and financial controls;

•	reviewing the effectiveness of our legal and regulatory compliance programs;

•	overseeing our financial reporting process, including the filing of financial reports; and

•	selecting independent auditors, evaluating their independence and performance and approving audit fees and services performed by them.

Our Audit Committee is composed of three directors: Ms. Carter-Miller and Messrs. Summers and Pope. Mr. Pope is the Chair of the Audit Committee. Our Board has adopted a written Audit Committee charter that is available on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website.

Our Board reviews the New York Stock Exchange (“NYSE”) listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of our Audit Committee are independent (as independence is currently defined in Section 303A.07(a) of the NYSE Listed Company Manual).

Our Board has also determined that Ms. Carter-Miller and Mr. Pope qualify as “audit committee financial experts,” as defined in applicable SEC rules. Our Board made a qualitative assessment of Ms. Carter-Miller’s and Mr. Pope’s level of knowledge and experience based on a number of factors, including their formal education and previous and current experience in financial roles. In addition to our Audit Committee, Ms. Carter-Miller also serves on the audit committee of Interpublic Group of Companies, Inc. Our Board has determined that this simultaneous service does not impair Ms. Carter-Miller’s ability to effectively serve on our Audit Committee.

Compensation Committee

Our Compensation Committee is composed of three directors: Messrs. Faison and Aggarwal and Ms. Carter-Miller. Ms. Carter-Miller is the Chair of our Compensation Committee. Our Board has determined that each of the members of our Compensation Committee are independent (as independence is currently defined in NYSE Listed Company Manual Section 303A.02 as applied to compensation committee members), and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Our Compensation Committee acts on behalf of the Board to review, adopt or recommend to the Board for adoption, and oversee the Company’s compensation strategy, policies, plans and programs. For this purpose, our Compensation Committee performs several functions, including, among other things:

•	ensuring our executive compensation programs are appropriately competitive, supporting organizational objectives and stockholder interests and emphasizing pay for performance linkage;

•	evaluating and approving compensation and setting performance criteria for compensation programs for our chief executive officer and other executive officers; and

•	overseeing the implementation and administration of our compensation plans.

Our Board has adopted a written Compensation Committee charter that is available on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website.

Compensation Committee Interlocks and Insider Participation

As stated above, our Compensation Committee currently consists of Messrs. Faison and Aggarwal and Ms. Carter-Miller. No member of our Compensation Committee has ever been an officer or employee of our company. None of our executive officers currently serves, or has served during the last completed fiscal year, on our Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for identifying, reviewing and evaluating candidates to serve as directors of our company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting or recommending to our Board for selection candidates for election to the Board, making recommendations to our Board regarding the membership of the committees of our Board, assessing the performance of our Board, and developing a set of corporate governance principles for our company.

Our Nominating and Corporate Governance Committee is composed of three directors: Messrs. Faison, Pope and Aggarwal. Mr. Faison is the Chair of the Nominating and Corporate Governance Committee. Each of the members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in NYSE Listed Company Manual Section 303A.02). The functions of this committee include, among other things:

•	recommending nominees for our Board and its committees;

•	recommending the size and composition of our Board and its committees;

•	reviewing our corporate governance guidelines, corporate charters and proposed amendments to our certificate of incorporation and bylaws; and

•	reviewing and making recommendations to address stockholder proposals.

Our Board has adopted a written Nominating and Corporate Governance Committee charter that is available on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website.

Cybersecurity Committee

Our Cybersecurity Committee is composed of three directors: Messrs. Faison, Summers and Aggarwal. Mr. Summers is the Chair of our Cybersecurity Committee. Each of the members of the Cybersecurity Committee are “independent” under the applicable rules of the NYSE. The functions of this committee include, among other things:

•
overseeing the quality and effectiveness of the Company’s information security team, and policies and procedures with respect to its information technology systems, including but not limited to enterprise cybersecurity and privacy;

•	reviewing and providing oversight on the policies and procedures of the Company in preparation for responding to any material incidents;

•	reviewing periodically with management the Company’s disaster recovery capabilities;

•	overseeing the Company’s information technology senior management team relating to budgetary priorities based, in part, on assessing risk associated with various perceived cyber-threats;

•	annually evaluating the performance of the Cybersecurity Committee, annually reviewing and assessing the adequacy of the charter, and recommending any proposed changes to the Board for approval; and

•	annually reviewing the appropriateness and adequacy of the Company’s cyber-insurance coverage.

Our Board has adopted a written Cybersecurity Committee charter that is available on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics (“Code of Ethics”) which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available upon written request to our General Counsel and is located on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and our other securities with the SEC. To our knowledge, based solely upon the review of copies of such reports furnished to us and written representations that no other reports were required during fiscal year 2018, all of our officers, directors and beneficial owners of more than 10% of our common stock have complied with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

Our named executive officers for the year ended December 31, 2018, which consist of our principal executive officer, a person performing similar functions as our principal executive officer, and our two other most highly compensated executive officers, are:

•Matthew McRae, our Chief Executive Officer;

•Patrick C.S. Lo, the Chairman and Chief Executive Officer of NETGEAR (1);

•Christine M. Gorjanc, our Chief Financial Officer; and

•Patrick J. Collins III, our Senior Vice President of Products and Services.
______________________
(1) Mr. Lo served in the role of principal executive officer of Arlo until Mr. McRae’s appointment in February 2018.

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Summary Compensation Table

The following table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to either Arlo or NETGEAR for the years indicated. Prior to the initial public offering (the “IPO”), Arlo was a wholly owned subsidiary of NETGEAR. Prior to the separation of Arlo business from NETGEAR (the “Separation”) on July 1, 2018 leading to the IPO, the named executive officers were paid by NETGEAR and the information below reflects such amounts paid by NETGEAR.

Name and Principal Position	Year	Salary		Stock Awards (1) (4)	Option Awards (2) (3) (4)	Non-Equity Incentive Plan Compensation (4) (5)	Matching Contribution to 401(k) Plan (6)	All Other Compensation (10)	Total
Matthew McRae Chief Executive Officer	2018	$546,731	(7)	$—	$12,714,844	$859,921	$3,000	$1,200	$14,125,696
	2017	$103,846	(8)	$492,000	$281,342	$—	$260	$—	$877,448
Patrick C.S. Lo(9) Chairman and Chief Executive Officer of NETGEAR	2018	$895,000		$2,806,000	$2,372,254	$1,019,604	$3,000	$—	$7,095,858
	2017	$850,000		$2,020,702	$1,408,440	$293,250	$3,000	$—	$4,575,392
Christine M. Gorjanc Chief Financial Officer	2018	$556,691	(7)	$1,052,250	$3,900,701	$248,207	$3,000	$—	$5,760,849
	2017	$543,250		$771,714	$428,656	$122,223	$3,000	$—	$1,868,843
Patrick J. Collins III Senior Vice President of Arlo Products and Services	2018	$413,757	(7)	$491,050	$3,482,505	$147,580	$3,000	$9,929	$4,547,821
	2017	$394,800		$373,399	$244,946	$71,055	$3,000	$—	$1,087,200
______________________

(1)
The amounts reported in this column represent the aggregate value of the restricted stock units (“RSUs”) granted to our named executive officers during 2018 and 2017, based on the closing fair market value of our common stock or NETGEAR’s common stock on the grant date, as determined in accordance with the share-based payment accounting guidance under FASB ASC 718 (without regard to estimates of forfeitures).

(2)
The amounts reported in this column represent the aggregate value of option awards granted to our named executive officers during 2018 and 2017, based upon their grant date fair value, as determined in accordance with the share-based payment accounting guidance under FASB ASC 718 (without regard to estimates of forfeitures). For a discussion of the valuation assumptions for stock options, Item 8, Note 13 to our Original Form 10-K. With respect to option awards granted in 2018 subject to performance vesting conditions, the amount in the table reflects the grant date fair value based on maximum achievement of such performance conditions, as determined under FASB ASC 718. Assuming the highest level of achievement of the performance conditions, the aggregate maximum grant date fair value of performance-vested option awards granted in 2018 to each of Mr. McRae, Ms. Gorjanc and Mr. Collins would be $9.4 million, $2.3 million, and $2.2 million, respectively. The following table presented the expected achievement of the performance-based options.

Name	Performance Option	Maximum Shares Granted	Expected Achievements	Fair Value	Maximum Achievement Fair Value	Expected Achievement Fair Value
Matthew McRae	Tranche 2	468,750	100%	$6.88	$3,225,000	$3,225,000
	Tranche 3	468,750	100%	$6.88	$3,225,000	$3,225,000
	Tranche 4	234,375	—%	$5.84	$1,368,750	$—
	Tranche 5	234,375	—%	$6.59	$1,544,531	$—
					$9,363,281	$6,450,000
Christine M. Gorjanc	Tranche 2	117,187	100%	$6.88	$806,247	$806,247
	Tranche 3	117,187	100%	$6.88	$806,247	$806,247
	Tranche 4	58,594	—%	$5.84	$342,189	$—
	Tranche 5	58,594	—%	$6.59	$386,134	$—
					$2,340,817	$1,612,494
Patrick J. Collins III	Tranche 2	109,375	100%	$6.88	$752,500	$752,500
	Tranche 3	109,375	100%	$6.88	$752,500	$752,500
	Tranche 4	54,687	—%	$5.84	$319,372	$—
	Tranche 5	54,687	—%	$6.59	$360,387	$—
					$2,184,759	$1,505,000

(3)
Amounts for 2018 reflect a one-time grant of equity-based compensation arrangements with three named executive officers in connection with the IPO (“IPO Options”). For additional information, please refer to the section below titled “Equity-Based Incentive Awards.”

(4)	The amounts set forth in these columns are also subject to clawback provisions.

(5)	Represents bonus amounts earned under (i) NETGEAR’s 2017 and (ii) NETGEAR’s and our 2018 executive bonus plan, as applicable, and paid in February 2018 and February 2019, respectively.

(6)	Consists of matching contributions under NETGEAR’s 401(k) plan that were earned in 2017 and 2018 and paid in January 2018 and February 2019, respectively.

(7)	Mr. McRae, Ms. Gorjanc, and Mr. Collins’ 2018 base salaries were increased, effective August 2, 2018, in connection with our IPO.

(8)	Mr. McRae’s 2017 annualized base salary was prorated based on his date of hire, which was October 2, 2017.

(9)
Effective upon the appointment of Mr. McRae as our Chief Executive Officer in February 2018, Mr. Lo no longer acted as an executive officer of our company. All amounts in the table for Mr. Lo (except for the 2018 stock awards and option awards) reflect compensation from NETGEAR in his capacity as Chairman and Chief Executive Officer of NETGEAR.

(10)	During 2018, Mr. McRae received a benefits waiver of $1,200 and Mr. Collins received a watch in connection with a 10-year service award equal to $9,929.

Compensation Program Overview

Our compensation program for executive officers is designed to encourage our management team to continually achieve our short-term and long-term corporate objectives while effectively managing business risks and challenges. We provide what we believe is a competitive total compensation package to our management team through a combination of base salary, an annual performance-based bonus and long-term equity-based incentives.

The compensation of our named executive officers, including our chief executive officer, is generally reviewed and approved by our Compensation Committee (or if it deems appropriate, our Compensation Committee will make recommendations to the full Board).

Annual Base Salary

As of December 31, 2018, the annual base salaries for our named executive officers are provided below.

Name	Base Salary
Matthew McRae	$750,000
Christine M. Gorjanc	$557,000
Patrick J. Collins III	$414,000

Mr. Lo’s base salary for his services as Chairman and Chief Executive Officer of NETGEAR was $895,000 as of December 31, 2018. Mr. Lo did not receive any base salary relating to his services to Arlo in 2018.

Bonus Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate and individual goals and to reward our executives for achievement towards these goals. The annual performance-based bonus that each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals the Board or our Compensation Committee establishes each year, and the extent to which the executive achieves related individual goals. The 2018 amounts reflected as Non-Equity Incentive Plan Compensation in the Summary Compensation Table for our named executive officers reflect bonuses earned for 2018 performance under NETGEAR’s and (with the exception of Mr. Lo) Arlo’s 2018 executive bonus plan.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and Board, including our named executive officers. Our Compensation Committee is responsible for approving equity grants.

In August 2018, we granted to each of Messrs. McRae and Collins and Ms. Gorjanc the options to purchase shares of our common stock set forth below, subject to the executive remaining employed with our company through the grant date.

Name	Maximum Number of Shares Covered by Each Option
	Tranche 1 Service Option	Tranche 2 Performance Option	Tranche 3 Performance Option	Tranche 4 Performance Option	Tranche 5 Performance Option
Matthew McRae	468,750	468,750	468,750	234,375	234,375
Christine M. Gorjanc	117,188	117,187	117,187	58,594	58,594
Patrick J. Collins III	109,375	109,375	109,375	54,687	54,687

We refer to these options collectively as the “IPO Options.” Each of the IPO Options has a ten-year term and an exercise price of $16.00 and vests as follows, subject to the applicable executive’s continued employment through the applicable vesting dates:

•The Tranche 1 Service Option vests in equal monthly installments during the 24-month period that begins on the two-year anniversary of the option grant date.

•The Tranche 2 Performance Option vests on the later of (1) the date (prior to the four-year anniversary of the option grant date) of satisfaction of a cumulative registered users milestone, and (2) if the milestone has been satisfied prior to the applicable date or dates set forth in the immediately following clauses (a), (b) and (c), then (a) with respect to 25% of the Tranche 2 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 2 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 2 Performance Option, in equal monthly installments on the first day of each month beginning on September 1, 2020.

•The Tranche 3 Performance Option vests on the later of (1) the date (prior to the four-year anniversary of the option grant date) of satisfaction of a paid recurring revenue milestone, and (2) if the milestone has been satisfied prior to the applicable date or dates set forth in the immediately following clauses (a), (b) and (c), then (a) with respect to 25% of the Tranche 3 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 3 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 3 Performance Option, in equal monthly installments on the first day of each month beginning on September 1, 2020.

•The Tranche 4 Performance Option vests on the one-year anniversary of the option grant date based on the extent to which revenue and gross profit milestones for the second half of fiscal 2018 are achieved.

•The Tranche 5 Performance Option vests on the two-year anniversary of the option grant date based on the extent to which revenue and gross profit milestones for fiscal 2019 are achieved.

Upon a termination without cause or resignation with good reason that occurs outside of the “change in control protection period” (as defined below), Messrs. McRae and Collins and Ms. Gorjanc would be entitled to accelerated vesting of each of his or her IPO Options to the extent that such option would have vested during the 12 months following the termination date, but only to the extent that the performance goals with respect to such option have been satisfied prior to the employment termination.

Upon a change in control, (1) each milestone shall be deemed satisfied with respect to the maximum number of shares covered by the applicable IPO Option tranche, (2) any unvested portion of the IPO Option scheduled to vest on a date on or prior to the date of the change in control immediately shall vest, and (3) except as described in the next two paragraphs, the vesting of any portion of the IPO Option scheduled to vest on a date following the change in control will remain subject to the applicable executive’s continued service through the applicable vesting dates.

Upon a termination without cause or resignation with good reason that occurs (1) during the one month prior to or the twelve months following a change in control (the “change in control protection period”), and (2) during the two-year period immediately following completion of the IPO, Messrs. McRae and Collins and Ms. Gorjanc would be entitled to vesting of a portion of each of his or her IPO Options equal to (x) the maximum number of shares covered by the option multiplied by a fraction, the numerator of which is the number of full and partial months that have elapsed from the option grant date through the employment termination date and the denominator of which is forty-eight, minus (y) the number of shares with respect to which such IPO Option previously vested.

Upon a termination without cause or resignation with good reason that occurs (1) during the change in control protection period, and (2) after the two-year period immediately following completion of the offering, Messrs. McRae and Collins and Ms. Gorjanc would be entitled to vesting of any then unvested portion of his or her IPO Options.

In addition to the terms set forth above, each option has such terms as set forth in each individual award agreement and otherwise is covered by the applicable terms and conditions of our 2018 Equity Incentive Plan (the “2018 Plan”).

Agreements with our Named Executive Officers

In connection with the IPO, we have entered into confirmatory employment letters with each of Messrs. McRae and Collins and Ms. Gorjanc. The employment letters generally memorialize the executive officer’s base salary, target annual bonus, IPO Options, and participation in our employee benefit plans and programs.

In addition, the severance terms described below are set forth in change in control and severance agreements we entered into with each such executive officer.

Upon a termination without cause or resignation with good reason, Messrs. McRae and Collins and Ms. Gorjanc would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for Mr. McRae and Ms. Gorjanc, an additional amount equal to his or her target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, Messrs. McRae and Collins and Ms. Gorjanc would be entitled to (1) cash severance equal to a multiple (2 times for Mr. McRae and 1.5 times for Ms. Gorjanc and Mr. Collins) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for Mr. McRae and 18 for Ms. Gorjanc and Mr. Collins) of health benefits continuation and (3) vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of Messrs. McRae and Collins or Ms. Gorjanc are subject to the 20% excise tax under Section 4999 of the Code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer.

Mr. Lo is an executive officer of NETGEAR and his current employment agreement with NETGEAR governs his employment relationship with NETGEAR. Mr. Lo does not have any offer letter or employment agreement with Arlo.

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation, as applicable. In addition, certain of our named executive officers are entitled to receive certain benefits upon our termination of their employment without cause or their resignation for good reason, as provided above under “Agreements with our Named Executive Officers.”

Each of our named executive officers holds stock options and RSUs that were granted pursuant to the 2018 Plan. A description of the termination and change in control provisions in the 2018 Plan applicable to the stock options and RSUs granted to our named executive officers is provided below under “Equity Benefit Plans” and “Outstanding Equity Awards at Fiscal Year-End” and above under “Equity-Based Incentive Awards.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2018. Prior to our IPO, our employees have historically participated in NETGEAR’s various stock-based plans and as a result outstanding equity awards for NETGEAR stock held by our named executive officers as of December 31, 2018 are included in the table below.

				Option Awards					Stock Awards
Name	Issuer (1)	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (2)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (3)
Matthew McRae	NTGR	10/19/2017	(8)	5,794	14,072	—	$29.23	10/19/2027	7,500	(4)	$242,475
	ARLO	10/19/2017	(8)	11,664	28,329	—	$10.09	10/19/2027	14,852	(4)	$148,223
	ARLO	8/2/2018	(5)	—	468,750	1,406,250	$16.00	8/2/2028	—		—
Patrick C.S. Lo (7)	NTGR	2/3/2011	(8)	91,054	—	—	$20.98	2/3/2021	—		—
	ARLO	2/3/2011	(8)	183,303	—	—	$7.25	2/3/2021	—		—
	NTGR	4/26/2011	(8)	36,422	—	—	$19.69	4/26/2021	—		—
	ARLO	4/26/2011	(8)	73,321	—	—	$6.80	4/26/2021	—		—
	NTGR	6/6/2012	(8)	99,332	—	—	$18.60	6/6/2022	—		—
	ARLO	6/6/2012	(8)	199,966	—	—	$6.42	6/6/2022	—		—
	NTGR	5/16/2013	(8)	107,785	—	—	$19.33	5/16/2023	—		—
	ARLO	5/16/2013	(8)	216,983	—	—	$6.68	5/16/2023	—		—
	NTGR	6/3/2014	(8)	99,332	—	—	$19.32	6/3/2024	—		—
	ARLO	6/3/2014	(8)	199,966	—	—	$6.67	6/3/2024	—		—
	NTGR	6/2/2015	(8)	86,916	12,416	—	$18.58	6/2/2025	6,250	(4)	$202,063
	ARLO	6/2/2015	(8)	174,971	24,995	—	$6.42	6/2/2025	12,377	(4)	$123,522
	NTGR	3/24/2016	(8)	78,534	35,698	—	$23.48	3/24/2026	15,000	(4)	$484,950
	ARLO	3/24/2016	(8)	158,098	71,863	—	$8.11	3/24/2026	29,704	(4)	$296,446
	NTGR	1/27/2017	(8)	—	—	—	—	—	1,097	(6)	$35,466
	ARLO	1/27/2017	(8)	—	—	—	—	—	2,172	(6)	$21,677
	NTGR	6/1/2017	(8)	42,837	71,395	—	$25.37	6/1/2027	30,000	(4)	$969,900
	ARLO	6/1/2017	(8)	86,236	143,725	—	$8.76	6/1/2027	59,409	(4)	$592,902
	NTGR	1/25/2018	(8)	—	114,232	—	$41.67	1/25/2028	40,000	(4)	$1,293,200
	ARLO	1/25/2018	(8)	—	229,961	—	$14.39	1/25/2028	79,212	(4)	$790,536
Christine M. Gorjanc	NTGR	2/3/2011	(8)	10,305	—	—	$20.98	2/3/2021	—		—
	ARLO	2/3/2011	(8)	20,746	—	—	$7.25	2/3/2021	—		—
	NTGR	5/16/2013	(8)	5,587	—	—	$19.33	5/16/2023	—		—
	ARLO	5/16/2013	(8)	11,248	—	—	$6.68	5/16/2023	—		—
	NTGR	6/3/2014	(8)	13,658	—	—	$19.32	6/3/2024	—		—
	ARLO	6/3/2014	(8)	27,495	—	—	$6.67	6/3/2024	—		—
	NTGR	6/2/2015	(8)	17,384	3,724	—	$18.58	6/2/2025	3,000	(4)	$96,990
	ARLO	6/2/2015	(8)	34,994	7,498	—	$6.42	6/2/2025	5,941	(4)	$59,291
	NTGR	3/24/2016	(8)	23,902	10,864	—	$23.48	3/24/2026	7,500	(4)	$242,475
	ARLO	3/24/2016	(8)	48,116	21,872	—	$8.11	3/24/2026	14,852	(4)	$148,223
	NTGR	1/27/2017	(8)	—	—	—	—	—	460	(6)	$14,872
	ARLO	1/27/2017	(8)	—	—	—	—	—	911	(6)	$9,092
	NTGR	6/1/2017	(8)	13,038	21,728	—	$25.37	6/1/2027	11,250	(4)	$363,713
	ARLO	6/1/2017	(8)	26,246	43,742	—	$8.76	6/1/2027	22,278	(4)	$222,334

	NTGR	1/25/2018	(8)	—	34,766	—	$41.67	1/25/2028	15,000	(4)	$484,950
	ARLO	1/25/2018	(8)	—	69,988	—	$14.39	1/25/2028	29,704	(4)	$296,446
	ARLO	8/2/2018	(5)	—	117,188	351,562	$16.00	8/2/2028	—		—
Patrick J. Collins III	NTGR	6/6/2014	(8)	1,862	—	—	$20.07	6/6/2024	—		—
	ARLO	6/6/2014	(8)	3,749	—	—	$6.93	6/6/2024	—		—
	NTGR	4/21/2015	(8)	—	—	—	—	—	350	(4)	$11,316
	ARLO	4/21/2015	(8)	—	—	—	—	—	693	(4)	$6,916
	NTGR	6/2/2015	(8)	4,098	2,234	—	$18.58	6/2/2025	900	(4)	$29,097
	ARLO	6/2/2015	(8)	8,248	4,499	—	$6.42	6/2/2025	1,782	(4)	$17,784
	NTGR	10/19/2015	(8)	—	—	—	—	—	1,250	(4)	$40,413
	ARLO	10/19/2015	(8)	—	—	—	—	—	2,475	(4)	$24,701
	NTGR	3/24/2016	(8)	4,553	6,208	—	$23.48	3/24/2026	3,500	(4)	$113,155
	ARLO	3/24/2016	(8)	9,167	12,497	—	$8.11	3/24/2026	6,931	(4)	$69,171
	NTGR	1/27/2017	(8)	—	—	—	—	—	261	(6)	$8,438
	ARLO	1/27/2017	(8)	—	—	—	—	—	517	(6)	$5,160
	NTGR	6/1/2017	(8)	7,450	12,416	—	$25.37	6/1/2027	5,250	(4)	$169,733
	ARLO	6/1/2017	(8)	14,998	24,995	—	$8.76	6/1/2027	10,397	(4)	$103,762
	NTGR	1/25/2018	(8)	—	24,833	—	$41.67	1/25/2028	7,000	(4)	$226,310
	ARLO	1/25/2018	(8)	—	49,991	—	$14.39	1/25/2028	13,862	(4)	$138,343
	ARLO	8/2/2018	(5)	—	109,375	328,124	$16.00	8/2/2028	—		—
_________________________

(1)
Information disclosed in the above table, reflects equity awards outstanding as of December 31, 2018 and reflects the issuer of the equity awards. On December 31, 2018, NETGEAR completed the spin-off of our company by means of a special stock dividend of 62,500,000 shares of our common stock that had been owned by NETGEAR to NETGEAR stockholders of record as of the close of business on December 17, 2018. The distribution of the special stock dividend (the “Distribution”) was made on December 31, 2018. In connection with the Distribution, per the terms of the employee matters agreement between our company and NETGEAR (the “Employee Matters Agreement”), certain outstanding awards granted to our employees and NETGEAR employees under NETGEAR’s equity incentive plans were adjusted into our awards under our equity incentive plans. Following the Distribution, NETGEAR’s and our equity awards are subject to substantially the same terms and vesting conditions that applied to the original NETGEAR equity awards immediately prior to the Distribution. Refer to Item 8, Note 13 of the Original Form 10-K for details of the adjustments.

(2)
25% of the shares subject to these options vested or will vest twelve months after the grant date, and 1/48 of the shares subject to these options vested or will vest each month thereafter, subject to the optionee continuing to be a service provider through such dates.

(3)
The amounts for NETGEAR RSUs were calculated as the product of the closing price of NETGEAR’s common stock on the Nasdaq Stock Market on December 31, 2018 (the last market trading day in 2018), which was $32.33, and the number of shares pursuant to the applicable NETGEAR RSU award. The amounts for our RSUs were calculated as the product of the closing price of our common stock on the NYSE on December 31, 2018 (the last market trading day in 2018), which was $9.98, and the number of shares pursuant to the applicable our RSU award.

(4)
These RSUs will vest in four equal annual installments with the first installment vesting on the last day of the grant month and the subsequent installments vesting on the annual anniversary of the first vesting date, subject to the individual continuing to be a service provider through such dates.

(5)
On August 2, 2018, in connection with the completion of the IPO, our named executive officers were granted total of 2,781,249 shares of IPO Options, refer to “Equity-Based Incentive Awards” section above, with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). As of December 31, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied except for Tranche 4 Performance Option. Therefore, this item includes all such performance-based IPO Options granted during the year ended December 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied. Tranche 4 Performance Option’s measurement period was completed as of the second half of fiscal 2018 and none of the shares were expected to vest. We recorded an adjustment of $0.2 million reducing the stock-based compensation expense during the fourth fiscal quarter of 2018 as a result of the final determination of the performance metric for Tranche 4 Performance Option.

(6)
These restricted stock unit awards will vest in accordance with the following schedule: 80% on the first anniversary of the last day of the grant month, 10% on the second anniversary of the last day of the grant month, and 10% on the third anniversary of the last day of the grant month, subject to the recipient continuing to be a service provider on such dates.

(7)	Effective upon the appointment of Mr. McRae as our Chief Executive Officer in February 2018, Mr. Lo no longer acted as an executive officer of our company.

(8)
Our named executive officers received the Arlo equity awards in connection with the Distribution on December 31, 2018 as consideration for the NETGEAR award listed directly above in the table. The “grant date” for the Arlo awards granted in the Distribution reflect the grant date of the NETGEAR equity award under which it was distributed.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the fiscal year ended December 31, 2018.

Perquisites Health, Welfare and Retirement Benefits

Our named executive officers (other than Mr. Lo) are currently eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as our other employees. In addition, we provide a cash subsidy to any employee, including a named executive officer, who does not elect coverage under our company-sponsored medical insurance plans. We also provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “401(k) Plan.” We do not provide any other perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our current named executive officers.

Prior to the Separation, our employees, including our named executive officers, were eligible to participate in the NETGEAR benefit plans which were the same as, or similar to, the plans now offered by our company. NETGEAR also provided a cash subsidy to any employee, including our named executive officers, who did not elect coverage under NETGEAR-sponsored medical insurance plans. In addition, NETGEAR paid the premiums for term life insurance and disability insurance for all of our employees, including our named executive officers.

401(k) Plan

We currently maintain a defined contribution employee retirement plan (“401(k) plan”), for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The plan permits us to make discretionary contributions, including matching contributions and discretionary profit sharing contributions. We did not provide any such contributions in 2018 or 2017 because, prior to completion of the Separation, our employees, including our named executive officers, were eligible to participate in the NETGEAR 401(k) plan on the same basis as the NETGEAR employees. The 401(k) plan currently does not offer the ability to invest in our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c) (1)
Equity compensation plans approved by security holders	7,209,478	$12.08	8,610,651
Equity compensation plans not approved by security holders	—	$—	—
Total	7,209,478	$12.08	8,610,651
_____________________________

(1)	Includes 7,110,651 shares available for future issuance under the 2018 Plan and 1,500,000 shares available for future issuance under our 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

Equity Benefit Plans

2018 Equity Incentive Plan

In connection with the IPO, our Board adopted and our stockholders have approved, the 2018 Plan, which became effective on August 1, 2018 and has terms substantially as set forth below.

Purposes

The purposes of the 2018 Plan is to attract and retain the best available personnel; to provide additional incentive to our employees, directors, and consultants and employees and consultants of our parent, subsidiaries, or affiliates; and to promote the success of our business.

Shares Subject to Our 2018 Plan

The number of shares of our common stock currently available for issuance under the 2018 Plan is 17,290,019 as of January 1, 2019, which represents (i) 7,497,342 shares of common stock available for issuance under the 2018 Plan as of December 31, 2018 plus (ii) 6,822,787 shares of common stock issuable upon exercise or settlement of the Adjusted Awards (as defined in the 2018 Plan) plus (iii) 2,969,890 shares of common stock that were automatically added to the shares authorized for issuance under the 2018 Plan on January 1, 2019 pursuant to an “evergreen” provision contained in the 2018 Plan. On December 31, 2018, in connection with the Separation, NETGEAR equity-based awards were converted into Adjusted Awards covering 6,822,787 shares of common stock. Pursuant to the “evergreen” provision, on January 1 of each year commencing in 2019, the number of shares authorized for issuance under the 2018 Plan is automatically increased by: (a) a number equal to 4% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (b) a number determined by our board of directors that is less than the amount set forth in the foregoing clause (a).

The shares of our common stock covered by any award that is forfeited, terminates, expires, lapses without being exercised or settles for cash will again become available for issuance under the 2018 Plan. With respect to any stock appreciation rights, the net shares issued will cease to be available under the 2018 Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by delivering shares to us (by actual delivery or attestation), only the net shares delivered or attested to will cease to be available under the 2018 Plan. With respect to any award, if the exercise price and/or tax withholding obligations are satisfied by withholding shares otherwise issuable pursuant to the award, the shares that are withheld to satisfy those obligations will again become available for issuance under the 2018 Plan.

Limitations

The 2018 Plan contains certain annual award limits, and the maximum number of shares and/or cash that may be issued to any one individual (other than any non-employee director) under the 2018 Plan in any fiscal year is set forth below:

Award Type	Annual Number of Shares or Dollar Value
Stock Options	3,000,000 shares
Stock Appreciation Rights	3,000,000 shares
Restricted Stock	2,000,000 shares
Restricted Stock Units	2,000,000 shares
Performance Shares	2,000,000 shares
Performance Units	$30,000,000

Under the 2018 Plan, no outside director may be granted, in any fiscal year, share-based awards with a grant date fair value (determined in accordance with U.S. generally accepted accounting principles) greater than $500,000, increased to $1,000,000 in the fiscal year of his or her initial service as an outside director, with each of the foregoing limits increased by $25,000 on January 1 of each year during the term of the 2018 Plan.

Administration

The 2018 Plan is administered by our Compensation Committee (or such other committee of our Board as our Board may from time to time designate). Among other things, our Compensation Committee has the authority to select individuals to whom awards may be granted, determine the types of awards (as well as the number of shares of common stock to be covered by each such award) granted, and determine and modify the terms and conditions of any such awards.

Eligibility

Awards may be granted to our directors, employees, and consultants or employees and consultants of any of our parents, subsidiaries, or affiliates. Incentive stock options may be granted only to persons who as of the time of grant are our employees or employees of any of our parents or subsidiaries, and, with respect to adjusted awards, in accordance with the terms of the Employee Matters Agreement, which is defined below.

Stock Options

Each option granted under the 2018 Plan is evidenced by an award agreement specifying the number of shares subject to the option and the other terms and conditions of the option. The exercise price per share of each option may not be less than the fair market value of a share of our common stock on the date of grant (except if granted pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code). However, any incentive stock option granted to a person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all of our classes of stock or any of our parent or subsidiary corporations must have an exercise price per share equal to at least 110% of the fair market value of a share on the date of grant. The aggregate fair market value of the shares (determined on the grant date) covered by incentive stock options which first become exercisable by any participant during any calendar year also may not exceed $100,000.

Options are exercisable at such times and under such conditions as the administrator determines and as set forth in the award agreement. Unless otherwise provided in the award agreement, an option subject to only time-based vesting will become fully vested upon termination of a participant’s service for retirement, disability, or death. The 2018 Plan provides that the administrator will determine the acceptable form(s) of consideration for exercising an option. An option will be deemed exercised when we receive the notice of exercise and full payment for the shares to be exercised, together with applicable tax withholdings.

The maximum term of an option is specified in the award agreement, provided that options will have a maximum term of no more than ten years, and provided further that an incentive stock option granted to a 10% stockholder must have a term not exceeding five years.

The administrator determines and specifies in each award agreement, solely in its discretion, the post-termination exercise period applicable to an option following a participant’s terminating service with us or our applicable parent, subsidiary, or affiliate. In the absence of such a determination, a participant (or such other appropriate person) will be able to exercise the vested portion of an option for: (1) three months following the participant’s termination for reasons other than retirement, death, or disability, and (2) 12 months following the participant’s termination due to retirement, death, or disability. In no event, however, will an option be exercisable beyond its term.

Stock Appreciation Rights

A stock appreciation right gives a participant the right to receive the appreciation in the fair market value of our common stock between the date of grant of the award and the date of its exercise. Each stock appreciation right granted under the 2018 Plan is evidenced by an award agreement specifying the exercise price, the expiration date, the conditions of exercise, and other terms and conditions of the award. Unless otherwise provided in the award agreement, a stock appreciation right subject to only time-based vesting will become fully vested upon termination of a participant’s service for retirement, death or disability.

The exercise price per share of each stock appreciation right may not be less than the fair market value of a share on the date of grant. Upon exercise of a stock appreciation right, the holder of the award will be entitled to receive a payment determined by multiplying: (1) the difference between the fair market value of a share on the date of exercise and the exercise price by (2) the number of exercised stock appreciation rights. We may pay the appreciation in cash, in shares of equivalent value, or in some combination thereof. The term of a stock appreciation right will be no more than ten years from the date of grant. The terms and conditions relating to the period of post-termination exercise for options (described above) also apply to stock appreciation rights.

Restricted Stock Awards

Awards of restricted stock are rights to acquire or purchase shares of our common stock that generally are subject to transferability and forfeitability restrictions for a specified period. Each award of restricted stock is evidenced by an award agreement specifying the period during which the transfer of shares is subject to restriction (which, in the administrator’s sole discretion, may be based on the passage of time, the achievement of target levels of performance, the occurrence of other events the administrator determines, or a combination thereof), if any, the number of shares granted, and other terms and conditions of the award. Shares of restricted stock generally will be held in escrow until the end of the period of restriction applicable to such shares. Unless otherwise provided in the award agreement, a restricted stock award subject to only time-based vesting will become fully vested upon termination of a participant’s service for disability or death.

Unless otherwise provided by the administrator, a participant will forfeit any shares of restricted stock as to which the restrictions have not lapsed as of the date set forth in the award agreement. Unless the administrator provides otherwise, participants holding shares of restricted stock have the right to vote the shares and to receive any dividends paid with respect to such shares. The administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Restricted Stock Units

The administrator may grant RSUs, which represent a right to receive cash or shares of our common stock at a future date. Each RSU granted under the 2018 Plan is evidenced by an award agreement specifying the number of shares subject to the award, the form of payout, and other terms and conditions of the award.

RSUs result in a payment to a participant only if the vesting criteria the administrator establishes are achieved or the awards otherwise vest. Unless otherwise provided in the award agreement, RSUs subject to only time-based vesting will become fully vested upon termination of a participant’s service for retirement, disability or death.

After the grant of RSUs, the administrator, in its sole discretion, may reduce or waive any restrictions (including vesting criteria) with respect to such RSUs. A participant will forfeit any unearned RSUs as of the date set forth in the award agreement. Payment of earned RSUs will be made as soon as practicable after the date set forth in the award agreement, and, in the administrator’s sole discretion, will be settled in cash, shares of our common stock, or in a combination of both (which will have an aggregate fair market value equal to the earned RSUs).

Performance Units and Performance Shares

Performance units and performance shares are awards that result in a payment to a participant only if specified performance objectives or other vesting provisions are achieved during a specified performance period. Each award of performance units or shares is evidenced by an award agreement specifying the performance period during which achievement of applicable performance objectives or other vesting criteria will be measured and other terms and conditions of the award. Each performance unit has an initial value established by the administrator on or before the grant date. Each performance share has an initial value equal to the fair market value of a share on the grant date.

The administrator sets performance objectives or other vesting provisions, which may be based upon achieving company-wide, divisional, business unit or individual goals (including continued employment or service), applicable federal or state securities laws, or any other basis the administrator determines in its discretion.

After the applicable performance period has ended, the holder of performance units or shares will be entitled to receive a payout of the number of performance units or shares earned by the participant over the performance period. The administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance units or shares. Payment of earned performance units or shares will be made as soon as practicable after the end of the applicable performance period, and, in the administrator’s sole discretion, will be made in cash, in shares of equivalent value, or any combination of both (which will have an aggregate fair market value equal to the earned performance units or shares at the close of the applicable performance period). A participant will forfeit all performance units or shares that are unearned or unvested as of the date set forth in the award agreement.

Transferability of Awards

Unless otherwise determined by the administrator, awards generally are not transferable other than by will or by the laws of descent or distribution, and may be exercised during the lifetime of the participant, only by the participant.

Dissolution or Liquidation

In the event of our proposed dissolution or liquidation, the administrator will notify each participant as soon as practicable prior to the effective date of such proposed transaction. An award will terminate immediately prior to the completion of such proposed action to the extent the award has not been previously exercised.

Change in Control

The 2018 Plan provides that, in the event of a “change in control” (as defined in the 2018 Plan), each award will be treated as the administrator determines, including that: (1) awards may be assumed or substantially equivalent awards will be substituted by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments to the number and kind of shares and prices; (2) upon written notice to a participant, that the participant’s awards will terminate upon or immediately before the completion of such change in control; (3) outstanding awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an award will lapse, in whole or in part, before or upon completion of such change in control, and, to the extent the administrator determines, terminate upon or immediately before the effectiveness of such merger or change in control; (4) (a) awards will be terminated in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date the transaction occurs, or (b) awards will be replaced with other rights or property the administrator selects in its sole discretion; or (5) any combination of the foregoing. The administrator will not be required to treat all awards similarly in the transaction.

An award will not be considered assumed or substituted for unless: (1) the replacement award is the same type as the replaced award, (2) the replacement award has a value equal to the value of the replaced award as determined by the Compensation Committee in its discretion, (3) if the replaced award was equity-based, the replacement award relates to our publicly traded securities or the publicly traded securities of the surviving entity following the change in control, (4) the replacement award contains terms relating to vesting that are substantially identical to those of the replaced award and (5) if the terms and conditions of the replacement award are not less favorable to the participant than the terms and conditions of the replaced award as of the date of the change in control.

If the successor corporation does not assume or substitute for the award, options and stock appreciation rights will become fully vested and exercisable, all restrictions on restricted stock and restricted stock units will lapse, and, for awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all other terms and conditions will be deemed met. In addition, if an option or stock appreciation right is not assumed or substituted for, the administrator will notify the participant that the option or stock appreciation right will be exercisable for a period of time the administrator determines in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

With respect to awards granted to our non-employee directors, in the event of a change in control, the participant will fully vest in and have the right to exercise all of his or her outstanding options and stock appreciation rights, all restrictions on restricted stock and restricted stock units will lapse, and, for awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all other terms and conditions met.

Termination or Amendment

The 2018 Plan will automatically terminate ten years from August 1, 2018, unless terminated earlier by our Board. The administrator may amend, alter, suspend or terminate the 2018 Plan at any time, provided that no amendment may be made without stockholder approval to the extent approval is necessary or desirable to comply with any applicable laws. In addition, no amendment, alteration, suspension or termination may materially impair the rights of any participant unless mutually agreed in writing otherwise between the participant and the administrator.

Adjusted Awards

With respect to any adjusted awards, to the extent that the terms of the 2018 Plan are inconsistent with the terms of the adjusted award, the terms of the adjusted award are governed by the applicable NETGEAR plan under which the adjusted award was granted and the award agreement pursuant to which the adjusted award was granted.

2018 Employee Stock Purchase Plan

Our Board has adopted, and our stockholders have approved, the 2018 ESPP, which became effective upon the completion of our IPO in August 2018 and has terms substantially as set forth below.

Purpose

The purpose of our 2018 ESPP is to provide our eligible employees with an opportunity to purchase shares of our common stock through accumulated payroll deductions. We believe that allowing our employees to participate in the 2018 ESPP provides them with a further incentive to ensure our success and accomplish our corporate goals.

Shares Available for Issuance

On August 1, 2018, in connection with the IPO, we reserved a total of 1,500,000 shares of common stock for issuance under the 2018 ESPP and on January 1, 2019, pursuant to an “evergreen” provision contained in the 2018 ESPP, a total of 742,472 shares of common stock were automatically added to our 2018 ESPP. The number of shares of our common stock available for issuance under our 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning on January 1, 2019, in an amount equal to the least of: (1) 1,000,000 shares, (2) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (3) such number of shares as our board of directors may determine; provided, however, that such determination under clause (3) will be made no later than the last day of the immediately preceding fiscal year.

Administration

Our Board or a committee designated by our Board (referred to herein as the “administrator”) administers the 2018 ESPP. All questions of interpretation or application of the 2018 ESPP are determined by the administrator and its decisions are final and binding upon all participants.

Eligibility

Generally, each of our common law employees whose customary employment with us is at least twenty (20) hours per week and more than five (5) months in a calendar year is eligible to participate in the 2018 ESPP; except that no employee will be granted an option under the 2018 ESPP (1) to the extent that, immediately after the grant, such employee would own or have the right to purchase five percent (5%) or more of the total combined voting power or value of all classes of our capital stock or any of our parents or subsidiaries, or (2) to the extent that his or her rights to purchase stock under all of our 2018 ESPP accrues at a rate which exceeds twenty-five thousand dollars ($25,000) worth of stock (determined at the fair market value of the shares at the time such option is granted) for each calendar year in which such option is outstanding at any time.

Offering Period

Unless the administrator determines otherwise, each offering period during which an option granted pursuant to the 2018 ESPP may be exercised will have a duration of approximately six (6) months. No offering period will commence prior to the date of the distribution.

Purchase Price

Unless and until the administrator determines otherwise, the per share purchase price is eighty-five percent (85%) of the fair market value of a share of common stock on the offering date or the exercise date, whichever is lower; provided, however, that the purchase price may be adjusted by the administrator.

Exercise and Payment of the Purchase Right; Payroll Deductions

The number of whole shares of common stock that a participant may purchase in each offering period is determined by dividing the total amount of payroll deductions withheld from the participant’s compensation during that offering period by the purchase price.

Non-Transferability

Neither payroll deductions credited to a participant’s account nor any rights with regard to the exercise of an option or to receive shares under the 2018 ESPP may be assigned, transferred, pledged or otherwise disposed of in any way (other than by will, the laws of descent and distribution or by designation of a beneficiary) by the participant.

Withdrawal

Generally, a participant may withdraw all but not less than all of his or her payroll deductions credited to his or her account and not yet used to exercise his or her option under the 2018 ESPP for an offering period at any time by written notice prior to the last trading day of the offering period without affecting his or her eligibility to participate in future offering periods. Once a participant withdraws from an offering period, however, that participant may not participate again in the same offering period. To participate in a subsequent offering period, the participant must deliver a new subscription agreement to us.

Termination of Employment

Upon termination of a participant’s employment for any reason, including death or disability, he or she shall be deemed to have elected to withdraw from the 2018 ESPP and any payroll deductions credited to the participant’s account (to the extent not yet used to purchase shares of our common stock) shall be returned to the participant or, in the case of death, to the person or persons entitled thereto as provided in the 2018 ESPP, and such participant’s option will automatically be terminated.

Adjustments upon Changes in Capitalization, Dissolution or Liquidation, or Change in Control

Changes in Capitalization. Subject to any required action by our stockholders, in the event of any stock split, reverse stock split, stock dividend, combination or reclassification of our common stock, or any other change in the number of shares of our common stock effected without receipt of consideration by us (provided, however, that conversion of any of our convertible securities shall not be deemed to have been “effected without receipt of consideration”), proportionate adjustments will be made to the purchase price per share and the number and kind of shares of common stock covered by each option under the 2018 ESPP (which has not yet been exercised), as well as to the number and kind of the shares available for purchase under the 2018 ESPP and the per-person numerical limits on the number of shares that may be purchased under the 2018 ESPP.

Dissolution or Liquidation. In the event of our proposed dissolution or liquidation, the offering period then in progress will be shortened by setting a new exercise date on which such offering period will end, unless provided otherwise by the administrator. The new exercise date will be prior to the dissolution or liquidation. If the administrator shortens any offering period then in progress, the administrator will notify each participant in writing, at least ten (10) business days prior to the new exercise date, that the exercise date has been changed to the new exercise date and that the participant’s option will be exercised automatically on the new exercise date, unless the participant has already withdrawn from the offering period.

Change in Control. In the event of a “change in control,” as defined in the 2018 ESPP, each option under the 2018 ESPP will be assumed or an equivalent option will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. In the event the successor corporation refuses to assume or substitute for the options, any offering periods then in progress will be shortened by setting a new exercise date on which such offering period will end. The new exercise date will occur prior to the change of control. Further, the administrator will notify each participant in writing, at least ten (10) business days prior to the new exercise date, that the exercise date has been changed to the new exercise date and that the participant’s option will be exercised automatically on the new exercise date, unless the participant has already withdrawn from the offering period.

Amendment or Termination of the 2018 ESPP. Our 2018 ESPP will automatically terminate ten years from August 1, 2018, unless terminated earlier by the administrator. The administrator may, at any time and for any reason, terminate, amend or suspend the 2018 ESPP, including the term of any offering period then in progress. Generally, no such termination or amendment can adversely affect options previously granted and stockholder approval will be sought for certain changes as required by applicable law.

Participation in 2018 ESPP

Our employees participated in NETGEAR’s Employee Stock Purchase Plan in 2018 and completed their participation by the end of the second quarter of fiscal 2018. As of December 31, 2018, no shares had been purchased under our 2018 ESPP by our employees, as the program was suspended until the completion of the spin-off.

Participation in our 2018 ESPP is voluntary and dependent on each eligible employee’s election to participate and his or her determination as to the level of payroll deductions. An eligible employee can participate in our 2018 ESPP by completing a subscription agreement authorizing payroll deductions and filing it with our payroll office prior to the applicable offering date.

Director Compensation

Under our non-employee director compensation policy, which was adopted in August 2018 and amended in October 2018, our non-employee directors are entitled to receive the following compensation components.

Cash Retainer. Our non-employee directors are entitled to receive a $40,000 annual retainer. The Chair of our Board and members and Chairs of each committee of our Board also receive the additional annual retainers described below:

•	Chair. The Chair of our Board will receive an additional annual retainer of $50,000.

•	Audit Committee. Each member (including the Chair) of our Audit Committee will receive an annual retainer of $10,000, and the Chair will receive an additional annual retainer of $12,000.

•	Compensation Committee. Each member (including the Chair) of our Compensation Committee will receive an annual retainer of $7,500, and the Chair will receive an additional annual retainer of $7,500.

•
Nominating and Corporate Governance Committee. Each member (including the Chair) of our Nominating and Corporate Governance Committee will receive an annual retainer of $5,000, and the Chair will receive an additional annual retainer of $5,000.

•
Cybersecurity Committee. Each member (including the Chair) of our Cybersecurity Committee will receive an annual retainer of $10,000, and the Chair will receive an additional annual retainer of $10,000.

All retainers will be paid on a quarterly basis following the end of each quarter and be prorated, as needed, for partial service during such period.

Annual Grant. In addition, on an annual basis, each non-employee director who has served on the Board for at least six months at the time of our annual stockholder meeting will be eligible to receive an annual grant of a number of RSUs equal to $180,000 divided by the NYSE closing price of our common stock on the date of the annual stockholder meeting (rounded down to the nearest whole share), which will become fully vested on the date of the following year’s annual stockholder meeting.

Initial RSU Grant. Upon joining the Board, each non-employee director will be eligible to receive an initial grant of RSUs equal to $360,000 divided by the NYSE closing price of our common stock on the date of grant (rounded down to the nearest whole share), which will vest in three equal annual installments.

Continuing Education. In order to encourage continuing director education, we will also establish a budget for external director education of $7,000 over a two-year period for each director. Directors serving on multiple boards will be encouraged to obtain pro rata reimbursement of their director education expenses from each corporation that they serve. Biennially, we will arrange a continuing education session for the Board, as a whole, to attend in connection with one of its regularly scheduled meetings.

Travel Expenses. Our non-employee directors will be entitled to reimbursement for travel (first-class domestic and business-class international airfare) and other related expenses incurred in connection with their attendance at meetings of our Board and the committees thereof.

The following table details the compensation of our non-employee directors for the 2018 fiscal year.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Total ($)
Ralph E. Faison	$45,610	$359,997	—	$405,607
Jocelyn E. Carter-Miller	$36,026	$359,997	—	$396,023
Grady K. Summers	$32,810	$359,997	—	$392,807
Mike Pope	$12,299	$359,998	—	$372,297
Prashant Aggarwal	$11,473	$359,998	—	$371,471
________________________

(1)
Our non-employee director compensation policy was adopted in August 2018 and amended in October 2018. The fees earned by our non-employee directors in 2018 represent a pro rata portion of the annual cash retainers discussed above, a portion of which were paid in 2019.

(2)
The amounts included in the “Stock Awards” column represent the full grant date value of RSUs granted in 2018 calculated utilizing the provisions of the authoritative guidance for stock compensation FASB ASC718 (without regards to estimates for forfeitures). For a discussion of the valuation assumptions, see Item 8, Note 13 of the Original Form 10-K. As of December 31, 2018, each non-employee director had the following number of RSUs outstanding: Ralph E. Faison, 25,148 units; Jocelyn E. Carter-Miller, 25,148 units; Grady K. Summers, 25,148 units; Mike Pope, 28,391 units; and Prashant Aggarwal, 28,391 units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 5, 2019 by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of our company as a group; and (iv) all those known by our company to be beneficial owners of more than 5% of its common stock.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 74,438,942 shares outstanding on March 5, 2019, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is: c/o Arlo Technologies, Inc., 3030 Orchard Parkway, San Jose, California 95134.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Number of Shares Underlying Equity Awards Beneficially Owned (5)	Total Shares Beneficially Owned	Percentage of Total Shares Beneficially Owned
Greater than 5% stockholders
FMR LLC(1)	14,316,777	—	14,316,777	19.2%
BlackRock, Inc.(2)	10,725,955	—	10,725,955	14.4%
Eric Singer VIEX Capital Advisors, LLC(3)	6,329,097	—	6,329,097	8.5%
PRIMECAP Management Company(4)	4,692,700	—	4,692,700	6.3%
Directors and Named Executive Officers
Matthew McRae	49,043	15,830	64,873	*
Jocelyn E. Carter-Miller	22,593	—	22,593	*
Ralph E. Faison	121,577	—	121,577	*
Grady K. Summers	33,817	—	33,817	*
Mike Pope	—	—	—	*
Prashant Aggarwal	—	—	—	*
Patrick C.S. Lo	957,709	2,133,052	3,090,761	4.0%
Christine M. Gorjanc	78,219	217,513	295,732	*
All current executive officers and directors as a group (8 persons)	1,262,958	2,366,395	3,629,353	4.7%
________________________

*	Less than one percent.

(1)
Information regarding FMR LLC (“FMR”) is based solely on a Schedule 13G/A filed by FMR with the SEC on February 11, 2019. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210. The Schedule 13G/A indicates that FMR has sole voting power with respect to 5,211,001 shares of common stock and sole dispositive power with respect to all of its shares of common stock.

(2)
Information regarding BlackRock, Inc. (“BlackRock”) is based solely on a Schedule 13G filed by BlackRock with the SEC on February 11, 2019. BlackRock’s address is 55 East 52nd Street, New York, NY 10055. The Schedule 13G indicates that BlackRock has sole voting power with respect to 10,563,121 shares of common stock and sole dispositive power with respect to all of its shares of common stock.

(3)
Information regarding Eric Singer VIEX Capital Advisors, LLC (“VIEX”) is based jointly on a Schedule 13D filed by VIEX with the SEC on February 26, 2019. VIEX’s address is 825 Third Avenue, 33rd Floor, New York, NY 10022. The Schedule 13D indicates that there are eight reporting persons: VIEX Opportunities Fund, LP (“Series One”), VIEX Special Opportunities Fund II, LP (“VSO II”), VIEX Special Opportunities Fund III, LP (“VSO III”), VIEX GP, LLC (“VIEX GP”), VIEX Special Opportunities GP II, LLC (“VSO GP II”), VIEX Special Opportunities GO III, LLC (“VSO GP III”), VIEX Capital Advisors, LLC (“VIEX Capital”), and Eric Singer. None of the reporting persons have sole voting or dispositive power but instead have shared voting and dispositive power. VIEX Capital, as the investment manager to Series One, VSO II and VSO III, has shared power to vote or direct the vote of 6,329,097 shares and shared power to dispose or direct the disposition of 6,329,097 shares. Mr. Singer, as the managing member of each VIEX GP, VSO GP II, VSO GP III and VIEX Capital, has shared power to vote or direct the vote of 6,329,097 shares and shared power to dispose or direct the disposition of 6,329,097 shares.

(4)
Information regarding PRIMECAP Management Company (“PMC”) is based solely on a Schedule 13G filed by PMC with the SEC on February 8, 2019. PMC’s address is 177 E. Colorado Blvd., 11th Floor, Pasadena, California 91105. The Schedule 13G indicates that PMC has sole voting power with respect to 2,783,830 shares of common stock and sole dispositive power with respect to all of its shares of common stock.

(5)
The SEC deems a person to have beneficial ownership of all shares that he or she has the right to acquire within 60 days. The shares indicated represent shares underlying stock options exercisable and RSUs vesting within 60 days of March 5, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Below we describe transactions since January 1, 2018 to which we were or will be a participant and in which the amounts involved exceeded or will exceed $120,000, and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Relationship with NETGEAR

Prior to the consummation of our IPO in August 2018, we operated as an operating segment of NETGEAR. On December 31, 2018, NETGEAR completed the spin-off of our company by means of a special stock dividend of 62,500,000 shares of our common stock that had been owned by NETGEAR to NETGEAR stockholders of record as of the close of business on December 17, 2018. The Distribution was made on December 31, 2018. Prior to the Distribution, NETGEAR owned approximately 84.2% of the outstanding shares of our common stock. Following the completion of the Distribution, NETGEAR no longer owns any shares of our common stock and is no longer considered a related party.

We and NETGEAR have entered into certain agreements to effect the separation of our business from NETGEAR, provide a framework for our relationship with NETGEAR after the separation and provide for the allocation between us and NETGEAR of NETGEAR’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from NETGEAR.

The material terms of each of these agreements are summarized below. These summaries are qualified in their entirety by reference to the full text of such agreements, which are filed as exhibits to the Original Form 10-K. When used in this section, “separation date” refers to the date on which NETGEAR contributed our business to us.

Master Separation Agreement

On August 2, 2018, we entered into the Master Separation Agreement with NETGEAR (the “Master Separation Agreement”), which sets forth the agreements between us and NETGEAR regarding the principal corporate transactions required to effect our separation from NETGEAR, our IPO, and the Distribution, and other agreements governing the relationship between NETGEAR and us.

The Separation

The Master Separation Agreement identifies assets to be transferred, liabilities to be assumed and contracts to be assigned to each of us and NETGEAR as part of the separation of NETGEAR into two companies, and provides for when and how these transfers, assumptions and assignments will occur. In particular, the Master Separation Agreement provides, among other things, that, subject to certain exceptions and the terms and conditions contained therein:

•
the assets exclusively related to the businesses and operations of NETGEAR’s Arlo business as well as certain other assets mutually agreed upon by NETGEAR and Arlo, which we collectively refer to as the “Arlo Assets,” will be transferred to us or one of our subsidiaries;

•
certain liabilities (including whether accrued, contingent or otherwise) arising out of or resulting from the Arlo Assets, and other liabilities related to the businesses and operations of NETGEAR’s Arlo business, which we collectively refer to as the “Arlo Liabilities,” will be retained by or transferred to us or one of our subsidiaries;

•
all of the assets and liabilities (including whether accrued, contingent or otherwise) other than the Arlo Assets and Arlo Liabilities (such assets and liabilities, other than the Arlo Assets and the Arlo Liabilities, are referred to as the “NETGEAR Assets” and “NETGEAR Liabilities,” respectively) will be retained by or transferred to NETGEAR or one of its subsidiaries; and

•	certain shared contracts will be assigned in part to us or our applicable subsidiaries or be appropriately amended.

Except as may expressly be set forth in the Master Separation Agreement or any other transaction agreements, all assets will be transferred on an “as is,” “where is” basis, and the respective transferees will bear the economic and legal risks that (1) any conveyance will prove to be insufficient to vest in the transferee good title, free and clear of any security interest, and (2) any necessary consents or governmental approvals are not obtained or that any requirements of laws or judgments are not complied with.

Claims

In general, each party to the Master Separation Agreement assumes liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and is obligated to indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters.

Intercompany Accounts

Pursuant to the Master Separation Agreement, at or prior to the separation from NETGEAR, all intercompany accounts between NETGEAR and its subsidiaries, on the one hand, and we and our subsidiaries, on the other hand, were settled.

Further Assurances

To the extent that any transfers or assignments contemplated by the Master Separation Agreement have not been consummated on or prior to the date of the separation, the parties agreed to cooperate to effect such transfers as promptly as practicable following the date of the separation. In addition, each of the parties agreed to cooperate with the other party and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Master Separation Agreement and the other transaction agreements.

Initial Public Offering

The consummation of our IPO was subject to the satisfaction (or waiver by NETGEAR in its sole discretion) of certain conditions, each of which was met or validly waived by NETGEAR. We consummated our IPO in August 2018.

The Distribution

NETGEAR’s obligation to complete the Distribution was subject to several conditions that must be satisfied (or waived by NETGEAR in its sole discretion), each of which was met or validly waived by NETGEAR. On December 31, 2018, NETGEAR announced that it had completed the Distribution.

Releases

The Master Separation Agreement provides that, except as otherwise provided in the Master Separation Agreement or any other transaction agreements, each party will release and forever discharge the other party and its respective subsidiaries and affiliates from all liabilities existing or arising from any acts or events occurring or failing to occur or alleged to have occurred or to have failed to occur or any conditions existing or alleged to have existed on or before the separation from NETGEAR. The releases will not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation, which agreements include, but are not limited to, the Master Separation Agreement, the Transition Services Agreement, the Tax Sharing Agreement, each of which is defined below, and the transfer documents in connection with the separation.

Financial Covenants; Auditors and Audits; Annual Financial Statements and Accounting

We agreed that, while NETGEAR was required to consolidate our results of operations and financial position or account for its investment in our company under the equity method of accounting, we would comply with certain financial covenants.

Intellectual Property Matters

We and NETGEAR continued collaborating on certain technology projects during the period between August 2018 and December 2018, which resulted in the creation of new intellectual property rights. At the end of this collaboration period, we met and determined in good faith what newly created intellectual property rights owned by each party arose from the collaboration, and such newly created intellectual property rights will be licensed under the license agreement.

Indemnification

In addition, the Master Separation Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Specifically, each party will indemnify, defend and hold harmless the other party, its affiliates and subsidiaries and their respective officers, directors, employees and agents (collectively, the “indemnified parties”) for any losses arising out of or otherwise in connection with:

•
the liabilities that each such party assumed or retained pursuant to the master separation agreement (which, in our case, would include the Arlo Liabilities and, in the case of NETGEAR, would include the NETGEAR Liabilities) and the other transaction agreements;

•
the failure of NETGEAR or us to pay, perform or otherwise promptly discharge any of the NETGEAR Liabilities or the Arlo Liabilities, respectively, in accordance with their terms, whether prior to, at or after the separation;

•
any breach by such party of the master separation agreement or the other transaction agreements (other than the intellectual property rights cross-license agreement, which specifies the parties’ obligations therein); and

•
except to the extent relating to an Arlo Liability, in the case of NETGEAR, or a NETGEAR Liability, in our case, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of NETGEAR or us, respectively.

We will also indemnify, defend and hold harmless the NETGEAR indemnified parties for any losses arising out of or otherwise in connection with any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information (1) contained in our registration statement on Form S-1 (File No. 333-226088), or any prospectus (other than information provided by NETGEAR to us specifically for inclusion in our registration statement on Form S-1 (File No. 333-226088), or any prospectus), (2) contained in any of our public filings with the SEC, or (3) provided by us to NETGEAR specifically for inclusion in NETGEAR’s annual or quarterly or current reports following our initial public offering to the extent (A) such information pertains to us or the Arlo business or (B) NETGEAR has provided prior written notice to us that such information will be included in one or more annual or quarterly or current reports, specifying how such information will be presented, and the information is included in such annual or quarterly or current reports (except, in the case of clause (B), for liabilities arising out of or resulting from, or in connection with, any action or inaction of any member of NETGEAR, including as a result of any misstatement or omission of any information by NETGEAR to us).

NETGEAR will also indemnify, defend and hold harmless the Arlo indemnified parties for any losses arising out of or otherwise in connection with any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information (1) contained in our registration statement on Form S-1 (File No. 333-226088), or any prospectus provided by NETGEAR specifically for inclusion therein to the extent such information pertains to (A) NETGEAR or (B) NETGEAR’s business (for the avoidance of doubt, other than the Arlo business) or (2) provided by NETGEAR to us specifically for inclusion in our annual or quarterly or current reports following our initial public offering to the extent (A) such information pertains to (x) NETGEAR or (y) NETGEAR’s business (for the avoidance of doubt, other than the Arlo business) or (B) we have provided written notice to NETGEAR that such information will be included in one or more annual or quarterly or current reports, specifying how such information will be presented, and the information is included in such annual or quarterly or current reports (except, in the case of clause (B), for liabilities arising out of or resulting from, or in connection with, any action or inaction of ours, including as a result of any misstatement or omission of any information by us to NETGEAR.

The Master Separation Agreement also specifies procedures with respect to claims subject to indemnification and related matters.

Other Provisions

The Master Separation Agreement also governs the provision and retention of records, access to information, confidentiality, cooperation with respect to governmental filings and third-party consents and insurance.

Termination

The Master Separation Agreement may be terminated by NETGEAR. The Master Separation Agreement provides that, in the event of a termination of the Master Separation Agreement on or after the completion of our initial public offering, (1) only the provisions of the Master Separation Agreement that obligate the parties to pursue the distribution will terminate and (2) the other provisions of the Master Separation Agreement and the other transaction agreements that NETGEAR and we enter into will remain in full force and effect.

Transition Services Agreement

In August 2018, we entered into a Transition Services Agreement with NETGEAR (the “Transition Services Agreement”) pursuant to which NETGEAR provides us, and we provide NETGEAR, with specified services for a limited time to help ensure an orderly transition following the separation. The Transition Services Agreement specifies the calculation of our costs for these services. The cost of these services will be negotiated between us and NETGEAR.

In general, the services began in August 2018 and will cover a period generally not expected to exceed 12 months following the Distribution. We and NETGEAR have agreed to perform our respective services with substantially the same nature, quality, standard of care and service levels at which the same or similar services were performed by or on behalf of us or NETGEAR, as applicable, prior to the separation or, if not so previously provided, then substantially similar to those which are applicable to similar services provided to the affiliates or other business components of us or NETGEAR, as applicable.

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

Tax Matters Agreement

In August 2018, we entered into a Tax Matters Agreement with NETGEAR (the “Tax Matters Agreement”) that governs our respective rights, responsibilities and obligations with respect to tax matters (including responsibility for taxes attributable to us and our subsidiaries, entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other matters).

We agree in the Tax Matters Agreement to be responsible for and to indemnify NETGEAR for: (i) all income taxes imposed with respect to any consolidated, combined, or unitary tax return of NETGEAR or any of its subsidiaries that includes us or any of our subsidiaries to the extent attributable to us or any of our subsidiaries, as determined under the tax matters agreement, and (ii) all taxes imposed with respect to any of our subsidiaries’ consolidated, combined, unitary, or separate tax returns, in each case, for any taxable period (or portion thereof) beginning after July 2, 2018.

The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the Distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. We agree that each party will be responsible for any taxes and related amounts imposed on us or NETGEAR as a result of the failure to so qualify, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.

In addition, we agree that we and our subsidiaries will be subject to certain restrictions during the two-year period following the Distribution that are intended to prevent the Distribution, together with certain related transactions, from failing to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Specifically, during such period, except in specific circumstances or unless NETGEAR waives our obligation to comply with such restrictions, we expect that we and our subsidiaries will generally be prohibited from: (i) ceasing to conduct certain businesses, (ii) entering into certain transactions or series of transactions pursuant to which all or a portion of our common stock would be acquired or all or a portion of certain of our and our subsidiaries’ assets would be acquired, (iii) liquidating, merging or consolidating with any other person, (iv) issuing equity securities beyond certain thresholds, (v) repurchasing our stock other than in certain open-market transactions or (vi) taking or failing to take any other action that would cause the distribution, together with certain related transactions, to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 and 368(a)(1)(D) of the Code.

Employee Matters Agreement

In August 2018, we entered into an Employee Matters Agreement that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated in prior to the Distribution, as well as other human resources, employment and employee benefit matters.

The Employee Matters Agreement generally provides, unless otherwise specified, that following July 2, 2018: (1) NETGEAR will be responsible for liabilities associated with employees employed by NETGEAR on and following July 2, 2018 and all former employees of NETGEAR (including former employees of the Arlo business) who terminated employment prior to July 2, 2018 and (2) Arlo will be responsible for liabilities associated with employees employed by Arlo on and following July 2, 2018 and all former employees of Arlo who terminate employment on or following July 2, 2018. Between July 2, 2018 and the date of the Distribution (or such earlier date agreed between the parties), Arlo employees will continue to participate in the NETGEAR health, welfare and retirement benefit plans and the cost of the participation of Arlo employees in such plans will be borne by Arlo.

Generally, subject to limited exceptions, following the effective time of the Distribution (or such earlier date agreed between the parties) Arlo employees participate in Arlo’s health, welfare and retirement plans and Arlo is responsible for all liabilities relating to such plans.

The Employee Matters Agreement also describes how NETGEAR equity-based compensation awards were adjusted in connection with the Distribution.

Intellectual Property Rights Cross-License Agreement

In August 2018, we entered into an Intellectual Property Rights Cross-License Agreement with NETGEAR (the “Cross-License Agreement”), which governs our and NETGEAR’s respective rights, responsibilities and obligations with respect to certain patents, copyrights, trade secret and intellectual property rights (other than trademarks).

Pursuant to the Cross-License Agreement, NETGEAR and Arlo, as the case may be (in such capacity, a “licensor”), granted the other party and its subsidiaries (in such capacity, the “licensee”), subject to certain limitations with respect to patents and certain core software described below, a non-exclusive, royalty free, irrevocable, worldwide license to licensor’s intellectual property rights to permit the licensee to continue the current and future operation of the licensee’s business, including to make, sell and otherwise produce and commercialize its products. The license to the licensor’s intellectual property rights (other than to patents and core software) may be sub-licensed to third parties by the licensee in the ordinary course of licensee’s business.

Our license to NETGEAR and its subsidiaries includes a license to all of our patents and patents arising from our applications that exist at the time of the separation, and NETGEAR’s license to us includes a license to any NETGEAR patent practiced by our business or products and any patent arising from a NETGEAR application related to our business or products as of the time of the separation. The license to a licensor’s patents includes a limitation that the licensee may not sub-license its license to third parties. The license to certain identified software of each party which is core to such party’s products (“core software”) includes the limitation that the licensee may not redistribute or sub-license the source code for such core software to a third party.

The Cross-License Agreement is transferable by a party in a change of control, provided that the licenses to patents and the core software will not extend to the acquiring party’s products or services.

All licenses granted to a licensee extend to any entity that is a subsidiary of the licensee for so long as such entity is a subsidiary. If a subsidiary that is actively engaged in a line of business ceases to be a subsidiary of the licensee (NETGEAR or Arlo, as the case may be), such entity may retain the licenses granted to it, but only with respect to the line of business in which it is engaged at the effective time of it ceasing to be a subsidiary, and provided that such entity and its acquiror (in the event it ceases to be a subsidiary as a result of being acquired by a third party), agree in writing to be bound by the terms of the intellectual property rights cross-license agreement. If the entity is acquired by a third party, the sub-license will not extend to the acquiror’s products, business or operations.

The licenses are granted by the licensor on an as-is basis and without any warranty. The Cross-License Agreement also provides that each party, in its capacity as a licensee, will indemnify the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement.

Registration Rights Agreement

In August 2018, we entered into a Registration Rights Agreement with NETGEAR (the “Registration Rights Agreement”), containing customary representations, warranties and covenants, pursuant to which we granted NETGEAR and its affiliates certain registration rights with respect to our common stock owned by them. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

The Registration Rights Agreement provides that each holder is entitled to unlimited piggyback registration rights with respect to its registrable securities, such that each holder can include its registrable securities in registration statements filed by us, including registration effected by us for security holders other than holders, subject to certain limitations. The Registration Rights Agreement also grants NETGEAR and its subsidiaries that hold registrable securities demand registration rights requiring that we register registrable securities held by holders and take all actions reasonably necessary or desirable to expedite or facilitate the disposition of registrable securities. NETGEAR and its subsidiaries that hold registrable securities may request up to two registrations in any 12-month period, subject to certain limitations. Our obligation to effect demand registration rights will not be relieved to the extent we effect piggyback registration rights.

We will pay the costs incident to our compliance with the registration rights agreement but the holders will pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations.

Pursuant to the Registration Rights Agreement, we will indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act of 1933, as amended (the “Securities Act”) registering shares pursuant to the Registration Rights Agreement) against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. Holders will similarly indemnify us but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

Employment Arrangements

We currently have written confirmatory employment letters with our executive officers. For information about our employment agreements with our named executive officers, refer to “Executive Compensation - Agreements with our Named Executive Officers.”

Equity Awards Granted to Executive Officers and Directors

We have granted stock options and restricted stock units to our executive officers and directors.  For information about our stock option and RSU awards to our named executive officers and our directors, refer to “Executive Compensation-Outstanding Equity Awards at Fiscal Year-End” and “Executive Compensation-Non-Employee Director Compensation.”

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Related Person Transactions

We have a general policy that all material transactions with a related party, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by our Audit Committee and its independent members, who will determine whether such transactions or proposals are fair and reasonable to our company and our stockholders. In general, potential related-party transactions will be identified by our management and discussed with our Audit Committee at its meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to our Audit Committee with respect to each issue under consideration, and decisions will be made by our Audit Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our Audit Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors.

Director Independence

As required under the NYSE listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with our counsel to ensure that our Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent auditors, our Board has affirmatively determined that the following five directors are independent directors under the applicable rules of the NYSE: Ms. Carter-Miller and Messrs. Faison, Summers, Aggarwal and Pope. In making this determination, our Board found that none of our directors had a material or other disqualifying relationship with our company. Mr. McRae is not considered independent because he is an executive officer of our company.

Our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are comprised entirely of directors who meet the independence requirements set forth in Section 303A.07(a) and Section 303A. 02 of the NYSE Listed Company Manual.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table represents aggregate professional services fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2018:

Audit Fees	$3,836,592
Tax Fees	19,797
All Other Fees	900
Total Fees	$3,857,289

Audit Fees. Consist of fees billed for professional services by PricewaterhouseCoopers LLP for audit and quarterly review of our financial statements and review of our registration statement for our IPO, and related services that are normally provided in connection with statutory and regulatory filings or engagements. A total of $1,120,000 audit fees were billed and paid by NETGEAR on behalf of our company as part of the Master Separation Agreement in connection with our registration statement for our IPO.

Tax Fees. Consists of fees billed for professional services including assistance regarding federal, state and international tax compliance and related services, as well as professional services for tax advice and tax planning.

All Other Fees. Consists of fees billed for use of an online disclosure checklist provided by PricewaterhouseCoopers LLP.

Prior to the IPO, all fees were pre-approved by our Audit Committee of NETGEAR and after the IPO, all fees described above were pre-approved by our Audit Committee.

Pre-Approval Policies and Procedures

After the IPO, our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

Our Audit Committee has determined that the rendering of services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Exhibit Description
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of April 2019.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No.1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	April 30, 2019
Matthew McRae	(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC	Chief Financial Officer	April 30, 2019
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL *	Director	April 30, 2019
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER *	Director	April 30, 2019
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON *	Director	April 30, 2019
Ralph E. Faison

/s/ MICHAEL W. POPE *	Director	April 30, 2019
Michael W. Pope

/s/ GRADY K. SUMMERS *	Director	April 30, 2019
Grady K. Summers

*Pursuant to Power of Attorney

BY: /s/ MATTHEW MCRAE
Matthew McRae, as attorney in fact