Form 10-Q
period 2019-03-31
Arlo Technologies, Inc.
filed 2019-05-06
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                    to

Commission file number: 001-38618
ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-4061754
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3030 Orchard Parkway, San Jose, California 95134	95134
(Address of principal executive offices)	(Zip Code)
(408) 890-3900
(Registrant’s telephone number including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ARLO	New York Stock Exchange

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 74,548,465 as of April 19, 2019.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$135,582	$151,290
Short-term investments	44,792	49,737
Accounts receivable, net	71,566	166,045
Inventories	131,227	124,791
Receivables from NETGEAR, net	130	12,184
Prepaid expenses and other current assets	11,121	11,427
Total current assets	394,418	515,474
Property and equipment, net	28,988	49,428
Operating lease right-of-use assets	27,033	—
Intangibles, net	2,442	2,823
Goodwill	15,638	15,638
Restricted cash	4,133	4,134
Other non-current assets	7,722	8,449
Total assets	$480,374	$595,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,016	$82,542
Deferred revenue	25,961	26,678
Accrued liabilities	119,055	172,036
Income tax payable	1,140	734
Total current liabilities	201,172	281,990
Non-current deferred revenue	21,776	23,313
Non-current operating lease liabilities	25,256	—
Non-current financing lease obligation	—	19,978
Non-current income taxes payable	22	22
Other non-current liabilities	7	1,141
Total liabilities	248,233	326,444
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock	—	—
Common stock	75	74
Additional paid-in capital	318,862	315,277
Accumulated other comprehensive income	56	—
Accumulated deficit	(86,852)	(45,849)
Total stockholders’ equity	232,141	269,502
Total liabilities and stockholders’ equity	$480,374	$595,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per share data)
Revenue:
Products	$46,608	$92,431
Services	11,272	8,207
Total revenue	57,880	100,638
Cost of revenue:
Products	50,284	67,843
Services	5,651	3,742
Total cost of revenue	55,935	71,585
Gross profit	1,945	29,053

Operating expenses:
Research and development	18,161	12,025
Sales and marketing	14,221	11,212
General and administrative	10,536	4,878
Separation expense	906	6,557
Total operating expenses	43,824	34,672

Loss from operations	(41,879)	(5,619)
Interest income	862	—
Other income (expense), net	(47)	575
Loss before income taxes	(41,064)	(5,044)
Provision for income taxes	220	319
Net loss	$(41,284)	$(5,363)

Net loss per share:
Basic	$(0.55)	$(0.09)
Diluted	$(0.55)	$(0.09)
Weighted average shares used to compute net loss per share:
Basic	74,409	62,500
Diluted	74,409	62,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net loss	$(41,284)	$(5,363)
Other comprehensive income, before tax:
Unrealized gain on derivative instruments	40	—
Unrealized gain on available-for-sale securities	21	—
Total other comprehensive income, before tax	61	—
Tax provision related to derivative instruments	(5)	—
Total other comprehensive income, net of tax	56	—
Comprehensive loss	$(41,228)	$(5,363)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax						281	281
Net loss						(41,284)	(41,284)
Stock-based compensation expense			4,653				4,653
Issuance of common stock under stock-based compensation plans	481	1	—				1
Restricted stock unit withholdings	(176)		(1,068)				(1,068)
Change in unrealized gains and losses on available-for-sale securities, net of tax					21		21
Change in unrealized gains and losses on derivatives, net of tax					35		35
Balance as of March 31, 2019	74,552	$75	$318,862	$—	$56	$(86,852)	$232,141

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2017	—	$—	$—	$125,419	$—	$—	$125,419
Cumulative-effect adjustment from adoption of ASC 606, net of tax				(3,061)			(3,061)
Net loss				(5,363)			(5,363)
Net transfer to Parent				(24,910)			(24,910)
Stock-based compensation expense funded by NETGEAR				852			852
Balance as of April 1, 2018	—	$—	$—	$92,937	$—	$—	$92,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(41,284)	$(5,363)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,025	887
Premium amortization / discount accretion on investments, net	(137)	—
Stock-based compensation expense	4,653	852
Deferred income taxes	(12)	—
Changes in operating assets and liabilities:
Accounts receivable, net	94,479	56,248
Inventories	(6,436)	(21,274)
Receivables from NETGEAR, net	12,054	—
Prepaid expenses and other assets	1,060	(737)
Accounts payable	(27,486)	35
Deferred revenue	(2,254)	2,583
Accrued and other liabilities	(53,553)	(8,160)
Income taxes payable	406	319
Net cash provided by (used in) operating activities	(15,485)	25,390
Cash flows from investing activities:
Purchases of property and equipment	(4,260)	(410)
Purchases of short-term investments	(9,897)	—
Proceeds from maturities of short-term investments	15,000	—
Net cash provided by (used in) investing activities	843	(410)
Cash flows from financing activities:
Proceeds related to employee benefit plans	1	—
Restricted stock unit withholdings	(1,068)	—
Net investment to parent	—	(24,910)
Net cash used in financing activities	(1,067)	(24,910)
Net increase (decrease) in cash and cash equivalents and restricted cash	(15,709)	70
Cash and cash equivalents and restricted cash, at beginning of period	155,424	108
Cash and cash equivalents and restricted cash, at end of period	$139,715	$178

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$(1,095)	$(120)
De-recognition of build-to-suit assets and liabilities	$(21,610)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation
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

On November 29, 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR. The Distribution was made on December 31, 2018 (the “Distribution Date”) to all NETGEAR stockholders of record as of the close of business on December 17, 2018 (the “Record Date”). In the Distribution, each NETGEAR stockholder of record on the Record Date received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held on the Record Date, subject to cash in lieu of fractional shares. The Distribution was intended to qualify as generally tax free to NETGEAR stockholders for U.S. federal income tax purposes. In connection with the Distribution, 62,500,000 shares of Arlo common stock held by NETGEAR were distributed to its stockholders and NETGEAR is no longer considered a related party to the Company.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods. The Company has evaluated all subsequent events through the date the financial statements were issued.

Allocated Expenses from NETGEAR

Prior to the completion of the IPO, NETGEAR provided certain corporate services to the Company, which were allocated based on revenue, headcount, or other measures the Company has determined as reasonable through July 1, 2018. The amount of these allocations from NETGEAR reflected within operating expenses in the unaudited condensed consolidated statements of operations was $13.8 million for the three months ended April 1, 2018, which included $4.3 million for research and development, $4.6 million for sales and marketing, and $4.9 million for general and administrative expense. Following July 1, 2018, the Company assumed responsibility for the costs of these functions.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.
Use of estimates
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes during the three months ended March 31, 2019, other than the accounting policy discussed below.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the incremental borrowing rate based on the information available was used at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made before the lease commencement date less any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. The lease agreements with lease and non-lease components are generally accounted as a single component.

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

Accounting Pronouncements Recently Adopted

ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a ROU asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The liability will be equal to the net present value of minimum lease payments while the ROU asset will be based on the liability, subject to adjustment, such as for initial direct costs. On January 1, 2019 (“adoption date”), the Company adopted the new standard utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether an expired or existing contracts as of adoption date contain a lease, (2) lease classification for any expired or existing lease as of the adoption date and (3) initial direct costs for any existing lease as of the adoption date. The Company also elected to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of ASU 2016-02 resulted in the recognition

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of ROU assets and lease liabilities for operating leases of $14.4 million as of January 1, 2019 on its unaudited condensed consolidated balance sheets, with no material impact its consolidated statements of operations and cash flows.

In addition, the Company was deemed to be the accounting owner of its build-to-suit lease arrangement for its San Jose corporate headquarters and the construction was in progress at adoption date. As such, the Company reevaluated its build-to-suit lease arrangement under ASU 2016-02 to ascertain whether it meets the criteria as the accounting owner of the build-to-suit lease arrangement through control of the underlying leased asset. The Company concluded that it did not have control over the underlying leased asset. As a result, the Company de-recognized the build to suit asset and liability as of adoption date of $21.6 million of Property and equipment and $21.9 million of financing lease obligations. The difference of $0.3 million between the de-recognized assets and the financing lease obligations was recorded as an adjustment to Accumulated deficit as of adoption date as mentioned above. The Company accounted for its San Jose Corporate lease arrangement as operating lease under ASU 2016-02. Consequently, as of March 31, 2019, the construction of its leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company resulting in lease commencement for the portion that was completed and occupied by the Company. Therefore as of March 31, 2019, the Company proportionally recorded an estimated value of ROU assets and lease liabilities of $14.3 million representing two thirds of the value of the ROU and lease liabilities. Upon expected completion of the leasehold improvements in the second quarter of fiscal 2019, the Company will recognize the remaining estimated value of ROU and lease liabilities of approximately $7.2 million. Refer to Note 8. Commitments and Contingencies, for further details of the impacts on the adoption.

Accounting Pronouncements Not Yet Effective

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3.	Balance Sheet Components

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with the Company’s lease agreement for its headquarters in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table totals cash and cash equivalents and restricted cash as reported on the consolidated balance sheet as of March 31, 2019 and December 31, 2018, and the sum is presented on the consolidated statements of cash flows:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$135,582	$151,290
Restricted cash	4,133	4,134
Total as presented on the consolidated statements of cash flows	$139,715	$155,424

Available-for-sale short-term investments

	As of March 31, 2019				As of December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$44,773	$19	$—	$44,792	$49,739	$2	$(4)	$49,737

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months.

Accounts receivable, net

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Gross accounts receivable	$71,998	$166,172
Allowance for doubtful accounts	(432)	(127)
Total accounts receivable, net	$71,566	$166,045

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

The components of property and equipment are as follows:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Machinery and equipment	$11,447	$11,415
Leasehold improvements (1)	2,917	3,007
Software	10,628	10,624
Computer equipment	3,824	4,342
Furniture and fixtures	1,180	2,698
Construction in progress (1)	12,095	28,357
Total property and equipment, gross	42,091	60,443
Accumulated depreciation and amortization	(13,103)	(11,015)
Total property and equipment, net	$28,988	$49,428
_________________________

(1)
The Company had a build-to-suit lease arrangement under its corporate headquarters lease in San Jose, California. Upon the adoption of ASU 2016-02, the Company concluded that it did not have control over the underlying leased asset and de-recognized $21.6 million of Construction of progress. Refer to Note 8, Commitments and Contingencies, for further details.

Depreciation and amortization expense pertaining to property and equipment was $2.0 million and $0.5 million for the three months ended March 31, 2019 and April 1, 2018, respectively. Allocated depreciation expense from NETGEAR was $0.7 million for the three months ended April 1, 2018. For the periods prior to the completion of the IPO, the unaudited condensed consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR. Refer to Allocated Expenses from NETGEAR as discussed in Note 1, The Company and Basis of Presentation, for detailed disclosures regarding the methodology used for allocated expenses from NETGEAR.

Intangibles, net

	As of March 31, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(7,508)	$2,292	$9,800	$(7,165)	$2,635
Other	500	(350)	150	800	(612)	188
Total intangibles, net	$10,300	$(7,858)	$2,442	$10,600	$(7,777)	$2,823

As of March 31, 2019, the remaining weighted-average estimated useful life of intangibles was 1.6 years. Amortization of intangibles was $0.4 million and $0.4 million for the three months ended March 31, 2019 and April 1, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2019, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2019 (remaining nine months)	$1,136
2020	1,306
Total estimated amortization expense	$2,442

Goodwill

There was no change in the carrying amount of goodwill during the three months ended March 31, 2019 and the goodwill as of December 31, 2018 and March 31, 2019 was as follows (in thousands):

As of December 31, 2018	$15,638
As of March 31, 2019	$15,638

Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company’s common stock declined after the Company announced its fourth quarter of fiscal year 2018 earnings release on February 5, 2019. The average closing price per share for the common stock for the eight trading days after such earnings release was $3.71, a 223.3% decrease compared to the average closing price for the fourth quarter of fiscal year 2018. A sustained decline in common stock and the resulting impact to the Company’s market capitalization as well as a downward revision to the Company’s business outlook for fiscal year ending December 31, 2019 are qualitative factors to consider when evaluating whether events or changes in circumstances indicate it is a more likely than not a potential goodwill impairment exists. The Company concluded that the decline in the price of its common stock in February 2019 did represent a sustained decline and therefore was an indicator that the Company’s goodwill might be impaired. As a result, the Company performed a quantitative assessment as of February 7, 2019.

The Company operates as one operating and reportable segment. To determine the fair value for the reporting unit, the Company utilized its common stock price and included a market participant acquisition premium (“MPAP”) assumption. A significant decrease in MPAP could result in a significantly lower fair value estimate. The concluded fair value exceeded the Company's carrying amount by approximately 29.8%. Decreasing the selected MPAP of 25% by 250 basis points would result in the concluded fair value exceeding the carrying amount by approximately 27.2%. As fair value was greater than carrying amount, goodwill was not impaired as of December 31, 2018 using the February 7, 2019 valuation. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $15.6 million. As of March 31, 2019 and December 31, 2018, the Company’s goodwill was not impaired.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$1,121	$1,108
Deposits	3,484	4,084
Other	3,117	3,257
Total other non-current assets	$7,722	$8,449

Accrued liabilities

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Sales and marketing	$54,011	$75,863
Sales returns	30,804	49,247
Warranty obligation	3,201	3,712
Accrued employee compensation	8,626	11,897
Freight	1,300	3,913
Current financing lease obligation	—	1,632
Other	21,113	25,772
Total accrued liabilities	$119,055	$172,036

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.	Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$5,722	$5,722	$—
Available-for-sale securities: U.S. treasuries (1)	44,792	44,792	—
Foreign currency forward contracts (2)	288	—	288
Total assets measured at fair value	$50,802	$50,514	$288
Liabilities:
Foreign currency forward contracts (3)	$43	$—	$43
Total liabilities measured at fair value	$43	$—	$43
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of March 31, 2019, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of March 31, 2019, the Company has no Level 3 fair value assets or liabilities.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5.	Derivative Financial Instruments

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 31, 2019 are summarized as follows:

Derivative Assets	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$242	$293	Other accrued liabilities	$39	$46
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	46	29	Other accrued liabilities	4	25
Total		$288	$322		$43	$71

Refer to Note 4, Fair Value Measurements, for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Gross amounts offsetting of derivative instruments

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of March 31, 2019 and December 31, 2018:

As of March 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$210	$—	$210	$(24)	$—	$186
JP Morgan	75	—	75	(19)	—	56
Wells Fargo Bank	3	—	3	—	—	3
Total	$288	$—	$288	$(43)	$—	$245

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$100	$—	$100	$—	$—	$100
Wells Fargo Bank	222	—	222	(68)	—	154
Total	$322	$—	$322	$(68)	$—	$254

The following tables set forth the offsetting of derivative liabilities as of March 31, 2019 and December 31, 2018:

As of March 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$24	$—	$24	$(24)	$—	$—
JP Morgan	19	—	19	(19)	—	—
Total	$43	$—	$43	$(43)	$—	$—

As of December 31, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$3	$—	$3	$—	$—	$3
Wells Fargo Bank	68	—	68	(68)	—	—
Total	$71	$—	$71	$(68)	$—	$3

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company entered into eight forward contracts per quarter with an average size of $2.6 million USD equivalent related to its cash flow hedging program. The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 are summarized as follows:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$57,880	$55,935	$18,161	$14,221	$10,536
Gains (losses) on cash flow hedge	$120	$(1)	$(18)	$(11)	$(5)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the consolidated statements of operations, refer to Note 6, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended March 31, 2019.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about five non-designated derivatives per quarter with an average size of $2.4 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the consolidated statements of operations for the year ended March 31, 2019 are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		March 31, 2019	April 1, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$121	$—

Note 6.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 31, 2019:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income (loss) before reclassifications	21	125	(5)	141
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	85	—	85
Net current period other comprehensive income (loss)	21	40	(5)	56
Balance as of March 31, 2019	$19	$42	$(5)	$56

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 31, 2019:

	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$125	$120	Revenue
Foreign currency contracts		(1)	Cost of revenue
Foreign currency contracts		(18)	Research and development
Foreign currency contracts		(11)	Sales and marketing
Foreign currency contracts		(5)	General and administrative
		$85	Total *
_________________________
* Tax impact to hedging gains and losses from derivative contracts was immaterial.

Note 7.Deferred Revenue

Deferred Revenue

Deferred revenue consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Deferred revenue primarily consists of prepaid services and customer billings in advance of revenues being recognized from the Company subscription contracts.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$41,385	$15,847	$6,580	$63,812

Majority of the performance obligation over one year pertains to revenue deferral from prepaid services.

For the three months ended March 31, 2019, $9.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $11.5 million of revenue was recognized for the satisfaction of performance obligations over time. $8.6 million of this recognized revenue was included in the

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 12, Segment and Geographic Information, for revenue by geography.

Note 8.	Commitments and Contingencies

Operating Leases

The Company leases primarily office space with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of the Company’s facility for certain leases provide for rental payments on a graduated scale. The Company recognizes lease expense on a straight-line basis over the lease term.

The operating lease expense for the three months ended March 31, 2019 was as follows:

	Statements of Operations Location	March 31, 2019
		(In thousands)
Operating lease cost (1)	General and administrative	$863
________________________

(1)	Included short-term leases and variable lease costs which were immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effect of accounting standards adoption of ASU 2016-02 on the unaudited condensed consolidated statement of balance sheets and supplemental balance sheet information related to operating leases as of March 31, 2019 were as follows:

Leases	Balance Sheet Location	March 31, 2019	January 1, 2019	December 31, 2018
		(In thousands)
Build-to-suit lease (1)	Property and equipment, net	$—	$(21,610)	$21,610
Build-to-suit lease (1)	Accrued liabilities	—	(281)	281
Build-to-suit lease (1)	Accrued liabilities	—	(1,632)	1,632
Build-to-suit lease (1)	Non-current financing lease obligation	—	(19,978)	19,978
Build-to-suit lease (1)	Retained earnings (Accumulated deficit)	281	281	—

Operating leases (2)	Operating lease right-of-use assets	27,033	14,400	—
Operating leases (2)	Accrued liabilities	—	(107)	107
Operating leases (2)	Accrued liabilities	3,135	2,356	—
Operating leases (2)	Non-current deferred rent	—	(1,141)	1,141
Operating leases (2)	Non-current operating lease liabilities	25,256	12,044	—
________________________

(1)
The Company was deemed to be the accounting owner of its build-to-suit lease arrangement for its San Jose corporate headquarters and the construction was in progress at adoption date. As such, the Company reevaluated its build-to-suit lease arrangement under ASU 2016-02 to ascertain whether it meets the criteria as the accounting owner of the build-to-suit lease arrangement through control of the underlying leased asset. The Company concluded that it did not have control over the underlying leased asset. As a result, the Company de-recognized the build to suit asset and liability as of adoption date of $21.6 million of Property and equipment and $21.9 million of financing lease obligations. The difference of $0.3 million between the de-recognized assets and the financing lease obligations was recorded as an adjustment to Accumulated deficit as of the adoption date.

(2)
The Company adopted ASU 2016-02 on January 1, 2019 which resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million on its unaudited condensed consolidated balance sheets. The ROU assets were reduced by $0.1 million current deferred rent and $1.1 million non-current deferred rent which have been de-recognized along with the adoption. As of March 31, 2019, the construction of the Company’s leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company, resulting in lease commencement inception for the portion that was completed and occupied by the Company. Therefore, the Company proportionally recorded an estimated value of ROU assets and lease liabilities of $14.3 million, representing two thirds of the value of the ROU and lease liabilities. Upon expected completion of the leasehold improvements in the second quarter of fiscal 2019, the Company will recognize the remaining estimated value of ROU and lease liabilities of approximately $7.2 million.

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$756
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$14,559

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted average remaining lease term and weighted average discount rate related to operating leases for the three months ended March 31, 2019 were as follows:

Weighted average remaining lease term	6.0 years
Weighted average discount rate	5.58%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of March 31, 2019 was as follows (in thousands):

2019 (Remaining nine months)	$3,167
2020	5,021
2021	4,864
2022	4,730
2023	4,023
Thereafter	13,786
Total lease payments	35,591
Less: interest (1)	(7,200)
Total	$28,391

Accrued liabilities	$3,135
Non-current operating lease liabilities	25,256
Total	$28,391
________________________

(1)	Calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases.

As of December 31, 2018, future minimum lease payments under non-cancelable operating leases and build-to-suit lease arrangements, for each of the next five years and thereafter were as follows (in thousands):

Leases (1)
2019	$4,634
2020	5,813
2021	5,678
2022	5,580
2023	4,903
Thereafter	19,252
Total	$45,860
________________________

(1)	Amounts are based on ASC 840, Leases that was superseded upon the adoption of ASC 842, Leases on January 1, 2019.

Letters of Credit

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of March 31, 2019, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of March 31, 2019, the Company had approximately $28.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of March 31, 2019, the loss liability from committed purchases was $2.9 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Balance at the beginning of the period	$3,712	$31,756
Reclassified to sales returns upon adoption of ASC 606 (1)	—	(28,713)
Provision for warranty obligation made during the period	—	633
Settlements made during the period	(511)	(189)
Balance at the end of the period	$3,201	$3,487
________________________

(1)
Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed putative securities class action complaints in the Superior Court of California, County of Santa Clara, and in the U.S. District Court for the Northern District of California against the Company and certain of its executives and directors.  Some of these actions also name as defendants the underwriters in the Company’s IPO and NETGEAR, Inc.  The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018; Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019; Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019; Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019; Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019; and Hill v. Arlo Technologies, Inc. et al., No. 19CV343033, filed February 22, 2019.  The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., No. 19-CV-00372, filed January 22, 2019.  The complaints generally allege that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended. The complaints seek unspecified monetary damages and other relief on behalf of investors who purchased Arlo common stock issued pursuant and/or traceable to the IPO offering documents.

A case management conference for all state actions is scheduled for May 31, 2019. In the state court lawsuits, the court has issued an order deeming the cases complex and temporarily staying discovery. The plaintiffs are seeking to consolidate their cases and file a consolidate complaint. In the federal action, four investors filed motions to be appointed lead plaintiff. A hearing on the lead plaintiff motions is scheduled for May 9, 2019. The Company has not filed an answer in the state court or federal court lawsuits. Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt the Company’s financial condition and results of operations and divert management’s attention and resources from our business. At this point, however, it is too early to reasonably estimate any financial impact to the Company resulting from these litigation matters.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of March 31, 2019.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of March 31, 2019. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreements

NETGEAR has signed various employment agreements with the Company’s key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for up to one year. Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, certain key employees are entitled to up to two years acceleration of any unvested portion of his or her equity awards. The Company had no liabilities recorded for these agreements as of March 31, 2019.

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

The Company grants options and RSUs under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years. The Company also granted to its Named Executive Officers (“NEOs”) options to purchase 2,781,249 shares of Arlo common stock (“IPO options”). As of March 31, 2019, approximately 5.9 million shares were available for future grants under the 2018 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of March 31, 2019, approximately 2.2 million shares were available for issuance under the ESPP.

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

Option Activity

Arlo’s stock option activity during the three months ended of March 31, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	7,209	$12.08
Forfeited / Cancelled	(468)	$16.00
Outstanding as of March 31, 2019	6,741	$11.81

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR’s stock option activity for Arlo employees during the three months ended March 31, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	283	$26.53
Exercised	(33)	$20.82
Outstanding as of March 31, 2019	250	$27.29

RSU Activity

Arlo’s RSU activity during the three months ended of March 31, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	3,141	$12.22
Granted	1,749	$7.43
Vested	(476)	$12.14
Forfeited / Cancelled	(37)	$10.12
Outstanding as of March 31, 2019	4,377	$10.33

NETGEAR’s RSU activity for Arlo employees during the three months ended March 31, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	521	$34.89
Vested	(81)	$34.95
Forfeited / Cancelled	(6)	$35.75
Outstanding as of March 31, 2019	434	$34.86

The following table sets forth the weighted average assumptions used to estimate the fair value of Arlo’s purchase rights granted under Arlo’s ESPP for the three months ended March 31, 2019 and NETGEAR’s options granted and purchase rights granted under NETGEAR’s ESPP to Arlo employees during the three months ended April 1, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	Stock Options		ESPP
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Expected life (in years)	NA	4.4	0.5	0.5
Risk-free interest rate	NA	2.32%	2.49%	1.81%
Expected volatility	NA	30.9%	97.6%	37.1%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated. The Company’s unaudited condensed consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated. The following tables set forth stock-based compensation expense for Arlo employees and allocated charges deemed attributable to Arlo operations resulting from NETGEAR’s and Arlo’s RSUs and stock options, and the purchase rights under the NETGEAR’s ESPP included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

	Three Months Ended
	March 31, 2019	April 1, 2018
	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$369	$46	$290	$336
Research and development	1,297	564	169	733
Sales and marketing	940	242	430	672
General and administrative	2,047	—	954	954
Total stock-based compensation	$4,653	$852	$1,843	$2,695

The Company recognizes these compensation expense on a straight-line basis over the requisite service period of the award.

As of March 31, 2019, $20.5 million of unrecognized compensation cost related to Arlo’s stock options and IPO options was expected to be recognized over a weighted-average period of 3.1 years. $23.4 million of unrecognized compensation cost related to unvested Arlo’s RSUs was expected to be recognized over a weighted-average period of 2.6 years.

As of March 31, 2019, $0.9 million of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 2.3 years. $12.7 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 2.5 years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.	Income Taxes

The income tax provision for the three months ended March 31, 2019, was $0.2 million, or an effective tax rate of (0.5)%. The income tax provision for the three months ended April 1, 2018, was $0.3 million, or an effective tax rate of (6.32)%. During the three months ended March 31, 2019, the Company sustained higher book losses than the same period in the prior year. The Company has a full valuation allowance on its U.S. federal and state deferred tax attributes. As a result, consistent with the prior year, the Company is unable to record a tax benefit on these losses because of uncertainty of future profitability. The decrease in tax expense for the three months ended March 31, 2019 compared to the three months ended April 1, 2018, resulted primarily from the Company reporting a lower earnings in foreign jurisdictions in 2019 than in 2018.

Note 11.	Net Income (Loss) Per Share

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

Net loss per share for the three months ended March 31, 2019 and April 1, 2018 were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands, except per share data)
Numerator:
Net loss	$(41,284)	$(5,363)
Denominator:
Weighted average common shares - basic	74,409	62,500
Potentially dilutive common share equivalent	—	—
Weighted average common shares - dilutive	74,409	62,500

Basic net loss per share	$(0.55)	$(0.09)
Diluted net loss per share	$(0.55)	$(0.09)

Anti-dilutive employee stock-based awards, excluded	10,030	—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.	Segment and Geographic Information

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
United States (U.S.)	$41,803	$72,444
Americas (excluding U.S.)	2,563	2,279
EMEA	9,302	19,266
APAC	4,212	6,649
Total revenue	$57,880	$100,638

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
United States (“U.S.”)	$24,755	$45,053
Americas (excluding U.S.)	240	218
EMEA	556	567
China	2,574	3,040
APAC (excluding China)	863	550
Total property and equipment, net	$28,988	$49,428

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides customers with visibility, insight, and a powerful means to help them protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. Since the launch of our first product in December 2014, we have shipped over 12.4 million smart connected devices, and, as of March 31, 2019, our smart platform had approximately 3.1 million cumulative registered users across more than 100 countries around the world.

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

On November 29, 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR. The Distribution was made on December 31, 2018 (the “Distribution Date”) to all NETGEAR stockholders of record as of the close of business on December 17, 2018 (the “Record Date”). In the Distribution, each NETGEAR stockholder of record on the Record Date received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held on the Record Date, subject to cash in lieu of fractional shares. The Distribution was intended to qualify as generally tax free to NETGEAR stockholders for U.S. federal income tax purposes. In connection with the Distribution, 62,500,000 shares of Arlo common stock held by NETGEAR were distributed to its stockholders and NETGEAR is no longer considered a related party to the Company.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through online purchases. International revenue was 27.8% and 28.0% of our revenue for the three months ended March 31, 2019 and April 1, 2018, respectively.

For the three months ended March 31, 2019 and April 1, 2018, we generated revenue of $57.9 million and $100.6 million, respectively, representing year-over-year decline of 42.5%. Loss from operations was $41.9 million for the three months ended March 31, 2019 and $5.6 million for the three months ended April 1, 2018 which included separation expense of $6.6 million.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and subscriber bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and grow our installed base, to increase subscription-based recurring revenue, to invest in brand awareness and channel partnerships and to continue our global expansion. We expect to moderately increase our investment in research and development as we continue to introduce new and innovative products and services to enhance the Arlo platform.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key business metrics may be calculated in a manner different from similar key business metrics used by other companies.

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Cumulative registered users	3,126	62.1%	1,929
Paid subscribers	174	89.1%	92
Devices shipped	647	(28.5)%	905
Service revenue	$11,272	37.3%	$8,207

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	March 31, 2019		April 1, 2018
	(In thousands, except percentage data)
Revenue:
Products	$46,608	80.5%	$92,431	91.8%
Services	11,272	19.5%	8,207	8.2%
Total revenue	57,880	100.0%	100,638	100.0%
Cost of revenue:
Products	50,284	86.8%	67,843	67.4%
Services	5,651	9.8%	3,742	3.7%
Total cost of revenue	55,935	96.6%	71,585	71.1%
Gross profit	1,945	3.4%	29,053	28.9%
Operating expenses:
Research and development	18,161	31.4%	12,025	11.9%
Sales and marketing	14,221	24.6%	11,212	11.3%
General and administrative	10,536	18.2%	4,878	4.8%
Separation expense	906	1.6%	6,557	6.5%
Total operating expenses	43,824	75.8%	34,672	34.5%
Loss from operations	(41,879)	(72.4)%	(5,619)	(5.6)%
Interest income	862	1.5%	—	—%
Other income (expense), net	(47)	0.0%	575	0.6%
Loss before income taxes	(41,064)	(70.9)%	(5,044)	(5.0)%
Provision for income taxes	220	0.4%	319	0.3%
Net loss	$(41,284)	(71.3)%	$(5,363)	(5.3)%

Revenue

Our gross revenue consists primarily of sales of devices and prepaid and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our prepaid services primarily pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device. Our paid subscription services relate to sales of subscription plans to our registered users.

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

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Americas	$44,366	(40.6)%	$74,723
Percentage of revenue	76.6%		74.3%
EMEA	$9,302	(51.7)%	$19,266
Percentage of revenue	16.1%		19.1%
APAC	$4,212	(36.7)%	$6,649
Percentage of revenue	7.3%		6.6%
Total revenue	$57,880	(42.5)%	$100,638

Revenue for the three months ended March 31, 2019 decreased 42.5% compared to the prior year period, as expected. The decrease was primarily driven by a slowdown in our customer demand for connected cameras, increased competition, and higher marketing expenditures that are deemed to be a reduction of revenue. We also anticipate our marketing expenditures will increase in the remainder of fiscal year 2019 as we provide discounts on our earlier generation products to stimulate sales of these products.

Service revenue increased by $3.1 million, or 37.3%, for the three months ended March 31, 2019 compared to the prior year period as our cumulative registered users and paid subscribers increased compared to the prior year period.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, warranty costs associated with returned goods, write-downs for excess and obsolete inventory, royalties to third parties; and amortization expense of certain acquired intangibles. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Cost of revenue:
Products	$50,284	(25.9)%	$67,843
Services	5,651	51.0%	3,742
Total cost of revenue	$55,935	(21.9)%	$71,585
Gross margin	3.4%		28.9%

Cost of revenue decreased for the three months ended March 31, 2019, primarily due to the significant product revenue decline compared to the prior year period, as expected. Service cost of revenue increased by $2.0 million, in line with the service revenue increase and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile.

Overall gross margin decreased significantly for the three months ended March 31, 2019 compared to the prior year period, as expected, primarily due to higher marketing expenditures that are deemed to be a reduction of revenue. Our service margin decreased for the three months ended March 31, 2019 compared to prior year period, primarily due to costs incurred for our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile.

Operating Expenses

The first and second quarter of 2018 are based on carve-out financials and reflect the transactions which are directly attributable to Arlo and certain allocated costs, whereas third quarter and fourth quarter of 2018 are based on standalone financials which represent our actual results for the period as a standalone public company. For the fiscal year ending December 31, 2019, our operating expenses, which reflects a full year as a standalone public company, are expected to increase compared to historical periods.

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory testing, other consulting fees, and IT and facility overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to moderately increase in absolute dollars as we continue to develop new product and service offerings to support the connected lifestyle market. We expect research and development expense to fluctuate depending on the timing and number of development activities in any given period, and such expense could vary significantly as a percentage of revenue, depending on actual revenue achieved in any given period.
The following table presents research and development expense for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Research and development expense	$18,161	51.0%	$12,025

Research and development expense increased for the three months ended March 31, 2019, compared to the prior year period, as expected, due to increases of $3.5 million in corporate IT and facility overhead, $1.9 million in personnel-related expenses, and $0.6 million in engineering projects and outside professional services. The increased expenditures on personnel-related expense, engineering projects and outside professional services were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities.
Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and amortization of certain intangibles. We expect our sales and marketing expense to moderately increase in absolute dollars for the foreseeable future as we continue to invest in brand marketing to strengthen our competitive position, to accelerate growth and to raise brand awareness.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Sales and marketing expense	$14,221	26.8%	$11,212

Sales and marketing expense increased for the three months ended March 31, 2019, compared to the prior year period, as expected, primarily due to an increase in outside professional services of $1.9 million, IT and facility overhead of $0.9 million, and personnel-related expenses of $0.8 million. The increase was partially offset by a decrease in sales freight of $0.4 million and marketing expenditures of $0.3 million.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, IT and facility overhead, and other general corporate expense. We expect our general and administrative expense to moderately increase in absolute dollars for fiscal 2019, primarily as we manage our spending. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.
The following table presents general and administrative expense for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
General and administrative expense	$10,536	116.0%	$4,878

General and administrative expense increased significantly for the three months ended March 31, 2019, compared to the prior year period, as expected, primarily due to higher personnel-related expenditures of $2.1 million, higher IT and facility overhead of $1.7 million, and higher legal and professional services of $1.1 million.

Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. The significant reduction during the three months ended March 31, 2019 was as a result of the completion of our Separation from NETGEAR on December 31, 2018.
The following table presents separation expense for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Separation expense	$906	(86.2)%	$6,557

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Interest income	862	**	—
Other income (expense), net	(47)	**	575
**Percentage change not meaningful.

During the three months ended March 31, 2019, we earned interest income of $0.9 million from our short-term investments and cash and cash equivalents. Other income (expense), net decreased for the three months ended March 31, 2019, compared to the prior year period due primarily to higher foreign currency transaction losses, mainly as a result of the U.S. dollar strengthening versus transaction currencies. We entered into foreign currency hedging program in the third quarter of fiscal 2018, which effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended
	March 31, 2019	% Change	April 1, 2018
	(In thousands, except percentage data)
Provision for income taxes	$220	(31.0)%	$319
Effective tax rate	(0.5)%		(6.3)%

The decrease in tax expense for the three months ended March 31, 2019 compared to the three months ended April 1, 2018, resulted primarily from the Company reporting a lower earnings in foreign jurisdictions in 2019 than in 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of March 31, 2019, we had cash, cash equivalents and short-term investments totaling $180.4 million. 10.3% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of the Tax Cuts and the Jumpstart Our Business Startups Act of 2017 (the “Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact is generally immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances.

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
The following table presents our cash flows for the periods presented.

	Three Months Ended
	March 31, 2019	April 1, 2018
	(In thousands)
Net cash provided by (used in) operating activities	$(15,485)	$25,390
Net cash provided by (used in) investing activities	843	(410)
Net cash used in financing activities	(1,067)	(24,910)
Net cash increase (decrease)	$(15,709)	$70

Operating activities

Net cash used in operating activities increased by $40.9 million for the three months ended March 31, 2019 compared to the prior year period, due primarily to the higher net loss offset by the favorable net working capital changes primarily from collections of accounts receivables and receivables from NETGEAR partially offset by payments of accrued and other liabilities for sales and marketing and sales returns. Changes in operating activities also reflected the movements of the balances for Statements of Cash Flows purposes since the balances contributed by NETGEAR on or before the initial public offering reflects the contributed balances to us as per the master separation agreement between Arlo and NETGEAR and related documents governing the Contribution.

Our days sales outstanding (“DSO”) decreased to 111 days as of March 31, 2019 as compared to 125 days as of December 31, 2018. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory increased to $131.2 million as of March 31, 2019 from $124.8 million as of December 31, 2018. Ending inventory turns were 1.5 in the three months ended March 31, 2019 down from 3.6 turns in the three months ended December 31, 2018. Our accounts payable decreased to $55.0 million as of March 31, 2019 from $82.5 million as of December 31, 2018, primarily as a result of lower inventory purchases.

Investing activities

Net cash from investing activities increased by $1.3 million for the three months ended March 31, 2019 compared to the prior year period, primarily due to the maturity from short-term investments of $15.0 million, partially offset by the purchase of short-term investments of $9.9 million and the increased capital expenditures of $3.8 million, primarily relating to our San Jose corporate headquarters’ leasehold improvements.

Financing activities

Net cash used in financing activities of $1.1 million in the three months ended March 31, 2019 represented tax withholdings from the restricted stock unit release. Net cash used in financing activities was $24.9 million for the three months ended April 1, 2018. Prior to the completion of the IPO, because cash and cash equivalents were held by NETGEAR at the corporate level and were not attributable to Arlo, cash flows related to financing activities primarily reflect changes in Net parent investment.

Contractual Obligations

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations during the three months ended March 31, 2019 from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019, other than Leases as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

For a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, refer to Note 2, Summary of Significant Accounting Policies and Recent Accounting Pronouncements, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2019, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we implemented internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019, there were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Investing in our common stock involves substantial risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. You should consider all of the factors described as well as the other information in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019, as amended (the “Annual Report”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in the Annual Report. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

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

* There can be no assurance that the strategic review process will result in any transaction being consummated or any other specific action.

On April 30, 2019, we announced that our Board of Directors had approved commencing a comprehensive strategic review, with the purpose of evaluating a wide range of strategic alternatives available to optimize our value and to improve returns to our stockholders, and had retained Deutsche Bank Securities Inc. to assist in this effort. There can be no assurance that the strategic review will result in any transaction. If a transaction does result, there can be no assurance as to its timing or that any such transaction will result in any value being delivered to our stockholders. The review process will require additional resources and costs and may contribute to increased uncertainty, each of which may adversely impact our business and financial results.

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

* We rely on a limited number of traditional and online retailers and wholesale distributors for a substantial portion of our sales, and our revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our sales channels, which results in fewer sales channels for our products.

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. (“Best Buy”), Costco Wholesale Corporation (“Costco”), and Amazon and their respective affiliates. For the three months ended March 31, 2109, we derived 31.0%, 10.9% and 8.0% of our revenue from Best Buy, Costco, and Amazon and their respective affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

* We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $41.3 million for the three months ended March 31, 2019, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of March 31, 2019, our accumulated deficit was $86.9 million.

As of March 31, 2019, our cash and cash equivalents and short-term investments totaled $180.4 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

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

* We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced revenue.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three months ended March 31, 2019, we derived 8.0% of our revenue from Amazon and its affiliates.

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

* Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall revenue. International sales were 27.8% and 28.0% of overall revenue in three months ended March 31, 2019 and April 1, 2018, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

* Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

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

* Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of March 31, 2019, we have 74,551,621 shares of common stock outstanding.

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

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed putative securities class action complaints in the Superior Court of California, County of Santa Clara, and in the U.S. District Court for the Northern District of California against us and certain of our executives and directors.  Some of these actions also name as defendants the underwriters in the IPO and NETGEAR, Inc.  The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018; Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019; Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019; Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019; Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019; and Hill v. Arlo Technologies, Inc. et al., No. 19CV343033, filed February 22, 2019.  The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., No. 19-CV-00372, filed January 22, 2019.  The complaints generally allege that we failed to adequately disclose quality control problems and adverse sales trends ahead of the IPO, violating the Securities Act of 1933, as amended. The complaints seek unspecified monetary damages and other relief on behalf of investors who purchased our common stock issued pursuant and/or traceable to the IPO offering documents.

A case management conference for all state actions is scheduled for May 31, 2019. In the state court lawsuits, the court has issued an order deeming the cases complex and temporarily staying discovery. The plaintiffs are seeking to consolidate their cases and file a consolidate complaint. In the federal action, four investors filed motions to be appointed lead plaintiff. A hearing on the lead plaintiff motions is scheduled for May 9, 2019. We have not filed an answer in the state court or federal court lawsuits. Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business. At this point, however, it is too early to reasonably estimate any financial impact to us resulting from these litigation matters. In addition, we may become subject to additional securities class action litigation in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 3, 2019