Form 10-Q
period 2019-06-30
Arlo Technologies, Inc.
filed 2019-08-06
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number: 001-38618
ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		38-4061754
(State or other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

3030 Orchard Parkway
San Jose,	California	95134
(Address of principal executive offices)		(Zip Code)
(408) 890-3900
(Registrant’s telephone number including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ARLO	New York Stock Exchange
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 74,863,222 as of July 19, 2019.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$93,050	$151,290
Short-term investments	44,877	49,737
Accounts receivable, net	79,707	166,045
Inventories	97,222	124,791
Prepaid expenses and other current assets	11,459	23,611
Total current assets	326,315	515,474
Property and equipment, net	27,964	49,428
Operating lease right-of-use assets, net	32,654	—
Intangibles, net	2,060	2,823
Goodwill	15,638	15,638
Restricted cash	4,134	4,134
Other non-current assets	6,697	8,449
Total assets	$415,462	$595,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,312	$82,542
Deferred revenue	26,854	26,678
Accrued liabilities	110,040	172,036
Income tax payable	792	734
Total current liabilities	159,998	281,990
Non-current deferred revenue	20,610	23,313
Non-current operating lease liabilities	31,592	—
Non-current financing lease obligation	—	19,978
Non-current income taxes payable	22	22
Other non-current liabilities	10	1,141
Total liabilities	212,232	326,444
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock	—	—
Common stock	75	74
Additional paid-in capital	323,648	315,277
Accumulated other comprehensive income	51	—
Accumulated deficit	(120,544)	(45,849)
Total stockholders’ equity	203,230	269,502
Total liabilities and stockholders’ equity	$415,462	$595,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per share data)
Revenue:
Products	$72,445	$101,900	$119,053	$194,331
Services	11,153	9,048	22,425	17,255
Total revenue	83,598	110,948	141,478	211,586
Cost of revenue:
Products	67,839	77,211	118,123	145,054
Services	6,109	5,443	11,760	9,185
Total cost of revenue	73,948	82,654	129,883	154,239
Gross profit	9,650	28,294	11,595	57,347

Operating expenses:
Research and development	17,594	13,804	35,755	25,829
Sales and marketing	14,511	13,068	28,732	24,280
General and administrative	10,914	6,318	21,450	11,196
Separation expense	717	11,269	1,623	17,826
Total operating expenses	43,736	44,459	87,560	79,131

Loss from operations	(34,086)	(16,165)	(75,965)	(21,784)
Interest income	712	—	1,574	—
Other income (expense), net	31	(1,369)	(16)	(794)
Loss before income taxes	(33,343)	(17,534)	(74,407)	(22,578)
Provision for income taxes	349	288	569	607
Net loss	$(33,692)	$(17,822)	$(74,976)	$(23,185)

Net loss per share:
Basic	$(0.45)	$(0.29)	$(1.01)	$(0.37)
Diluted	$(0.45)	$(0.29)	$(1.01)	$(0.37)
Weighted average shares used to compute net loss per share:
Basic	74,729	62,500	74,569	62,500
Diluted	74,729	62,500	74,569	62,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Net loss	$(33,692)	$(17,822)	$(74,976)	$(23,185)
Other comprehensive income (loss), before tax:
Unrealized loss on derivative instruments	(64)	—	(24)	—
Unrealized gain on available-for-sale securities	53	—	74	—
Total other comprehensive income (loss), before tax	(11)	—	50	—
Tax benefit related to derivative instruments	6	—	1	—
Total other comprehensive income (loss), net of tax	(5)	—	51	—
Comprehensive loss	$(33,697)	$(17,822)	$(74,925)	$(23,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of March 31, 2019	74,552	$75	$318,862	$—	$56	$(86,852)	$232,141
Net loss						(33,692)	(33,692)
Stock-based compensation expense			5,389				5,389
Issuance of common stock under stock-based compensation plans	472	—	11				11
Restricted stock unit withholdings	(155)		(614)				(614)
Change in unrealized gains and losses on available-for-sale securities, net of tax					53		53
Change in unrealized gains and losses on derivatives, net of tax					(58)		(58)
Balance as of June 30, 2019	74,869	$75	$323,648	$—	$51	$(120,544)	$203,230

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of April 1, 2018	—	$—	$—	$92,937	$—	$—	$92,937
Net loss				(17,822)			(17,822)
Net transfer from Parent				35,281			35,281
Stock-based compensation expense funded by NETGEAR				1,047			1,047
Balance as of July 1, 2018	—	$—	$—	$111,443	$—	$—	$111,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax						281	281
Net loss						(74,976)	(74,976)
Stock-based compensation expense			10,042				10,042
Issuance of common stock under stock-based compensation plans	953	1	11				12
Restricted stock unit withholdings	(331)		(1,682)				(1,682)
Change in unrealized gains and losses on available-for-sale securities, net of tax					74		74
Change in unrealized gains and losses on derivatives, net of tax					(23)		(23)
Balance as of June 30, 2019	74,869	$75	$323,648	$—	$51	$(120,544)	$203,230

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2017	—	$—	$—	$125,419	$—	$—	$125,419
Cumulative-effect adjustment from adoption of ASC 606, net of tax				(3,061)			(3,061)
Net loss				(23,185)			(23,185)
Net transfer from Parent				10,371			10,371
Stock-based compensation expense funded by NETGEAR				1,899			1,899
Balance as of July 1, 2018	—	$—	$—	$111,443	$—	$—	$111,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(74,976)	$(23,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,087	1,956
Premium amortization / discount accretion on investments, net	(274)	—
Stock-based compensation expense	10,042	1,899
Deferred income taxes	74	—
Changes in assets and liabilities:
Accounts receivable, net	86,338	47,395
Inventories	27,569	(40,620)
Prepaid expenses and other assets	1,784	(4,558)
Accounts payable	(59,865)	4,385
Deferred revenue	(2,527)	4,553
Accrued and other liabilities	(49,913)	5,437
Net cash used in operating activities	(54,661)	(2,738)
Cash flows from investing activities:
Purchases of property and equipment	(7,116)	(7,534)
Purchases of short-term investments	(24,793)	—
Proceeds from maturities of short-term investments	30,000	—
Net cash used in investing activities	(1,909)	(7,534)
Cash flows from financing activities:
Proceeds related to employee benefit plans	12	—
Restricted stock unit withholdings	(1,682)	—
Net investment from parent	—	10,297
Net cash provided by (used in) financing activities	(1,670)	10,297
Net increase (decrease) in cash and cash equivalents and restricted cash	(58,240)	25
Cash and cash equivalents and restricted cash, at beginning of period	155,424	108
Cash and cash equivalents and restricted cash, at end of period	$97,184	$133

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$(2,753)	$2,166
De-recognition of build-to-suit assets and liabilities	$(21,610)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

Reclassification

Certain reclassifications have been made to the prior year’s condensed consolidated balance sheets and statements of cash flows to conform to the current year’s presentation. The reclassifications had no effect on the prior year’s condensed consolidated statements of operations, statements of comprehensive income (loss) and statements of stockholders’ equity.

Allocated Expenses from NETGEAR

Prior to the completion of the IPO, NETGEAR provided certain corporate services to the Company, which were allocated based on revenue, headcount, or other measures the Company has determined as reasonable through July 1, 2018. The amount of these allocations from NETGEAR reflected within operating expenses in the unaudited condensed consolidated statements of operations was $16.8 million for the three months ended July 1, 2018, which included $5.1 million for research and development, $5.4 million for sales and marketing, and $6.3 million for general and administrative expense. The amount of these allocations from NETGEAR was $30.6 million for the six months ended July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. Following July 1, 2018, the Company assumed responsibility for the costs of these functions.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes during the six months ended June 30, 2019, other than the accounting policy discussed below.

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

Accounting Pronouncements Recently Adopted

ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a ROU asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The liability will be equal to the net present value of minimum lease payments while the ROU asset will be based on the liability, subject to adjustment, such as for initial direct costs. On January 1, 2019 (“adoption date”), the Company adopted the new standard utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether an expired or existing contract as of adoption date contains a lease, (2) lease classification for any expired or existing lease as of the adoption date and (3) initial direct costs for any existing lease as of the adoption date. The Company also elected to account for each separate lease component of a contract and its

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

associated non-lease components as a single lease component. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million as of January 1, 2019 on its unaudited condensed consolidated balance sheets, with no material impact its consolidated statements of operations and cash flows.

In addition, the Company was deemed to be the accounting owner of its build-to-suit lease arrangement for its San Jose corporate headquarters and the construction was in progress at adoption date. As such, the Company reevaluated its build-to-suit lease arrangement under ASU 2016-02 to ascertain whether it meets the criteria as the accounting owner of the build-to-suit lease arrangement through control of the underlying leased asset. The Company concluded that it did not have control over the underlying leased asset. As a result, the Company de-recognized the build to suit asset and liability as of adoption date of $21.6 million of Property and equipment and $21.9 million of financing lease obligations. The difference of $0.3 million between the de-recognized assets and the associated financing lease obligations was recorded as an adjustment to Accumulated deficit as of adoption date as mentioned above. The Company accounted for its San Jose Corporate lease arrangement as operating lease under ASU 2016-02. Consequently, as of March 31, 2019, the construction of its leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company resulting in lease commencement for the portion that was completed and occupied by the Company. Therefore, the Company proportionally recorded ROU assets and lease liabilities of $14.3 million, representing two thirds of the total value of the ROU assets and lease liabilities. As of June 30, 2019, upon the completion of the leasehold improvements and full occupation of the entire building, the Company recognized the remaining value of ROU assets and lease liabilities of $7.2 million. Refer to Note 8. Commitments and Contingencies, for further details of the impacts on the adoption.

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

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with the Company’s lease agreement for its headquarters in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table totals cash and cash equivalents and restricted cash as reported on the unaudited condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018, and the sum is presented on the unaudited condensed consolidated statements of cash flows:

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$93,050	$151,290
Restricted cash	4,134	4,134
Total as presented on the unaudited condensed consolidated statements of cash flows	$97,184	$155,424

Available-for-sale short-term investments

	As of June 30, 2019				As of December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$44,805	$72	$—	$44,877	$49,739	$2	$(4)	$49,737

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months.

Accounts receivable, net

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Gross accounts receivable	$80,255	$166,172
Allowance for doubtful accounts	(548)	(127)
Total accounts receivable, net	$79,707	$166,045

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

The components of property and equipment are as follows:

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Machinery and equipment	$12,261	$11,415
Software	11,609	10,624
Computer equipment	4,101	4,342
Furniture and fixtures	3,558	2,698
Leasehold improvements	11,760	3,007
Construction in progress (1)	—	28,357
Total property and equipment, gross	43,289	60,443
Accumulated depreciation and amortization	(15,325)	(11,015)
Total property and equipment, net	$27,964	$49,428

_________________________

(1)
The Company had a build-to-suit lease arrangement under its corporate headquarters lease in San Jose, California. Upon the adoption of ASU 2016-02, the Company concluded that it did not have control over the underlying leased asset and de-recognized $21.6 million of Construction of progress. Refer to Note 8, Commitments and Contingencies, for further details.

Depreciation and amortization expense pertaining to property and equipment was $2.2 million and $4.2 million for the three and six months ended June 30, 2019, respectively, and $0.7 million and $1.2 million for the three and six months ended July 1, 2018, respectively. Allocated depreciation expense from NETGEAR was $0.5 million and $1.2 million for the three and six months ended July 1, 2018. For the periods prior to the completion of the IPO, the unaudited condensed consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR. Refer to Allocated Expenses from NETGEAR as discussed in Note 1, The Company and Basis of Presentation, for detailed disclosures regarding the methodology used for allocated expenses from NETGEAR.

Intangibles, net

	As of June 30, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(7,852)	$1,948	$9,800	$(7,165)	$2,635
Other	500	(388)	112	800	(612)	188
Total intangibles, net	$10,300	$(8,240)	$2,060	$10,600	$(7,777)	$2,823

As of June 30, 2019, the remaining weighted-average estimated useful life of intangibles was 1.2 years. Amortization of intangibles was $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.8 million for the three and six months ended July 1, 2018, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2019, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2019 (remaining six months)	$754
2020	1,306
Total estimated amortization expense	$2,060

Goodwill

There was no change in the carrying amount of goodwill during the six months ended June 30, 2019 and the goodwill as of December 31, 2018 and June 30, 2019 was as follows (in thousands):

As of December 31, 2018	$15,638
As of June 30, 2019	$15,638

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

The Company operates as one operating and reportable segment. To determine the fair value for the reporting unit, the Company utilized its common stock price and included a market participant acquisition premium (“MPAP”) assumption. A significant decrease in MPAP could result in a significantly lower fair value estimate. The concluded fair value exceeded the Company’s carrying amount by approximately 29.8%. Decreasing the selected MPAP of 25% by 250 basis points would result in the concluded fair value exceeding the carrying amount by approximately 27.2%. As fair value was greater than carrying amount, goodwill was not impaired as of December 31, 2018 using the February 7, 2019 valuation. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $15.6 million. The Company determined that no events occurred or circumstances changed during the three months ended June 30, 2019 that would more likely than not reduce the fair value of the Company below its carrying amount.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$1,034	$1,108
Deposits	3,166	4,084
Other	2,497	3,257
Total other non-current assets	$6,697	$8,449

Accrued liabilities

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Sales and marketing	$41,873	$75,863
Sales returns	24,214	49,247
Accrued employee compensation	11,854	11,897
Current operating lease liabilities	4,141	—
Warranty obligation	3,232	3,712
Freight	1,560	3,913
Current financing lease obligation	—	1,632
Other	23,166	25,772
Total accrued liabilities	$110,040	$172,036

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.	Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$5,999	$5,999	$—	$438	$438	$—
Available-for-sale securities: U.S. treasuries (1)	44,877	44,877	—	49,737	49,737	—
Foreign currency forward contracts (2)	102	—	102	322	—	322
Total assets measured at fair value	$50,978	$50,876	$102	$50,497	$50,175	$322
Liabilities:
Foreign currency forward contracts (3)	$246	$—	$246	$71	$—	$71
Total liabilities measured at fair value	$246	$—	$246	$71	$—	$71
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of June 30, 2019 and December 31, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of June 30, 2019 and December 31, 2018, the Company has no Level 3 fair value assets or liabilities.

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

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 30, 2019 and December 31, 2018 are summarized as follows:

Derivative Assets	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$90	$293	Accrued liabilities	$211	$46
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	12	29	Accrued liabilities	35	25
Total		$102	$322		$246	$71

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

The following tables set forth the offsetting of derivative assets as of June 30, 2019 and December 31, 2018:

As of June 30, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$37	$—	$37	$(25)	$—	$12
Wells Fargo Bank	65	—	65	(65)	—	—
Total	$102	$—	$102	$(90)	$—	$12

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$100	$—	$100	$—	$—	$100
Wells Fargo Bank	222	—	222	(68)	—	154
Total	$322	$—	$322	$(68)	$—	$254

The following tables set forth the offsetting of derivative liabilities as of June 30, 2019 and December 31, 2018:

As of June 30, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$25	$—	$25	$(25)	$—	$—
Wells Fargo Bank	221	—	221	(65)	—	156
Total	$246	$—	$246	$(90)	$—	$156

As of December 31, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$3	$—	$3	$—	$—	$3
Wells Fargo Bank	68	—	68	(68)	—	—
Total	$71	$—	$71	$(68)	$—	$3

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company enters into about eight forward contracts per quarter with an average size of $2.6 million USD equivalent related to its cash flow hedging program.

The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2019 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$83,598	$73,948	$17,594	$14,511	$10,914
Gains (losses) on cash flow hedge	$127	$(1)	$(3)	$(24)	$(4)

The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$141,478	$129,883	$35,755	$28,732	$21,450
Gains (losses) on cash flow hedge	$247	$(2)	$(21)	$(35)	$(9)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 6, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended June 30, 2019.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about five non-designated derivatives per quarter with an average size of $2.4 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and July 1, 2018 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(23)	$—	$(144)	$—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 30, 2019.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of March 31, 2019	$19	$42	$(5)	$56
Other comprehensive income (loss) before reclassifications	53	31	6	90
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	95	—	95
Net current period other comprehensive income (loss)	53	(64)	6	(5)
Balance as of June 30, 2019	$72	$(22)	$1	$51

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income (loss) before reclassifications	74	156	1	231
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	180	—	180
Net current period other comprehensive income (loss)	74	(24)	1	51
Balance as of June 30, 2019	$72	$(22)	$1	$51

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$31	$127	$156	$247	Revenue
Foreign currency contracts	—	(1)	—	(2)	Cost of revenue
Foreign currency contracts	—	(3)	—	(21)	Research and development
Foreign currency contracts	—	(24)	—	(35)	Sales and marketing
Foreign currency contracts	—	(4)	—	(9)	General and administrative
	$31	$95	$156	$180	Total *
_________________________
* Tax impact to hedging gains and losses from derivative contracts was immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.Deferred Revenue

Deferred Revenue

Deferred revenue consists of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Deferred revenue primarily consists of prepaid services and customer billings in advance of revenues being recognized from the Company subscription contracts.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$39,909	$15,778	$5,333	$61,020

The majority of the performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the six months ended June 30, 2019, $20.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $22.8 million of revenue was recognized for the satisfaction of performance obligations over time. $16.1 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The operating lease expense for the three and six months ended June 30, 2019 was as follows:

	Statements of Operations Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
		(In thousands)
Operating lease cost (1)	General and administrative	$2,479	$3,342
________________________

(1)	Included short-term leases and variable lease costs which were immaterial.

The effect of accounting standards adoption of ASU 2016-02 on the unaudited condensed consolidated statement of balance sheets and supplemental balance sheet information related to operating leases as of June 30, 2019 were as follows:

Leases	Balance Sheet Location	June 30, 2019	January 1, 2019	December 31, 2018
		(In thousands)
Build-to-suit lease (1)	Property and equipment, net	$—	$(21,610)	$21,610
Build-to-suit lease (1)	Accrued liabilities	—	(281)	281
Build-to-suit lease (1)	Accrued liabilities	—	(1,632)	1,632
Build-to-suit lease (1)	Non-current financing lease obligation	—	(19,978)	19,978
Build-to-suit lease (1)	Retained earnings (Accumulated deficit)	281	281	—

Operating leases (2)	Operating lease right-of-use assets, net	32,654	14,400	—
Operating leases (2)	Accrued liabilities	—	(107)	107
Operating leases (2)	Accrued liabilities	4,141	2,356	—
Operating leases (2)	Non-current deferred rent	—	(1,141)	1,141
Operating leases (2)	Non-current operating lease liabilities	31,592	12,044	—
________________________

(1)
The Company was deemed to be the accounting owner of its build-to-suit lease arrangement for its San Jose corporate headquarters and the construction was in progress at adoption date. As such, the Company reevaluated its build-to-suit lease arrangement under ASU 2016-02 to ascertain whether it meets the criteria as the accounting owner of the build-to-suit lease arrangement through control of the underlying leased asset. The Company concluded that it did not have control over the underlying leased asset. As a result, the Company de-recognized the build to suit asset and liability as of adoption date of $21.6 million of Property and equipment and $21.9 million of financing lease obligations. The difference of $0.3 million between the de-recognized assets and the associated financing lease obligations was recorded as an adjustment to Accumulated deficit as of the adoption date.

(2)
The Company adopted ASU 2016-02 on January 1, 2019 which resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million on its unaudited condensed consolidated balance sheets. The ROU assets were reduced by $0.1 million current deferred rent and $1.1 million non-current deferred rent which were de-recognized along with the adoption. As of March 31, 2019, the construction of the Company’s leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company, resulting in lease commencement inception for the portion that was completed and occupied by the Company. Therefore, the Company proportionally recorded ROU assets and lease liabilities of $14.3 million, representing two thirds of the total value of the ROU assets and lease liabilities. As of June 30, 2019, upon the completion of the leasehold improvements and full occupation of the entire building, the Company recognized the remaining value of ROU assets and lease liabilities of $7.2 million.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$656	$1,412
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$7,174	$21,733

Weighted average remaining lease term and weighted average discount rate related to operating leases as of June 30, 2019 were as follows:

Weighted average remaining lease term	6.2 years
Weighted average discount rate	5.66%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of June 30, 2019 was as follows (in thousands):

2019 (Remaining six months)	$3,021
2020	5,965
2021	5,804
2022	5,662
2023	4,983
Thereafter	19,521
Total lease payments	44,956
Less: interest (1)	(9,223)
Total	$35,733

Accrued liabilities	$4,141
Non-current operating lease liabilities	31,592
Total	$35,733
________________________

(1)	Calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases.

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

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of June 30, 2019 the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of June 30, 2019, the Company had approximately $32.0 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of June 30, 2019, the loss liability from committed purchases was $2.8 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
Balance at the beginning of the period	$3,201	$3,487	$3,712	$31,756
Reclassified to sales returns upon adoption of ASC 606 (1)	—	—	—	(28,713)
Provision for warranty obligation made during the period	218	189	218	822
Settlements made during the period	(187)	(189)	(698)	(378)
Balance at the end of the period	$3,232	$3,487	$3,232	$3,487
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

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara, and one complaint in the U.S. District Court for the Northern District of California against the Company and certain of its executives and directors. Some of these actions also name as defendants the underwriters in the Company’s IPO and NETGEAR, Inc. The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018; Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019; Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019; Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019; Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019; and Hill v. Arlo Technologies, Inc. et al., No. 19CV343033, filed February 22, 2019. The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., No. 19-CV-00372, filed January 22, 2019 (the “Federal Action”). The complaints generally allege that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended. The complaints seek unspecified monetary damages and other relief on behalf of investors who purchased Arlo common stock issued pursuant and/or traceable to the IPO offering documents.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the six state court actions, the court initially issued an order deeming the cases complex and temporarily stayed discovery. The six state actions were then consolidated by the court (as consolidated, the “State Action”), and the plaintiffs filed a consolidated complaint on May 1, 2019. On June 21, 2019, the court stayed the State Action pending resolution of the Federal Action, given the substantial overlap between the claims. The court set a case management conference for January 17, 2020 so the parties can provide an update regarding the status of the Federal Action.

In the Federal Action, four investors filed motions to be appointed lead plaintiff. On May 6, 2019, the court appointed a shareholder named Matis Nayman to serve as lead plaintiff and the law firm of Keller Lenkner LLC as lead counsel. On June 7, 2019, plaintiff filed an amended complaint, which alleges that defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by failing to adequately disclose quality control problems and adverse sales trends surrounding the Company’s IPO. The amended complaint also names as defendants the underwriters in the IPO and NETGEAR, Inc. Defendants filed a motion to dismiss the amended complaint on August 6, 2019. Pursuant to the Private Securities Litigation Reform Act (“PSLRA”), discovery is stayed until the court rules on the motion to dismiss.

In addition, a shareholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 (the “Derivative Action”) in the Northern District of California. The action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended.

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

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of June 30, 2019.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of June 30, 2019. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its key executives (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer and Chief Financial Officer) or (b) the individual’s base salary for six months (for other key executives), (2) (a) 12 months of health benefits continuation (for the Chief Executive Officer and Chief Financial Officer) or (b) six months of health benefits continuation (for other key executives) and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1.5 times for the Chief Financial Officer) of the sum of the individual’s annual base salary and target annual bonus (for the Chief Executive Officer and Chief Financial Officer) or (b) a cash severance equal to the individual’s annual base salary (for other key executives), (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer, 18 months for the Chief Financial Officer, and 12 months for other key executives) and (3) vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of June 30, 2019.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On May 2, 2019, the Company and Patrick J. Collins III, the Company’s Senior Vice President of Products, entered into a Separation and Release Agreement (the “Separation Agreement”) regarding Mr. Collins’ separation from the Company, effective May 1, 2019. Pursuant to the Separation Agreement, Mr. Collins received cash severance equal to the his annual base salary, 12 months of health benefits continuation and accelerated vesting of any of his unvested equity awards that would have vested during the 12 months following the termination date.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9.	Employee Benefit Plans

The Company grants options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years. The Company also granted to its named executive officers (“NEOs”) options to purchase 2,781,249 shares of Arlo common stock (“IPO Options”).

The following table sets forth the available shares for grant under the 2018 Plan as of June 30, 2019 and December 31, 2018:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2018 (1)	3,969
Additional authorized shares	2,970
Granted	(4,917)
Forfeited / cancelled (2)	1,142
Expired	1
Shares traded for taxes	331
Shares available for grant as of June 30, 2019	3,496
_________________________

(1)
Includes Arlo IPO Options of 2.8 million shares granted to the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). As of June 30, 2019, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied except for Tranche 4 Performance Option. Therefore, this line item includes all such performance-based IPO Options granted during the year ended December 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied. Tranche 4 Performance Option’s measurement period was completed and none of the shares vested.

(2)
Includes 0.3 million shares subject to awards that were cancelled in connection with Mr. Collins’ separation from the Company. In addition, also includes 0.5 million shares subject to the IPO Options that were voluntarily forfeited by the Chief Executive Officer as the performance metrics for Tranches 4 and 5 of the IPO Options were not expected to be achieved.

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of June 30, 2019, approximately 2.2 million shares were available for issuance under the ESPP.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that were automatically added to the shares authorized for issuance under the 2018 ESPP on January 1, 2019 pursuant to an “evergreen” provision contained in the 2018 ESPP.

Option Activity

Arlo’s stock option activity during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	7,209	$12.08
Granted	10	$3.90
Exercised	(4)	$3.03
Forfeited / cancelled	(938)	$15.88
Expired	(1)	$2.51
Outstanding as of June 30, 2019	6,276	$11.51

NETGEAR’s stock option activity for Arlo employees during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	283	$26.53
Exercised	(46)	$21.66
Forfeited / cancelled	(16)	$36.27
Outstanding as of June 30, 2019	221	$26.82

RSU Activity

Arlo’s RSU activity during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	3,141	$12.22
Granted	4,907	$5.15
Vested	(945)	$10.96
Forfeited	(204)	$9.12
Outstanding as of June 30, 2019	6,899	$7.45

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR’s RSU activity for Arlo employees during the six months ended June 30, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	521	$34.89
Vested	(150)	$32.25
Forfeited	(30)	$36.48
Outstanding as of June 30, 2019	341	$35.92

The following table sets forth the weighted average assumptions used to estimate the fair value of Arlo’s purchase rights granted under Arlo’s ESPP for the three and six months ended June 30, 2019 and NETGEAR’s options granted and purchase rights granted under NETGEAR’s ESPP to Arlo employees during the three and six months ended July 1, 2018.

	Three Months Ended				Six Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Expected life (in years)	6.3	NA	NA	NA	6.3	4.4	0.5	0.5
Risk-free interest rate	2.28%	NA	NA	NA	2.28%	2.32%	2.49%	1.81%
Expected volatility	73.0%	NA	NA	NA	73.0%	30.9%	97.6%	37.1%
Dividend yield	—	—	—	—	—	—	—	—

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

	Three Months Ended				Six Months Ended
	June 30, 2019	July 1, 2018			June 30, 2019	July 1, 2018
	Total	Direct	Indirect	Total	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$450	$54	$293	$347	$819	$100	$583	$683
Research and development	1,635	750	227	977	2,932	1,314	396	1,710
Sales and marketing	991	243	539	782	1,931	485	969	1,454
General and administrative	2,313	—	1,146	1,146	4,360	—	2,100	2,100
Total stock-based compensation	$5,389	$1,047	$2,205	$3,252	$10,042	$1,899	$4,048	$5,947

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company recognizes these compensation expense on a straight-line basis over the requisite service period of the award.

As of June 30, 2019, $14.5 million of unrecognized compensation cost related to Arlo’s stock options and IPO options was expected to be recognized over a weighted-average period of 2.9 years. $31.7 million of unrecognized compensation cost related to unvested Arlo’s RSUs was expected to be recognized over a weighted-average period of 3.1 years.

As of June 30, 2019, $0.5 million of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 2.1 years. $10.6 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 2.3 years.

Note 10.	Income Taxes

The income tax provision for the three and six months ended June 30, 2019, was $0.3 million, or an effective tax rate of (1.0)%, and $0.6 million, or an effective tax rate of (0.8)%, respectively. The income tax provision for the three and six months ended July 1, 2018, was $0.3 million, or an effective tax rate of (1.64)%, and $0.6 million, or an effective tax rate of (2.7)%, respectively. During the three and six months ended June 30, 2019, the Company sustained higher book losses than the same periods in the prior year. The Company has a full valuation allowance on its U.S. federal and state deferred tax attributes. As a result, consistent with the prior year, the Company is unable to record a tax benefit on these losses because of uncertainty about its future profitability. The increase in income tax provision for the three months ended June 30, 2019, compared to the prior year period was primarily due to higher foreign earnings in the 2019 period compared to 2018. The decrease in income tax provision for the six months ended June 30, 2019, compared to the prior year period resulted primarily from the Company reporting lower foreign earnings in the 2019 period compared to 2018.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net loss per share for the three and six months ended June 30, 2019 and July 1, 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands, except per share data)
Numerator:
Net loss	$(33,692)	$(17,822)	$(74,976)	$(23,185)
Denominator:
Weighted average common shares - basic	74,729	62,500	74,569	62,500
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	74,729	62,500	74,569	62,500

Basic net loss per share	$(0.45)	$(0.29)	$(1.01)	$(0.37)
Diluted net loss per share	$(0.45)	$(0.29)	$(1.01)	$(0.37)

Anti-dilutive employee stock-based awards, excluded	10,294	—	10,233	—

Note 12.	Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its CEO as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a combined basis for purposes of allocating resources and evaluating financial performance.

Geographic Information

The Company conducts business across three geographic regions: Americas, EMEA and APAC. Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, net changes in deferred revenue, and gains or losses from the hedging. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and device location for service sales.

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(In thousands)
United States (“U.S.”)	$61,489	$83,118	$103,292	$155,562
Americas (excluding U.S.)	3,075	3,563	5,638	5,842
EMEA	15,066	19,390	24,368	38,656
APAC	3,968	4,877	8,180	$11,526
Total revenue	$83,598	$110,948	$141,478	$211,586

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
United States (“U.S.”)	$23,978	$45,053
Americas (excluding U.S.)	289	218
EMEA	538	567
China	2,138	3,040
APAC (excluding China)	1,021	550
Total property and equipment, net	$27,964	$49,428

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides customers with visibility, insight, and a powerful means to help them protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. Since the launch of our first product in December 2014, we have shipped approximately 13.3 million smart connected devices, and, as of June 30, 2019, our smart platform had approximately 3.4 million cumulative registered users across more than 100 countries around the world.

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

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through online purchases. International revenue was 26.4% and 25.1% of our revenue for the three months ended June 30, 2019 and July 1, 2018, respectively, and 27.0% and 26.5% of our revenue for the six months ended June 30, 2019 and July 1, 2018, respectively.

For the three months ended June 30, 2019 and July 1, 2018, we generated revenue of $83.6 million and $110.9 million, respectively, representing year-over-year decline of 24.7%. Loss from operations was $34.1 million for the three months ended June 30, 2019 and $16.2 million for the three months ended July 1, 2018 which included separation expense of $11.3 million. For the six months ended June 30, 2019 and July 1, 2018, we generated revenue of $141.5 million and $211.6 million, respectively, representing year-over-year decline of 33.1%. Loss from operations was $76.0 million for the six months ended June 30, 2019 and $21.8 million for the six months ended July 1, 2018 which included separation expense of $17.8 million.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and subscriber bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in brand awareness and channel partnerships and to continue our global expansion. We expect to moderately increase our investment in research and development as we continue to introduce new and innovative products and services to enhance the Arlo platform.

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. Our key business metrics may be calculated in a manner different from similar key business metrics used by other companies. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Cumulative registered users	3,397	54.1%	2,204	3,397	54.1%	2,204
Paid subscribers	187	83.3%	102	187	83.3%	102
Devices shipped	933	(10.5)%	1,043	1,580	(18.9)%	1,948
Service revenue	11,153	23.3%	9,048	22,425	30.0%	17,255

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

Paid Subscribers. Paid subscribers worldwide measured as subscribers to any paid service subscription plan, excluding prepaid service subscribers. We recently factored in an adjustment to the first quarter of 2019 paid subscriber number and have subsequently revised the first quarter of 2019 paid subscriber total to 162,000.

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	June 30, 2019		July 1, 2018		June 30, 2019		July 1, 2018
	(In thousands, except percentage data)
Revenue:
Products	$72,445	86.7%	$101,900	91.8%	$119,053	84.1%	$194,331	91.8%
Services	11,153	13.3%	9,048	8.2%	22,425	15.9%	17,255	8.2%
Total revenue	83,598	100.0%	110,948	100.0%	141,478	100.0%	211,586	100.0%
Cost of revenue:
Products	67,839	81.2%	77,211	69.6%	118,123	83.5%	145,054	68.6%
Services	6,109	7.3%	5,443	4.9%	11,760	8.3%	9,185	4.3%
Total cost of revenue	73,948	88.5%	82,654	74.5%	129,883	91.8%	154,239	72.9%
Gross profit	9,650	11.5%	28,294	25.5%	11,595	8.2%	57,347	27.1%
Operating expenses:
Research and development	17,594	21.0%	13,804	12.4%	35,755	25.3%	25,829	12.2%
Sales and marketing	14,511	17.3%	13,068	11.8%	28,732	20.3%	24,280	11.5%
General and administrative	10,914	13.1%	6,318	5.7%	21,450	15.2%	11,196	5.3%
Separation expense	717	0.9%	11,269	10.2%	1,623	1.1%	17,826	8.4%
Total operating expenses	43,736	52.3%	44,459	40.1%	87,560	61.9%	79,131	37.4%
Loss from operations	(34,086)	(40.8)%	(16,165)	(14.6)%	(75,965)	(53.7)%	(21,784)	(10.3)%
Interest income	712	0.9%	—	—%	1,574	1.1%	—	—%
Other income (expense), net	31	0.0%	(1,369)	(1.2)%	(16)	0.0%	(794)	(0.4)%
Loss before income taxes	(33,343)	(39.9)%	(17,534)	(15.8)%	(74,407)	(52.6)%	(22,578)	(10.7)%
Provision for income taxes	349	0.4%	288	0.3%	569	0.4%	607	0.3%
Net loss	$(33,692)	(40.3)%	$(17,822)	(16.1)%	$(74,976)	(53.0)%	$(23,185)	(11.0)%

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

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Americas	$64,564	(25.5)%	$86,681	$108,930	(32.5)%	$161,404
Percentage of revenue	77.2%		78.1%	77.0%		76.3%
EMEA	$15,066	(22.3)%	$19,390	$24,368	(37.0)%	$38,656
Percentage of revenue	18.0%		17.5%	17.2%		18.3%
APAC	$3,968	(18.6)%	$4,877	$8,180	(29.0)%	$11,526
Percentage of revenue	4.8%		4.4%	5.8%		5.4%
Total revenue	$83,598	(24.7)%	$110,948	$141,478	(33.1)%	$211,586

Revenue for the three and six months ended June 30, 2019 decreased 24.7% and 33.1%, compared to the prior year periods, respectively. The decrease was primarily driven by a slowdown in our customer demand for connected cameras, increased competition, higher provisions for price protection and higher marketing expenditures that are deemed to be a reduction of revenue. We also anticipate our marketing expenditures will remain at a similar level in the remainder of fiscal year 2019 as we provide discounts on our earlier generation products to stimulate sales of these products.

Service revenue increased by $2.1 million, or 23.3%, and $5.2 million, or 30.0%, for the three and six months ended June 30, 2019 compared to the prior year periods, respectively, as our paid subscribers increased compared to the prior year periods.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Cost of revenue:
Products	$67,839	(12.1)%	$77,211	$118,123	(18.6)%	$145,054
Services	6,109	12.2%	5,443	11,760	28.0%	9,185
Total cost of revenue	$73,948	(10.5)%	$82,654	$129,883	(15.8)%	$154,239
Gross margin	11.5%		25.5%	8.2%		27.1%

Cost of revenue decreased for the three and six months ended June 30, 2019, primarily due to the product revenue decline compared to the prior year periods, as expected. Service cost of revenue increased for the three and six months ended June 30, 2019, in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile.

Gross margin decreased significantly for the three months ended June 30, 2019 compared to the prior year period, due to the product margin decline, which is primarily due to higher provisions for price protection, increased channel promotion activities that are deemed to be reductions of revenue and increased warranty costs. The above decrease in gross margin was partially offset by less charges for excess or obsolete inventory and higher service margin.

Gross margin decreased significantly for the six months ended June 30, 2019 compared to the prior year period, as expected, due to the product margin decline, which is primarily due to higher provisions for price protection, and increased channel promotion activities that are deemed to be reductions of revenue. The above decrease in gross margin was partially offset by less charges for excess or obsolete inventory and higher service margin.

Our service margin increased for the three and six months ended June 30, 2019 compared to prior year periods, primarily due to service revenue growth as a result of an increase in paid subscribers compared to the prior year periods.

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

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory testing, other consulting fees, and corporate IT and facility overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to moderately increase in absolute dollars as we continue to develop new product and service offerings to support the connected lifestyle market. We expect research and development expense to fluctuate depending on the timing and number of development activities in any given period, and such expense could vary significantly as a percentage of revenue, depending on actual revenue achieved in any given period.

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Research and development expense	$17,594	27.5%	$13,804	$35,755	38.4%	$25,829

Research and development expense increased for the three months ended June 30, 2019, compared to the prior year period, as expected, due to increases of $3.2 million in corporate IT and facility overhead and $0.5 million in personnel-related expenses. Research and development expense increased for the six months ended June 30, 2019, compared to the prior year period, as expected, due to increases of $6.7 million in corporate IT and facility overhead, $2.4 million in personnel-related expenses, and $0.6 million in engineering projects and outside professional services. The increased expenditures on personnel-related expense and engineering projects were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities.
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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Sales and marketing expense	$14,511	11.0%	$13,068	$28,732	18.3%	$24,280

Sales and marketing expense increased for the three months ended June 30, 2019, compared to the prior year period, as expected, primarily due to an increase in outside professional services of $0.9 million and corporate IT and facility overhead of $0.6 million. The increase was partially offset by a decrease in sales freight of $0.3 million and marketing expenditures of $0.2 million. Sales and marketing expense increased for the six months ended June 30, 2019, compared to the prior year period, as expected, primarily due to an increase in outside professional services of $2.8 million, corporate IT and facility overhead of $1.5 million, and personnel-related expenses of $0.9 million. The increase was partially offset by a decrease in sales freight of $0.7 million and marketing expenditures of $0.5 million.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, corporate IT and facility overhead, and other general corporate expense. We expect our general and administrative expense to moderately increase in absolute dollars for fiscal 2019, as we manage our spending. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
General and administrative expense	$10,914	72.7%	$6,318	$21,450	91.6%	$11,196

General and administrative expense increased significantly for the three months ended June 30, 2019, compared to the prior year period, as expected, primarily due to higher personnel-related expenditures of $1.3 million, higher corporate IT and facility overhead of $1.7 million, and higher legal and professional services of $1.3 million. General and administrative expense increased significantly for the six months ended June 30, 2019, compared to the prior year period, as expected, primarily due to higher personnel-related expenditures of $3.4 million, higher corporate IT and facility overhead of $3.4 million, and higher legal and professional services of $2.4 million.
Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. The significant reduction during the three and six months ended June 30, 2019 was as a result of the substantial completion of our Separation from NETGEAR on December 31, 2018. We expect a continued reduction in our separation expense for the remaining fiscal year ending December 31, 2019 as we substantially completed our Separation from NETGEAR.
The following table presents separation expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Separation expense	$717	(93.6)%	$11,269	$1,623	(90.9)%	$17,826

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Interest income	712	**	—	1,574	**	—
Other income (expense), net	31	**	(1,369)	(16)	**	(794)
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to moderately decrease as we use up our short-term investments and cash and cash equivalents to fund our operations.

During the three and six months ended June 30, 2019, we earned interest income of $0.7 million and $1.6 million, respectively, from our short-term investments and cash and cash equivalents. Other income (expense), net increased for the three and six months ended June 30, 2019, compared to the prior year periods due primarily to higher foreign currency transaction gains, mainly as a result of the U.S. dollar strengthening versus transaction currencies. We entered into foreign currency hedging program in the third quarter of fiscal 2018, which effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2019	% Change	July 1, 2018	June 30, 2019	% Change	July 1, 2018
	(In thousands, except percentage data)
Provision for income taxes	$349	21.2%	$288	$569	(6.3)%	$607
Effective tax rate	(1.0)%		(1.6)%	(0.8)%		(2.7)%

The increase in income tax provision for the three months ended June 30, 2019, compared to the prior year period was primarily due to higher foreign earnings in the 2019 period compared to 2018. The decrease in income tax provision for the six months ended June 30, 2019, compared to the prior year period resulted primarily from the Company reporting lower foreign earnings in the 2019 period compared to 2018. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of June 30, 2019, our accumulated deficit was $120.5 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of June 30, 2019, we had cash, cash equivalents and short-term investments totaling $137.9 million. 13.0% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of the Tax Cuts and the Jumpstart Our Business Startups Act of 2017 (the “Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact is generally immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances.

Based on our current plans and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future, including sooner as may be anticipated, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. To preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the Distribution that could limit our ability to pursue certain transactions including equity issuances.

We have no commitments to obtain such additional financing and cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

The following table presents our cash flows for the periods presented.

	Six Months Ended
	June 30, 2019	July 1, 2018
	(In thousands)
Net cash used in operating activities	$(54,661)	$(2,738)
Net cash used in investing activities	(1,909)	(7,534)
Net cash provided by (used in) financing activities	(1,670)	10,297
Net cash increase (decrease)	$(58,240)	$25

Operating activities

Net cash used in operating activities increased by $51.9 million for the six months ended June 30, 2019 compared to the prior year period, due primarily to the higher net loss. Changes in operating activities also reflected the movements of the balances for Statements of Cash Flows purposes since the balances contributed by NETGEAR on or before the initial public offering reflects the contributed balances to us as per the master separation agreement between Arlo and NETGEAR and related documents governing the Contribution.

Our days sales outstanding (“DSO”) decreased to 87 days as of June 30, 2019 as compared to 125 days as of December 31, 2018. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory decreased to $97.2 million as of June 30, 2019 from $124.8 million as of December 31, 2018. Ending inventory turns were 2.8 in the three months ended June 30, 2019 down from 3.6 turns in the three months ended December 31, 2018. Our accounts payable decreased to $22.3 million as of June 30, 2019 from $82.5 million as of December 31, 2018, primarily as a result of lower inventory purchases.

Investing activities

Net cash used in investing activities decreased by $5.6 million for the six months ended June 30, 2019 compared to the prior year period, primarily due to the maturity from short-term investments of $30.0 million, partially offset by the purchase of short-term investments of $24.8 million.

Financing activities

Net cash used in financing activities of $1.7 million in the six months ended June 30, 2019 represented tax withholdings from the restricted stock unit release. Net cash provided by financing activities was $10.3 million for the six months ended July 1, 2018. Prior to the completion of the IPO, because cash and cash equivalents were held by NETGEAR at the corporate level and were not attributable to Arlo, cash flows related to financing activities primarily reflect changes in Net parent investment.

Contractual Obligations

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations during the six months ended June 30, 2019 from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019, other than Leases as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

During the six months ended June 30, 2019, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we implemented internal controls to ensure we adequately evaluate our contracts and properly assess the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019, there were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

We have recorded a net loss of $33.7 million and $75.0 million for the three and six months ended June 30, 2019, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of June 30, 2019, our accumulated deficit was $120.5 million.

As of June 30, 2019, our cash and cash equivalents and short-term investments totaled $137.9 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

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

* System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our end products, including our cameras, baby monitors, and smart lights, and we recently launched our online store to sell our products directly to our customers. If malicious actors compromise this cloud service or our online store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and online store are relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services, online store and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, or user private information, including user videos and user personal identification information, or if these third-party systems fail for other reasons, our management could need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations, and financial condition could be materially adversely affected.

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

* If we lose the services of key personnel, we may not be able to execute our business strategy effectively.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. (“Best Buy”) and Amazon and their respective affiliates. For the three and six months ended June 30, 2019, we derived 42.4% and 37.7% of our revenue from Best Buy and its affiliates, and 12.1% and 10.4% of our revenue from Amazon and its affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three and six months ended June 30, 2019, we derived 12.1% and 10.4% of our revenue from Amazon and its affiliates, respectively.

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

International sales comprise a significant amount of our overall revenue. International sales were 26.4% and 25.1% of overall revenue in three months ended June 30, 2019 and July 1, 2018, respectively, and 27.0% and 26.5% of overall revenue in six months ended June 30, 2019 and July 1, 2018, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of June 30, 2019, we have 74,868,638 shares of common stock outstanding.

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

* We are subject to securities class action and derivative litigation.

We are subject to various securities class action and derivative complaints, as more fully discussed in the heading under “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Item 6.	Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.2	Separation Agreement, dated May 2, 2019, by and between Arlo Technologies, Inc. and Patrick J. Collins III				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

Date: August 6, 2019