Form 10-Q
period 2019-09-29
Arlo Technologies, Inc.
filed 2019-11-08
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 75,708,491 as of October 21, 2019.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$113,870	$151,290
Short-term investments	39,941	49,737
Accounts receivable, net	99,698	166,045
Inventories	74,117	124,791
Prepaid expenses and other current assets	16,088	23,611
Total current assets	343,714	515,474
Property and equipment, net	24,216	49,428
Operating lease right-of-use assets, net	32,008	—
Intangibles, net	1,679	2,823
Goodwill	15,638	15,638
Restricted cash	4,130	4,134
Other non-current assets	5,610	8,449
Total assets	$426,995	$595,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,772	$82,542
Deferred revenue	28,443	26,678
Accrued liabilities	110,071	172,036
Income tax payable	995	734
Total current liabilities	197,281	281,990
Non-current deferred revenue	19,552	23,313
Non-current operating lease liabilities	30,484	—
Non-current financing lease obligation	—	19,978
Non-current income taxes payable	58	22
Other non-current liabilities	14	1,141
Total liabilities	247,389	326,444
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock	—	—
Common stock	76	74
Additional paid-in capital	330,618	315,277
Accumulated other comprehensive income	46	—
Accumulated deficit	(151,134)	(45,849)
Total stockholders’ equity	179,606	269,502
Total liabilities and stockholders’ equity	$426,995	$595,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per share data)
Revenue:
Products	$94,306	$121,347	$213,359	$315,678
Services	11,810	9,827	34,235	27,082
Total revenue	106,116	131,174	247,594	342,760
Cost of revenue:
Products	88,755	96,754	206,878	241,808
Services	6,858	4,673	18,618	13,858
Total cost of revenue	95,613	101,427	225,496	255,666
Gross profit	10,503	29,747	22,098	87,094

Operating expenses:
Research and development	16,701	16,100	52,456	41,929
Sales and marketing	13,657	12,843	42,389	37,123
General and administrative	11,062	8,357	32,512	19,553
Separation expense	137	5,823	1,760	23,649
Total operating expenses	41,557	43,123	129,117	122,254

Loss from operations	(31,054)	(13,376)	(107,019)	(35,160)
Interest income	596	503	2,170	503
Other income (expense), net	154	(129)	138	(923)
Loss before income taxes	(30,304)	(13,002)	(104,711)	(35,580)
Provision for income taxes	286	223	855	830
Net loss	$(30,590)	$(13,225)	$(105,566)	$(36,410)

Net loss per share:
Basic	$(0.41)	$(0.19)	$(1.41)	$(0.56)
Diluted	$(0.41)	$(0.19)	$(1.41)	$(0.56)
Weighted average shares used to compute net loss per share:
Basic	75,337	69,600	74,831	64,867
Diluted	75,337	69,600	74,831	64,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Net loss	$(30,590)	$(13,225)	$(105,566)	$(36,410)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	22	20	—	20
Unrealized gain (loss) on available-for-sale securities	(27)	(4)	46	(4)
Total other comprehensive income (loss), before tax	(5)	16	46	16
Tax benefit (provision) related to derivative instruments	—	(3)	—	(3)
Tax benefit (provision) related to available-for-sale securities	—	1	—	1
Total other comprehensive income (loss), net of tax	(5)	14	46	14
Comprehensive loss	$(30,595)	$(13,211)	$(105,520)	$(36,396)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of June 30, 2019	74,869	$75	$323,648	$—	$51	$(120,544)	$203,230
Net loss						(30,590)	(30,590)
Stock-based compensation expense	—	—	5,219	—	—	—	5,219
Issuance of common stock under stock-based compensation plans	88	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,824	—	—	—	1,825
Restricted stock unit withholdings	(18)	—	(73)	—	—	—	(73)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(27)	—	(27)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	22	—	22
Balance as of September 29, 2019	75,706	$76	$330,618	$—	$46	$(151,134)	$179,606

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of July 1, 2018	—	$—	$—	$111,443	$—	$—	$111,443
Net loss, prior to the completion of the Contribution	—	—	—	(6,449)	—	—	(6,449)
Net loss, after the completion of the Contribution	—	—	—	—	—	(6,776)	(6,776)
Issuance of common stock from initial public offering, net of offering costs	11,747	12	174,725	—	—	—	174,737
Initial public offering costs paid by the Company	—	—	(1,404)	—	—	—	(1,404)
Initial public offering costs paid by NETGEAR	—	—	(3,148)	—	—	—	(3,148)
Net transfer from Parent	—	—	—	33,793	—	—	33,793
Conversion of Net parent investment into common stock	62,500	62	139,645	(139,645)	—	—	62
Stock-based compensation expense funded by NETGEAR	—	—	—	858	—	—	858
Stock-based compensation expense post-initial public offering	—	—	2,579	—	—	—	2,579
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(3)	—	(3)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	17	—	17
Balance as of September 30, 2018	74,247	$74	$312,397	$—	$14	$(6,776)	$305,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	—	281	281
Net loss	—	—	—	—	—	(105,566)	(105,566)
Stock-based compensation expense	—	—	15,261	—	—	—	15,261
Issuance of common stock under stock-based compensation plans	1,041	1	11	—	—	—	12
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,824	—	—	—	1,825
Restricted stock unit withholdings	(349)	—	(1,755)	—	—	—	(1,755)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	46	—	46
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	—	—	—
Balance as of September 29, 2019	75,706	$76	$330,618	$—	$46	$(151,134)	$179,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2017	—	$—	$—	$125,419	$—	$—	$125,419
Cumulative-effect adjustment from adoption of ASC 606, net of tax	—	—	—	(3,061)	—	—	(3,061)
Net loss, prior to the completion of the Contribution	—	—	—	(29,634)	—	—	(29,634)
Net loss, after the completion of the Contribution	—	—	—	—	—	$(6,776)	(6,776)
Issuance of common stock from initial public offering, net of offering costs	11,747	$12	174,725	—	—	—	174,737
Initial public offering costs paid by the Company	—	—	(1,404)	—	—	—	(1,404)
Initial public offering costs paid by NETGEAR	—	—	(3,148)	—	—	—	(3,148)
Net transfer from Parent	—	—	—	44,164	—	—	44,164
Conversion of Net parent investment into common stock	62,500	62	139,645	(139,645)	—	—	62
Stock-based compensation expense funded by NETGEAR	—	—	—	2,757	—	—	2,757
Stock-based compensation expense post-initial public offering	—	—	2,579	—	—	—	2,579
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(3)	—	(3)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	17	—	17
Balance as of September 30, 2018	74,247	$74	$312,397	$—	$14	$(6,776)	$305,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(105,566)	$(36,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,950	3,406
Premium amortization / discount accretion on investments, net	(391)	(3)
Stock-based compensation expense	15,261	5,336
Deferred income taxes	(109)	(438)
Changes in assets and liabilities:
Accounts receivable, net	66,348	(69,724)
Inventories	50,675	(50,009)
Prepaid expenses and other assets	(1,729)	(17,319)
Accounts payable	(24,381)	53,717
Deferred revenue	(1,996)	7,169
Accrued and other liabilities	(51,777)	57,966
Net cash used in operating activities	(42,715)	(46,309)
Cash flows from investing activities:
Purchases of property and equipment	(5,023)	(10,854)
Purchases of short-term investments	(29,768)	(39,774)
Proceeds from maturities of short-term investments	40,000	—
Net cash provided (cash used) by investing activities	5,209	(50,628)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	173,395
Proceeds related to employee benefit plans	1,837	—
Restricted stock unit withholdings	(1,755)	—
Net investment from parent	—	71,507
Net cash provided by financing activities	82	244,902
Net increase (decrease) in cash and cash equivalents and restricted cash	(37,424)	147,965
Cash and cash equivalents and restricted cash, at beginning of period	155,424	108
Cash and cash equivalents and restricted cash, at end of period	$118,000	$148,073

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,578	$5,279
De-recognition of build-to-suit assets and liabilities	$(21,610)	$—
Estimated fair value of a facility under build-to-suit lease	$—	$21,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Allocated Expenses from NETGEAR

Prior to the completion of the IPO, NETGEAR provided certain corporate services to the Company, which were allocated based on revenue, headcount, or other measures the Company has determined as reasonable through July 1, 2018. The amount of these allocations from NETGEAR reflected within operating expenses in the unaudited condensed consolidated statements of operations was $30.6 million for the six months ended July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. There were no allocations from NETGEAR during the three months ended September 30, 2018. Following July 1, 2018, the Company assumed responsibility for the costs of these functions.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended September 29, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes during the nine months ended September 29, 2019, other than the accounting policies discussed below.

Stock-based compensation

The Company’s employees have historically participated in NETGEAR’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Company based on the awards and terms previously granted to the Company’s employees as well as an allocation of NETGEAR’s corporate and shared functional employee expenses. The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the shares offered under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units ("RSUs") is based on the closing fair market value of NETGEAR’s common stock on the date of grant.

Equity awards granted by the Company under its own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, and RSUs. The Company uses the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. The Company recognizes these compensation expense generally on a straight-line basis over the requisite service period of the award. The fair value of stock options and PSOs is estimated on the grant or offering date using the Black-Scholes option pricing model and the forfeitures recorded as they occur. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock.

The stock-based compensation cost is recognized ratably over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three to four years for RSUs. For PSOs, stock-based compensation expense of individual performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

The Company's 2018 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with the opportunity to purchase the Company's common stock through accumulated payroll deductions at the end of specified purchase period. Eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each purchasing period is generally six months. The Company determines the fair value using the Black-Scholes Model using various inputs, including our estimate of expected volatility, term, dividend yield and risk-free interest rate. The Company recognizes compensation costs for the ESPP on a straight-line basis over the requisite service period of the award.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company issued grants consisting of 50% of time-based vesting RSUs, 25% of performance-based RSUs (“PSUs”) and 25% of market-based performance RSUs (“MPSUs”) to its named executive officers (“NEOs”) during the fiscal quarter ended September 29, 2019:

•The time-based vesting RSUs will vest in three equal annual installments during the period that begins on the RSU grant date.
•The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ending December 31, 2019 is achieved.
•The MPSUs will vest on the three-year anniversary of the MPSU grant date based on the performance of the Company's common stock relative to the Russell 2000 Index (“the Benchmark”) during the three-year period from grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative relative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will vest. In no event will the number of shares vested in each tranche exceed 200% of the target for that tranche.

The estimated compensation cost relating to the PSUs, is based on the closing fair market value of the Company's stock on the date of grant. The maximum number of shares that NEOs can earn is 150% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 50% of the target number of the PSUs.

To estimate the compensation cost relating to the MPSUs, the Company utilized a Monte Carlo simulation model on the date of grant. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and Russell 2000 Index, risk-free interest rates, and dividend yield.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Accounting Pronouncements Recently Adopted

ASU 2016-02

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a ROU asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The liability will be equal to the net present value of minimum lease payments while the ROU asset will be based on the liability, subject to adjustment, such as for initial direct costs. On January 1, 2019 (“adoption date”), the Company adopted the new standard utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether an expired or existing contract as of adoption date contains a lease, (2) lease classification for any expired or existing lease as of the adoption date and (3) initial direct costs for any existing lease as of the adoption date. The Company also elected to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million as of January 1, 2019 on its unaudited condensed consolidated balance sheets, with no material impact its unaudited consolidated statements of operations and cash flows.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Pronouncements Not Yet Effective

ASU 2016-13

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2021 (or the first fiscal quarter of 2020 should the Company cease to be classified as an EGC), with early adoption permitted. The Company continues to assess the potential impact of the new guidance, but does not expect it to have a material impact on its financial position, results of operations, or cash flows.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, or cash flows.

Note 3.	Balance Sheet Components

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with the Company’s lease agreement for its headquarters in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table totals cash and cash equivalents and restricted cash as reported on the unaudited condensed consolidated balance sheet as of September 29, 2019 and December 31, 2018, and the sum is presented on the unaudited condensed consolidated statements of cash flows:

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$113,870	$151,290
Restricted cash	4,130	4,134
Total as presented on the unaudited condensed consolidated statements of cash flows	$118,000	$155,424

Available-for-sale short-term investments

	As of September 29, 2019				As of December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$39,897	$44	$—	$39,941	$49,739	$2	$(4)	$49,737

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts receivable, net

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Gross accounts receivable	$100,253	$166,172
Allowance for doubtful accounts	(555)	(127)
Total accounts receivable, net	$99,698	$166,045

Property and equipment, net

The components of property and equipment are as follows:

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Machinery and equipment	$13,289	$11,415
Software	11,941	10,624
Computer equipment	4,042	4,342
Furniture and fixtures	3,795	2,698
Leasehold improvements	8,836	3,007
Construction in progress (1)	—	28,357
Total property and equipment, gross	41,903	60,443
Accumulated depreciation and amortization	(17,687)	(11,015)
Total property and equipment, net	$24,216	$49,428

_________________________

(1)
The Company had a build-to-suit lease arrangement under its corporate headquarters lease in San Jose, California. Upon the adoption of ASU 2016-02, the Company concluded that it did not have control over the underlying leased asset and de-recognized $21.6 million of Construction of progress. Refer to Note 8, Commitments and Contingencies, for further details.

Depreciation and amortization expense pertaining to property and equipment was $2.4 million and $6.6 million for the three and nine months ended September 29, 2019, respectively, and $1.1 million and $2.3 million for the three and nine months ended September 30, 2018, respectively. Allocated depreciation expense from NETGEAR was $0.5 million and $1.2 million for the three and six months ended July 1, 2018. There was no additional allocation of depreciation expense from NETGEAR for the three months ended September 30, 2018. For the periods prior to the completion of the IPO, the unaudited condensed consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR. Refer to Allocated Expenses from NETGEAR as discussed in Note 1, The Company and Basis of Presentation, for detailed disclosures regarding the methodology used for allocated expenses from NETGEAR.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

	As of September 29, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(8,196)	$1,604	$9,800	$(7,165)	$2,635
Other	500	(425)	75	800	(612)	188
Total intangibles, net	$10,300	$(8,621)	$1,679	$10,600	$(7,777)	$2,823

As of September 29, 2019, the remaining weighted-average estimated useful life of intangibles was 0.9 years. Amortization of intangibles was $0.4 million and $1.2 million for the three and nine months ended September 29, 2019, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

As of September 29, 2019, estimated amortization expense related to finite-lived intangibles for the remaining years was as follows (in thousands):

2019 (remaining three months)	$373
2020	1,306
Total estimated amortization expense	$1,679

Goodwill

There was no change in the carrying amount of goodwill during the nine months ended September 29, 2019 and the goodwill as of December 31, 2018 and September 29, 2019 was as follows (in thousands):

As of December 31, 2018	$15,638
As of September 29, 2019	$15,638

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As fair value was greater than carrying amount, goodwill was not impaired as of December 31, 2018 using the February 7, 2019 valuation. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $15.6 million. The Company determined that no events occurred or circumstances changed during the three months ended September 29, 2019 that would more likely than not reduce the fair value of the Company below its carrying amount.

Other non-current assets

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Non-current deferred income taxes	$1,218	$1,108
Deposits	3,644	4,084
Other	748	3,257
Total other non-current assets	$5,610	$8,449

Accrued liabilities

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Sales and marketing	$44,399	$75,863
Sales returns	29,351	49,247
Accrued employee compensation	6,707	11,897
Current operating lease liabilities	3,814	—
Warranty obligation	3,403	3,712
Freight	2,159	3,913
Current financing lease obligation	—	1,632
Other	20,238	25,772
Total accrued liabilities	$110,071	$172,036

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4.	Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 29, 2019 and December 31, 2018:

	As of September 29, 2019			As of December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$11,176	$11,176	$—	$438	$438	$—
Available-for-sale securities: U.S. treasuries (1)	39,941	39,941	—	49,737	49,737	—
Foreign currency forward contracts (2)	343	—	343	322	—	322
Total assets measured at fair value	$51,460	$51,117	$343	$50,497	$50,175	$322
Liabilities:
Foreign currency forward contracts (3)	$56	$—	$56	$71	$—	$71
Total liabilities measured at fair value	$56	$—	$56	$71	$—	$71
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of September 29, 2019 and December 31, 2018, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of September 29, 2019 and December 31, 2018, the Company has no Level 3 fair value assets or liabilities.

Note 5.	Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars, British pounds, euros, and Canadian dollars to manage its exposure to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s foreign currency forward contracts do not contain any credit risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts typically mature in less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large highly rated financial institutions and the Company does not consider non-performance a material risk.
The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the unaudited condensed consolidated statements of operations.

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 29, 2019 and December 31, 2018 are summarized as follows:

Derivative Assets	Balance Sheet Location	September 29, 2019	December 31, 2018	Balance Sheet Location	September 29, 2019	December 31, 2018
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$336	$293	Accrued liabilities	$46	$46
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	7	29	Accrued liabilities	10	25
Total		$343	$322		$56	$71

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables set forth the offsetting of derivative assets as of September 29, 2019 and December 31, 2018:

As of September 29, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$329	$—	$329	$(54)	$—	$275
Wells Fargo Bank	14	—	14	(2)	—	12
Total	$343	$—	$343	$(56)	$—	$287

As of December 31, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$100	$—	$100	$—	$—	$100
Wells Fargo Bank	222	—	222	(68)	—	154
Total	$322	$—	$322	$(68)	$—	$254

The following tables set forth the offsetting of derivative liabilities as of September 29, 2019 and December 31, 2018:

As of September 29, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$54	$—	$54	$(54)	$—	$—
Wells Fargo Bank	2	—	2	(2)	—	—
Total	$56	$—	$56	$(56)	$—	$—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$3	$—	$3	$—	$—	$3
Wells Fargo Bank	68	—	68	(68)	—	—
Total	$71	$—	$71	$(68)	$—	$3

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company enters into about eight forward contracts per quarter with an average size of $1.4 million USD equivalent related to its cash flow hedging program.

The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three months ended September 29, 2019 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$106,116	$95,613	$16,701	$13,657	$11,062
Gains (losses) on cash flow hedge	$86	$—	$(3)	$(3)	$(2)

The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the nine months ended September 29, 2019 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$247,594	$225,496	$52,456	$42,389	$32,512
Gains (losses) on cash flow hedge	$333	$(2)	$(24)	$(38)	$(11)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 6, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the nine months ended September 29, 2019.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about five non-designated derivatives per quarter with an average size of $2.0 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three and nine months ended September 29, 2019 and September 30, 2018 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$665	$(57)	$521	$(57)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended September 29, 2019.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of June 30, 2019	$72	$(22)	$1	$51
Other comprehensive income (loss) before reclassifications	(27)	100		73
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	78	—	78
Net current period other comprehensive income (loss)	(27)	22	—	(5)
Balance as of September 29, 2019	$45	$—	$1	$46

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income (loss) before reclassifications	47	256	1	304
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	258	—	258
Net current period other comprehensive income (loss)	47	(2)	1	46
Balance as of September 29, 2019	$45	$—	$1	$46

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 29, 2019:

	Three Months Ended September 29, 2019		Nine Months Ended September 29, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$100	$86	$257	$333	Revenue
Foreign currency contracts	—	—	—	(2)	Cost of revenue
Foreign currency contracts	—	(3)	—	(24)	Research and development
Foreign currency contracts	—	(3)	—	(38)	Sales and marketing
Foreign currency contracts	—	(2)	—	(11)	General and administrative
	$100	$78	$257	$258	Total *
_________________________
* Tax impact to hedging gains and losses from derivative contracts was immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7.Deferred Revenue

Deferred Revenue

Deferred revenue consists of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Deferred revenue primarily consists of prepaid services and customer billings in advance of revenues being recognized from the Company's subscription contracts.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$58,575	$15,770	$5,209	$79,554

The majority of the performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the three and nine months ended September 29, 2019, $12.4 million and $32.6 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $11.9 million and $34.6 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $22.1 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 12, Segment and Geographic Information, for revenue by geography.

Note 8.	Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company recognizes lease expense on a straight-line basis over the lease term.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The operating lease expense for the three and nine months ended September 29, 2019 was as follows:

	Statements of Operations Location	Three Months Ended September 29, 2019	Nine Months Ended September 29, 2019
		(In thousands)
Operating lease cost (1)	General and administrative	$1,726	$5,068
________________________

(1)	Included short-term leases and variable lease costs which were immaterial.

The effect of accounting standards adoption of ASU 2016-02 on the unaudited condensed consolidated statement of balance sheets and supplemental balance sheet information related to operating leases as of September 29, 2019 were as follows:

Leases	Balance Sheet Location	September 29, 2019	January 1, 2019	December 31, 2018
		(In thousands)
Build-to-suit lease (1)	Property and equipment, net	$—	$(21,610)	$21,610
Build-to-suit lease (1)	Accrued liabilities	—	(281)	281
Build-to-suit lease (1)	Accrued liabilities	—	(1,632)	1,632
Build-to-suit lease (1)	Non-current financing lease obligation	—	(19,978)	19,978
Build-to-suit lease (1)	Retained earnings (Accumulated deficit)	281	281	—

Operating leases (2)	Operating lease right-of-use assets, net	32,008	14,400	—
Operating leases (2)	Accrued liabilities	—	(107)	107
Operating leases (2)	Accrued liabilities	3,814	2,356	—
Operating leases (2)	Non-current deferred rent	—	(1,141)	1,141
Operating leases (2)	Non-current operating lease liabilities	30,484	12,044	—
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

(2)
The Company adopted ASU 2016-02 on January 1, 2019 which resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million on its unaudited condensed consolidated balance sheets. The ROU assets were reduced by $0.1 million current deferred rent and $1.1 million non-current deferred rent which were de-recognized along with the adoption. As of March 31, 2019, the construction of the Company’s leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company, resulting in lease commencement inception for the portion that was completed and occupied by the Company. Therefore, the Company proportionally recorded ROU assets and lease liabilities of $14.3 million, representing two thirds of the total value of the ROU assets and lease liabilities. As of June 30, 2019, upon the completion of the leasehold improvements and full occupation of the entire building, the Company recognized the remaining value of ROU assets and lease liabilities of $7.2 million. As of September 29, 2019, the Company received $3.1 million reimbursement for leasehold improvements that the Company de-recognized during the quarter.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental cash flow information related to operating leases for the three and nine months ended September 29, 2019 was as follows:

	Three Months Ended September 29, 2019	Nine Months Ended September 29, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,470	$2,882
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$439	$22,172

Weighted average remaining lease term and weighted average discount rate related to operating leases as of September 29, 2019 were as follows:

Weighted average remaining lease term	5.9 years
Weighted average discount rate	5.67%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of September 29, 2019 was as follows (in thousands):

2019 (Remaining three months)	$1,170
2020	5,950
2021	5,789
2022	5,645
2023	4,968
Thereafter	19,488
Total lease payments	43,010
Less: interest (1)	(8,712)
Total	$34,298

Accrued liabilities	$3,814
Non-current operating lease liabilities	30,484
Total	$34,298
________________________

(1)	Calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases.

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

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of September 29, 2019 the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 29, 2019, the Company had approximately $71.4 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of September 29, 2019, the loss liability from committed purchases was $2.6 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
Balance at the beginning of the period	$3,232	$3,487	$3,712	$31,756
Reclassified to sales returns upon adoption of ASC 606 (1)	—	—	—	(28,713)
Provision for warranty obligation made during the period	364	344	292	1,166
Settlements made during the period	(193)	(213)	(601)	(591)
Balance at the end of the period	$3,403	$3,618	$3,403	$3,618
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

In the Federal Action, four investors filed motions to be appointed lead plaintiff. On May 6, 2019, the court appointed a shareholder named Matis Nayman to serve as lead plaintiff and the law firm of Keller Lenkner LLC as lead counsel. On June 7, 2019, plaintiff filed an amended complaint, which alleges that defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by failing to adequately disclose quality control problems and adverse sales trends surrounding the Company’s IPO. The amended complaint also names as defendants the underwriters in the IPO and NETGEAR, Inc. Defendants filed a motion to dismiss the amended complaint on August 6, 2019. Plaintiff opposed the motion to dismiss on September 6, 2019, and defendants filed a reply on October 4, 2019. A hearing on the motion to dismiss is currently scheduled for December 5, 2019. Pursuant to the Private Securities Litigation Reform Act (“PSLRA”), discovery is stayed until the court rules on the motion to dismiss.

In addition, a shareholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 (the “Derivative Action”) in the Northern District of California. The action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action pending resolution of the motion to dismiss in the Federal Action.

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

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of September 29, 2019.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of September 29, 2019. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its key executives (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer and Chief Financial Officer) or (b) the individual’s base salary for six months (for other key executives), (2) (a) 12 months of health benefits continuation (for the Chief Executive Officer and Chief Financial Officer) or (b) six months of health benefits continuation (for other key executives) and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1.5 times for the Chief Financial Officer) of the sum of the individual’s annual base salary and target annual bonus (for the Chief Executive Officer and Chief Financial Officer) or (b) a cash severance equal to the individual’s annual base salary (for other key executives), (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer, 18 months for the Chief Financial Officer, and 12 months for other key executives) and (3) vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of September 29, 2019.

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

The Company grants options and RSUs under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. Award vesting periods for this plan are generally three to four years. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years. The Company granted to its NEOs options to purchase 2,781,249 shares of Arlo common stock (“IPO Options”).

The following table sets forth the available shares for grant under the 2018 Plan as of September 29, 2019 and December 31, 2018:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2018 (1)	3,969
Additional authorized shares	2,970
Granted (3)	(6,303)
Forfeited / cancelled (2)	1,464
Expired	1
Shares traded for taxes	349
Shares available for grant as of September 29, 2019	2,450
_________________________

(1)
Includes Arlo IPO Options of 2.8 million shares granted to the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). As of September 29, 2019, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied except for Tranche 4 Performance Option. Therefore, this line item includes all such performance-based IPO Options granted during the year ended December 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied. Tranche 4 Performance Option’s measurement period was completed and none of the shares vested.

(2)
Includes 0.3 million shares subject to awards that were cancelled in connection with Mr. Collins’ separation from the Company. In addition, also includes 0.5 million shares subject to the IPO Options that were voluntarily forfeited by the Chief Executive Officer as the performance metrics for Tranches 4 and 5 of the IPO Options were not expected to be achieved.

(3)
Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the Company's NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ending December 31, 2019 is achieved. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Russell 2000 Index (“the Benchmark”) during the three-year period from the grant date.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 15, 2019 and ended on August 14, 2019. As of September 29, 2019, approximately 1.5 million shares were available for issuance under the ESPP.

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

Option Activity

Arlo’s stock option activity during the nine months ended September 29, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018 (1)	7,209	$12.08
Granted	10	$3.90
Exercised	(4)	$3.03
Forfeited / cancelled (2)	(938)	$15.88
Expired	(159)	$12.00
Outstanding as of September 29, 2019	6,118	$11.49

(1)     Includes Arlo IPO Options of 2.8 million shares granted to the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). As of September 29, 2019, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied except for Tranche 4 Performance Option. Therefore, this line item includes all such performance-based IPO Options granted during the year ended December 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied. Tranche 4 Performance Option’s measurement period was completed and none of the shares vested.

(2)
Includes 0.3 million shares subject to awards that were cancelled in connection with Mr. Collins’ separation from the Company. In addition, also includes 0.5 million shares subject to the IPO Options that were voluntarily forfeited by the Chief Executive Officer as the performance metrics for Tranches 4 and 5 of the IPO Options were not expected to be achieved.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR’s stock option activity for Arlo employees during the nine months ended September 29, 2019 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	283	$26.53
Exercised	(48)	$21.35
Forfeited / cancelled	(16)	$36.27
Expired	(14)	$41.67
Outstanding as of September 29, 2019	205	$25.94

RSU Activity

Arlo’s RSU activity during the nine months ended September 29, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	3,141	$12.22
Granted (3)	6,293	$4.83
Vested	(1,033)	$11.30
Forfeited	(368)	$8.55
Outstanding as of September 29, 2019	8,033	$6.71

(3)
Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to a group of NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ending December 31, 2019 is achieved.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche.

NETGEAR’s RSU activity for Arlo employees during the nine months ended September 29, 2019 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2018	522	$34.89
Vested	(155)	$32.44
Forfeited	(40)	$36.47
Outstanding as of September 29, 2019	327	$35.85

The following table sets forth the weighted average assumptions used to estimate the fair value of Arlo’s purchase rights granted under Arlo’s ESPP for the three and nine months ended September 29, 2019 and NETGEAR’s options granted and purchase rights granted under NETGEAR’s ESPP to Arlo employees during the three and nine months ended September 30, 2018.

	Three Months Ended				Nine Months Ended
	Stock Options		ESPP		Stock Options		ESPP
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Expected life (in years)	NA	4.4	0.5	NA	6.3	4.4	0.5	0.5
Risk-free interest rate	NA	2.79%	2.49%	NA	2.28%	2.32%	2.49%	1.81%
Expected volatility	NA	33.5%	97.6%	NA	73.0%	30.9%	97.6%	37.1%
Dividend yield	—	—	—	—	—	—	—	—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company determined the fair value of the PSUs using the closing price of the Company's common stock as of the grant date. For PSUs, stock-based compensation expense of performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted during the three months ended September 29, 2019 was $4.14 per share. The assumptions used in this model to estimate fair value at the grant date are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Expected life	3.0	N/A	3.0	N/A
Risk-free interest rate	1.52%	N/A	1.52%	N/A
Expected volatility	65.1%	N/A	65.1%	N/A
Dividend yield	—	N/A	—	N/A
Stock Beta	0.30	N/A	0.30	N/A

Stock-Based Compensation Expense

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated. The Company’s unaudited condensed consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated. The following tables set forth stock-based compensation expense for Arlo employees and allocated charges deemed attributable to Arlo operations resulting from NETGEAR’s and Arlo’s RSUs, PSUs, MPSUs and stock options, and the purchase rights under the NETGEAR’s ESPP included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

	Three Months Ended				Nine Months Ended
	September 29, 2019	September 30, 2018			September 29, 2019	September 30, 2018
	Total	Direct	Indirect	Total	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$467	$236	$—	$236	$1,286	$336	$583	$919
Research and development	1,569	872	—	872	4,501	2,186	396	2,582
Sales and marketing	791	754	—	754	2,722	1,239	969	2,208
General and administrative	2,392	1,575	—	1,575	6,752	1,575	2,100	3,675
Total stock-based compensation	$5,219	$3,437	$—	$3,437	$15,261	$5,336	$4,048	$9,384

The Company recognizes these compensation expense generally on a straight-line basis over the requisite service period of the award.

As of September 29, 2019, $13.0 million of unrecognized compensation cost related to Arlo’s stock options and IPO options was expected to be recognized over a weighted-average period of 2.8 years. $33.0 million of

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.9 years.

As of September 29, 2019, $0.5 million of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 1.9 years. $9.1 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 2.1 years.

Note 10.	Income Taxes

The income tax provision for the three and nine months ended September 29, 2019, was $0.3 million, or an effective tax rate of (0.9)%, and $0.9 million, or an effective tax rate of (0.8)%, respectively. The income tax provision for the three and nine months ended September 30, 2018, was $0.2 million, or an effective tax rate of (1.7)%, and $0.8 million, or an effective tax rate of (2.3)%, respectively. During the three and nine months ended September 29, 2019, the Company sustained higher book losses than the same periods in the prior year. The Company has a full valuation allowance on its U.S. federal and state deferred tax attributes. As a result, consistent with the prior year, the Company did not record a tax benefit on these losses because of uncertainty about its future profitability. The increase in income tax provision for the three months ended September 29, 2019, compared to the prior year period was primarily due to higher foreign earnings in the 2019 period compared to 2018. The increase in income tax provision for the nine months ended September 29, 2019, compared to the prior year period resulted primarily from the increase in U.S. state tax liability in the 2019 period compared to 2018.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net loss per share for the three and nine months ended September 29, 2019 and September 30, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands, except per share data)
Numerator:
Net loss	$(30,590)	$(13,225)	$(105,566)	$(36,410)
Denominator:
Weighted average common shares - basic	75,337	69,600	74,831	64,867
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	75,337	69,600	74,831	64,867

Basic net loss per share	$(0.41)	$(0.19)	$(1.41)	$(0.56)
Diluted net loss per share	$(0.41)	$(0.19)	$(1.41)	$(0.56)

Anti-dilutive employee stock-based awards, excluded	10,287	1,929	10,114	643

Note 12.	Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its CEO as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a combined basis for purposes of allocating resources and evaluating financial performance.

Geographic Information

The Company conducts business across three geographic regions: Americas, EMEA and APAC. Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, net changes in deferred revenue, and gains or losses from hedging. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and device location for service sales.

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(In thousands)
United States (“U.S.”)	$81,441	$108,236	$184,733	$263,798
Americas (excluding U.S.)	4,121	4,613	9,759	10,455
EMEA	13,002	11,760	37,370	50,416
APAC	7,552	6,565	15,732	18,091
Total revenue	$106,116	$131,174	$247,594	$342,760

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
United States (“U.S.”)	$18,970	$45,053
Americas (excluding U.S.)	1,123	218
EMEA	545	567
China	2,555	3,040
APAC (excluding China)	1,023	550
Total property and equipment, net	$24,216	$49,428

Note 13. Subsequent Events
Agreements with Verisure S.à.r.l.
On November 4, 2019, Arlo Technologies, Inc. (the “Company”) and Verisure S.à.r.l. (“Verisure”) concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”).
The Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will transfer, sell and assign to Verisure certain assets (the “Assets”) related to the Company’s commercial operations in Europe (the “Business”) to Verisure for $50.0 million in cash plus inventory to be transferred to Verisure as of the closing of the transactions contemplated by the Purchase Agreement and subject to a net working capital adjustment. As part of the transactions contemplated by the Purchase Agreement, Verisure will offer positions to approximately 25 Company employees who support the Business, and will also assume certain liabilities related to the Business.
The closing of the transactions contemplated by the Purchase Agreement (the “Closing”) is subject to certain customary closing conditions, including, among other conditions, regulatory approvals, the accuracy of the representations and warranties made by each of the Company and Verisure, the compliance by the parties with their respective obligations under the Purchase Agreement and that there shall have been no material adverse effect with respect to the Business. The Closing, which is expected to occur by the first quarter of 2020, may not be completed if any of the closing conditions are not satisfied or waived.
The Purchase Agreement contains customary representations and warranties regarding Verisure, the Business and the Assets, covenants regarding the Assets and the Business that apply between signing and Closing, indemnification provisions, termination rights and other customary provisions. The Company has agreed not to engage in any business that competes with the Business for a period of three years after Closing.
The Supply Agreement provides that, upon the terms and subject to the conditions set forth in the Supply Agreement, Verisure will become the exclusive distributor of Company products in Europe for all channels, and will non-exclusively distribute Company products in connection with Verisure’s security business (the “Verisure Security Business”). During the five-year period commencing January 1, 2020, Verisure has an aggregate minimum purchase commitment of $500.0 million, which includes yearly annual commitments. Verisure will pay the Company an upfront payment of $20.0 million on the date of the Closing of the Purchase Agreement and $40.0 million on the one year anniversary as prepayments.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Supply Agreement also provides that the Company will provide certain development services to Verisure, including developing certain custom products specified by Verisure, in exchange for an aggregate of $10.0 million, payable in installments provided that the Company has met certain development milestones.
The Supply Agreement will have an initial term of five years, but may be automatically renewed for additional five-year terms if neither party provides written notice of re-negotiation at least 12 months prior to the expiration. If a party provides written notice of its intent to renegotiate, the parties will negotiate any revised terms in good faith, and if the parties fail to reach an agreement on new terms by six months prior to the expiration, Verisure will have the right to terminate the Supply Agreement or elect to renew the Supply Agreement for a five-year term with its current terms (excluding any prepayment or minimum volume provisions) and if Verisure takes no action, the Supply Agreement will automatically renew for an additional five years. Verisure may terminate the Supply Agreement if the Company (i) experiences a change of control without Verisure’s consent, (ii) assigns the Supply Agreement to a third party without Verisure’s consent, (iii) materially breaches the Supply Agreement and does not cure such breach within 45 days’ notice or (iv) ceases to operate in the ordinary course or undergoes an insolvency event. If the Purchase Agreement terminates prior to Closing, the Supply Agreement will be suspended and the parties will enter into a seven-week negotiation period to determine whether the Supply Agreement will continue and on what terms. The Company may terminate the Supply Agreement (a) if Verisure materially breaches the Supply Agreement and does not cure such breach within 45 days’ notice or (b) if Verisure ceases to operate in the ordinary course or undergoes an insolvency event.

Credit Agreement

On November 5, 2019, the Company entered into a Business Financing Agreement (the “Credit Agreement”) with Western Alliance Bank, an Arizona corporation, as lender (the “Lender”).

The Credit Agreement provides for a two-year revolving credit facility (the “Credit Facility”) that matures on November 5, 2021 and that may, by its terms, be extended by mutual written agreement between the Company and the Lender. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be 60% of the Company’s eligible receivables and eligible accounts receivable, less such reserves as the Lender may deem proper and necessary from time to time. The Lender is not required to make any advance under the Credit Facility during the period beginning on January 1st and continuing through June 30th, except for advances made against eligible receivables first invoiced between July 1 and December 31, 2019. The Credit Agreement also includes sublimits for the issuance by the Lender of letters of credit, credit card indebtedness and foreign exchange forward contract. Repayment of the borrowings under the Credit Facility are due upon collection of the eligible receivables. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s domestic personal property, excluding intellectual property assets and more than 65% of the shares of voting capital stock of any of the Company’s foreign subsidiaries.

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate plus two and one-quarter percentage points (2.25%), plus an additional five percentage points (5.0%) during any period that an event of default has occurred and is continuing. Among other fees, the Company is required to pay an annual facility fee equal to 0.25% of the limit under the Credit Facility due upon entry into the Credit Agreement and on each anniversary thereof.

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain certain amount of domestic cash, and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable.

Restructuring Plan

On November 7, 2019, the Company announced a restructuring plan that includes, but is not limited to, reducing outside services, headcount, marketing and capital expenditures to manage the Company's operating expenses. The Company expects to incur restructuring charges of $1.0 million to $2.0 million which are primarily associated with headcount-related charges under the restructuring plan.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform creates a seamless, end-to-end connected lifestyle solution that provides customers with visibility, insight, and a powerful means to help them protect and connect with the people and things that matter most to them. Arlo enables users to monitor their environments and engage in real-time with their families and businesses from any location with a Wi-Fi or a cellular network internet connection. Since the launch of our first product in December 2014, we have shipped approximately 14.4 million smart connected devices, and, as of September 29, 2019, our smart platform had approximately 3.7 million cumulative registered users across more than 100 countries around the world.

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

Subsequent to the third fiscal quarter 2019, we announced several transactions, including the agreements with Verisure S.a.r.l., business financing agreement with Western Alliance Bank, and a restructuring plan. Refer to Note 13. Subsequent Events in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10 for further details of these announcements.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through online purchases. International revenue was 23.3% and 17.5% of our revenue for the three months ended September 29, 2019 and September 30, 2018, respectively, and 25.4% and 23.0% of our revenue for the nine months ended September 29, 2019 and September 30, 2018, respectively.

For the three months ended September 29, 2019 and September 30, 2018, we generated revenue of $106.1 million and $131.2 million, respectively, representing a year-over-year decline of 19.1%. Loss from operations was $31.1 million for the three months ended September 29, 2019 and $13.4 million for the three months ended September 30, 2018. Separation expense of $0.1 million and $5.8 million was included in the loss amount for the three months ended September 29, 2019 and September 30, 2018, respectively. For the nine months ended September 29, 2019 and September 30, 2018, we generated revenue of $247.6 million and $342.8 million, respectively, representing a year-over-year decline of 27.8%. Loss from operations was $107.0 million for the nine months ended September 29, 2019 and $35.2 million for the nine months ended September 30, 2018. Separation expenses of $1.8 million and $23.6 million were included in the loss amount for the nine months ended September 29, 2019 and September 30, 2018, respectively.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and subscriber bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in brand awareness and channel partnerships and to continue our global expansion. We expect to maintain our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform.

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Cumulative registered users	3,691	47.8%	2,498	3,691	47.8%	2,498
Paid subscribers	211	68.8%	125	211	68.8%	125
Devices shipped	1,138	(19.9)%	1,421	2,718	(20.1)%	3,402
Service revenue	11,810	20.2%	9,827	34,235	26.4%	27,082

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

Paid Subscribers. Paid subscribers worldwide measured as subscribers to any paid service subscription plan, excluding prepaid service subscribers. During the second quarter of 2019, we factored in an adjustment to the first quarter of 2019 paid subscriber number and have subsequently revised the first quarter of 2019 paid subscriber total to 162,000.

Devices Shipped. Devices shipped represents the number of Arlo cameras, lights, and doorbells that are shipped to our customers during a period. Devices shipped does not include shipments of Arlo accessories and Arlo base stations, nor does it take into account returns of Arlo cameras, lights, and doorbells. The growth rate of our revenue is not necessarily correlated with our growth rate of devices shipped, as our revenue is affected by a number of other variables, including but not limited to returns from customers, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, sales of accessories, and premium services, the types of Arlo products sold during the relevant period and the introduction of new product offerings that have different U.S. manufacturer’s suggested retail prices.

Service Revenue. Service revenue represents revenue recognized relating to prepaid services and paid service subscriptions. Our prepaid services pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period, one-year free subscription for Arlo Smart services for our Arlo Ultra products launched in early 2019, and three-months free subscription for Arlo Smart services for our Arlo Pro 3 products launched in late September 2019. Our paid subscription services relate to sales of subscription plans to our registered users.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	September 29, 2019		September 30, 2018		September 29, 2019		September 30, 2018
	(In thousands, except percentage data)
Revenue:
Products	$94,306	88.9%	$121,347	92.5%	$213,359	86.2%	$315,678	92.1%
Services	11,810	11.1%	9,827	7.5%	34,235	13.8%	27,082	7.9%
Total revenue	106,116	100.0%	131,174	100.0%	247,594	100.0%	342,760	100.0%
Cost of revenue:
Products	88,755	83.7%	96,754	73.8%	206,878	83.6%	241,808	70.5%
Services	6,858	6.5%	4,673	3.6%	18,618	7.5%	13,858	4.0%
Total cost of revenue	95,613	90.1%	101,427	77.3%	225,496	91.1%	255,666	74.6%
Gross profit	10,503	9.9%	29,747	22.7%	22,098	8.9%	87,094	25.4%
Operating expenses:
Research and development	16,701	15.7%	16,100	12.3%	52,456	21.2%	41,929	12.2%
Sales and marketing	13,657	12.8%	12,843	9.8%	42,389	17.1%	37,123	10.8%
General and administrative	11,062	10.4%	8,357	6.4%	32,512	13.1%	19,553	5.7%
Separation expense	137	0.1%	5,823	4.4%	1,760	0.7%	23,649	6.9%
Total operating expenses	41,557	39.2%	43,123	32.9%	129,117	52.1%	122,254	35.7%
Loss from operations	(31,054)	(29.3)%	(13,376)	(10.2)%	(107,019)	(43.2)%	(35,160)	(10.3)%
Interest income	596	0.6%	503	0.4%	2,170	0.9%	503	0.1%
Other income (expense), net	154	0.1%	(129)	(0.1)%	138	0.1%	(923)	(0.3)%
Loss before income taxes	(30,304)	(28.6)%	(13,002)	(9.9)%	(104,711)	(42.3)%	(35,580)	(10.4)%
Provision for income taxes	286	0.3%	223	0.2%	855	0.3%	830	0.2%
Net loss	$(30,590)	(28.8)%	$(13,225)	(10.1)%	$(105,566)	(42.6)%	$(36,410)	(10.6)%

Revenue

Our gross revenue consists primarily of sales of devices and prepaid and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our prepaid services primarily pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period, one-year free subscription for Arlo Smart services for our Arlo Ultra products launched in early 2019, and three-months free subscription for Arlo Smart services for our Arlo Pro 3 products launched in late September 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered users.

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

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Americas	$85,562	(24.2)%	$112,849	$194,492	(29.1)%	$274,253
Percentage of revenue	80.6%		86.0%	78.6%		80.0%
EMEA	13,002	10.6%	11,760	37,370	(25.9)%	50,416
Percentage of revenue	12.3%		9.0%	15.1%		14.7%
APAC	7,552	15.0%	6,565	15,732	(13.0)%	18,091
Percentage of revenue	7.1%		5.0%	6.4%		5.3%
Total revenue	$106,116	(19.1)%	$131,174	$247,594	(27.8)%	$342,760

Revenue for the three months ended September 29, 2019 decreased 19.1%, compared to the prior year period. The decrease was primarily driven by a slowdown in our customer demand for connected cameras, increased competition, a significant reduction in sales of Arlo Lights, partially offset by higher service revenue, less provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue. During the latter part of the third quarter of fiscal 2019, we launched our new product Arlo Pro 3, which features 2K video resolution capability late in September 2019.

Revenue for the nine months ended September 29, 2019 decreased 27.8%, compared to the prior year period. The decrease was primarily driven by a slowdown in our customer demand for connected cameras, increased competition, a significant reduction in sales of Arlo Lights, higher provisions for price protection and marketing expenditures that are deemed to be a reduction of revenue, partially offset by less provisions for sales returns. During the nine-months ended September 30, 2019, we launched Arlo Ultra, with 4K video resolution capability, in the first quarter of fiscal 2019 and our new product Arlo Pro 3, with 2K video resolution capability late in September 2019.

Service revenue increased by $2.0 million, or 20.2%, and $7.2 million, or 26.4%, for the three and nine months ended September 29, 2019 compared to the prior year periods, respectively, as our paid subscribers increased compared to the prior year periods.

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

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: product mix, sales channel mix, registered user acceptance of paid subscription service offerings, fluctuation in foreign exchange rates and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty product conversion costs, charges for excess or obsolete inventory, and amortization of acquired intangibles. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-

end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and services costs and gross margin.
The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Cost of revenue:
Products	$88,755	(8.3)%	$96,754	$206,878	(14.4)%	$241,808
Services	6,858	46.8%	4,673	18,618	34.3%	13,858
Total cost of revenue	$95,613	(5.7)%	$101,427	$225,496	(11.8)%	$255,666
Gross margin	9.9%		22.7%	8.9%		25.4%

Cost of revenue decreased for the three and nine months ended September 29, 2019, primarily due to the product revenue decline compared to the prior year periods. Service cost of revenue increased for the three and nine months ended September 29, 2019, in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile.

Gross margin decreased significantly for the three months ended September 29, 2019 compared to the prior year period, due to the product and service margin decline, which are primarily due to increased warranty costs, unfavorable product overhead and freight-related efficiencies, partially offset by less charges for excess or obsolete inventory and less provisions for sales returns.

Gross margin decreased significantly for the nine months ended September 29, 2019 compared to the prior year period, due to the product and service margin decline, which are primarily due to increased channel promotion activities that are deemed to be reductions of revenue and increased provisions for price protection, increased warranty costs, unfavorable product overhead and freight-related efficiencies, partially offset by less charges for excess or obsolete inventory, and less provisions for sales returns.

Our service margin increased for the three and nine months ended September 29, 2019 compared to prior year periods, primarily due to service revenue growth as a result of an increase in paid subscribers compared to the prior year periods.

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

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory testing, other consulting fees, and corporate IT and facility overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to stay relatively flat in absolute dollars as we manage our expense and while continuing to develop new product and service offerings to support the connected lifestyle market. For the fourth fiscal quarter 2019, we expect research and development expense to remain flat compared to the third fiscal quarter 2019. We expect research and development expense to fluctuate depending on the timing and number of development activities in any given period, and such expense could vary significantly as a percentage of revenue, depending on actual revenue achieved in any given period.
The following table presents research and development expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Research and development expense	$16,701	3.7%	$16,100	$52,456	25.1%	$41,929

Research and development expense increased slightly for the three months ended September 29, 2019, compared to the prior year period, due to increases of $1.3 million in corporate IT and facility overhead, partially offset by decrease of $0.4 million in outside professional services expenses and $0.3 million of transition services agreement ("TSA") related expenses. TSA-related expenses are expected to be completed by the calendar year ending December 31, 2019.
Research and development expense increased for the nine months ended September 29, 2019, compared to the prior year period, as expected, primarily due to increases of $8.1 million in corporate IT and facility overhead and $2.3 million in personnel-related expenses. The increased expenditures on personnel-related expense and engineering projects were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities.
Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and amortization of certain intangibles. We expect our sales and marketing expense to fluctuate based on the seasonality of our business for the foreseeable future.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Sales and marketing expense	$13,657	6.3%	$12,843	$42,389	14.2%	$37,123

Sales and marketing expense increased for the three months ended September 29, 2019, compared to the prior year period, primarily due to an increase in corporate IT and facility overhead of $0.7 million, marketing expenditures of $0.4 million, personnel-related expenses of $0.3 million, and other expenses of $0.3 million specifically for our credit card fees for our service subscription business and direct to consumer online store. The increases were partially offset by a decrease of $0.9 million in TSA-related expenses.

Sales and marketing expense increased for the nine months ended September 29, 2019, compared to the prior year period, as expected, primarily due to an increase in outside professional services of $2.9 million, corporate IT and facility overhead of $2.2 million, personnel-related expenses of $1.2 million, and other expenses of $0.6 million specifically for our credit card fees for our service subscription business and direct to consumer online store. The increases were partially offset by a decrease TSA-related expenses of $0.8 million and sales-related freight of $0.7 million.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, corporate IT and facility overhead, strategic initiative expense, and other general corporate expense. For the fourth fiscal quarter 2019, we expect general and administrative expense to moderately increase compared to the third fiscal quarter 2019. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.
The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
General and administrative expense	$11,062	32.4%	$8,357	$32,512	66.3%	$19,553

General and administrative expense increased for the three months ended September 29, 2019, compared to the prior year period, as expected, primarily due to higher corporate IT and facility overhead of $3.1 million, higher legal and professional services of $1.4 million, and higher personnel-related expenditures of $0.8 million, partially offset by $2.8 million decrease in TSA-related expenses.
General and administrative expense increased significantly for the nine months ended September 29, 2019, compared to the prior year period, as expected, primarily due to higher corporate IT and facility overhead of $6.5 million, higher personnel-related expenditures of $4.2 million, and higher legal and professional services of $3.7 million, partially offset by $2.6 million decrease in TSA-related expenses. Increased costs were also driven by our company becoming a standalone public company from August 2018.
Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. The significant reduction during the three and nine months ended September 29, 2019 was as a result of the substantial completion of our Separation from NETGEAR on December 31, 2018. We expect a continued reduction in our separation expense for the remaining fiscal year ending December 31, 2019 as we substantially completed our Separation from NETGEAR.
The following table presents separation expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Separation expense	$137	(97.6)%	$5,823	$1,760	(92.6)%	$23,649

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Interest income	596	**	503	2,170	**	503
Other income (expense), net	154	**	(129)	138	**	(923)
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to moderately decrease as we use up our short-term investments and cash and cash equivalents to fund our operations.

During the three and nine months ended September 29, 2019, we earned interest income of $0.6 million and $2.2 million, respectively, from our short-term investments and cash and cash equivalents.

Other income (expense), net increased for the three and nine months ended September 29, 2019, compared to the prior year periods due primarily to higher foreign currency transaction gains, mainly as a result of the U.S. dollar strengthening versus transaction currencies. We entered into foreign currency hedging program in the third quarter of fiscal 2018, which effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 29, 2019	% Change	September 30, 2018	September 29, 2019	% Change	September 30, 2018
	(In thousands, except percentage data)
Provision for income taxes	$286	28.3%	$223	$855	3.0%	$830
Effective tax rate	(0.9)%		(1.7)%	(0.8)%		(2.3)%

The increase in income tax provision for the three months ended September 29, 2019, compared to the prior year period was primarily due to higher foreign earnings in the 2019 period compared to 2018. The increase in income tax provision for the nine months ended September 29, 2019, compared to the prior year period resulted primarily from the increase in U.S state tax. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of September 29, 2019, our accumulated deficit was $151.1 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of September 29, 2019, we had cash, cash equivalents and short-term investments totaling $153.8 million. 13.3% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of the Tax Cuts and the Jumpstart Our Business Startups Act of 2017 (the

“Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact is generally immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. Subsequent to the third fiscal quarter 2019, we entered into a business financing agreement with Western Alliance Bank. Refer to Note 13. Subsequent Events in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement.

Based on our current plans, business financing agreement with Western Alliance Bank , and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future, including sooner as may be anticipated, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. To preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the Distribution that could limit our ability to pursue certain transactions including equity issuances.

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
The following table presents our cash flows for the periods presented.

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(In thousands)
Net cash used in operating activities	$(42,715)	$(46,309)
Net cash provided by (used in) investing activities	5,209	(50,628)
Net cash provided by financing activities	82	244,902
Net cash increase (decrease)	$(37,424)	$147,965

Operating activities

Net cash used in operating activities decreased by $3.6 million for the nine months ended September 29, 2019 compared to the prior year period, due primarily to better working capital management. Our cash inflow from changes in assets and liabilities increased by $55.3 million year over year as a result of increased accounts receivable collections and lower inventory balance, and was offset by a $51.7 million year over year increase in net loss, plus adjustments to reconcile net loss to net cash used in operations. Changes in operating activities also reflected the movements of the balances for Unaudited Condensed Consolidated Statements of Cash Flows purposes since the balances contributed by NETGEAR on or before the initial public offering reflects the contributed balances to us as per the master separation agreement between Arlo and NETGEAR and related documents governing the Contribution.

Our days sales outstanding (“DSO”) decreased to 85 days as of September 29, 2019 as compared to 125 days as of December 31, 2018. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory decreased to $74.1 million as of September 29, 2019 from $124.8 million as of December 31, 2018, primarily due to better inventory management. As a result, our ending inventory turns were 4.8 in the three months ended September 29, 2019 up from 3.6 turns in the three months ended December 31, 2018. Our accounts payable decreased to $57.8 million as of September 29, 2019 from $82.5 million as of December 31, 2018, primarily as a result of lower inventory purchases.

Investing activities

Net cash used in investing activities decreased by $55.8 million for the nine months ended September 29, 2019 compared to the prior year period, primarily due to the maturity of short-term investments in the amount of $40.0 million, less purchases of short-term investments of $10.0 million, and less purchases of property equipment of $5.8 million.

Financing activities

Net cash used in financing activities of $0.1 million in the nine months ended September 29, 2019 represented proceeds from ESPP contributions of $1.8 million, partially offset by $1.7 million in tax withholdings from restricted stock unit releases. Net cash provided by financing activities was $244.9 million for the nine months ended September 30, 2018, primarily due to net proceeds from IPO of $173.4 million and net investment from parent of $71.5 million. Prior to the completion of the IPO, because cash and cash equivalents were held by NETGEAR at the corporate level and were not attributable to Arlo, cash flows related to financing activities primarily reflect changes in Net parent investment.

Contractual Obligations

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 8, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, there were no material changes to our contractual obligations during the nine months ended September 29, 2019 from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Off-Balance Sheet Arrangements
As of September 29, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 29, 2019, other than Leases as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

During the nine months ended September 29, 2019, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have recorded a net loss of $30.6 million and $105.6 million for the three and nine months ended September 29, 2019, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of September 29, 2019, our accumulated deficit was $151.1 million.

As of September 29, 2019, our cash and cash equivalents and short-term investments totaled $153.8 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

* We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank (the “Credit Agreement”) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

The Credit Agreement contains provisions that limit our future borrowing availability to the lesser of (x) $40.0 million and (y) an amount equal to 60% of our eligible receivables and eligible accounts receivable, less such reserves as Western Alliance Bank may deem proper and necessary from time to time. The Credit Agreement also contains other customary covenants, including certain restrictions on maintaining a minimum cash balance, our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our capital stock, redeem, retire or purchase shares of our capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions.

There can be no assurance that we will be able to comply with the financial and other covenants in the Credit Agreement. Our failure to comply with these covenants could cause us to be unable to borrow under the Credit Agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the Credit Agreement, which would require us to pay all amounts then outstanding. If we are unable to repay those amounts, the Lender could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.  Such an event could materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

* We recently entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe. We cannot provide assurance that the transactions contemplated by the Asset Purchase Agreement will close, and if they do close, that the arrangement with Verisure will be a successful collaboration.

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to certain closing conditions, and there can be no assurance that such conditions will be satisfied or waived and that the closing will occur.

If the arrangement with Verisure does close, then Verisure will have the exclusive right to market and distribute our products in Europe.  Our results of operations may be negatively impacted if Verisure is not successful in selling our products in Europe. Even though the Supply Agreement provides for minimum purchase commitments, the failure of Verisure to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if Verisure fails or becomes insolvent.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. (“Best Buy”), and Costco Wholesale Corporation (“Costco”) and their respective affiliates. For the three and nine months ended September 29, 2019, we derived 29.0% and 34.0% of our revenue from Best Buy and its affiliates, and 15.3% and 9.8% of our revenue from Costco and its affiliates, respectively. In addition, we sell to wholesale distributors, including Also Holdings AG, Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

*We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Corporation, Sky Light Industrial Ltd., and Pegatron Corporation. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. In addition, one of our principal manufacturers, Foxconn Corporation closed its acquisition of Belkin International on September 21, 2018, which includes the WeMo brand of home automation products, which may compete directly with us. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three and nine months ended September 29, 2019, we derived 8.2% and 9.5% of our revenue from Amazon and its affiliates, respectively.

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

International sales comprise a significant amount of our overall revenue. International sales were 23.3% and 17.5% of overall revenue in three months ended September 29, 2019 and September 30, 2018, respectively, and 25.4% and 23.0% of overall revenue in nine months ended September 29, 2019 and September 30, 2018, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

* Global economic conditions could materially adversely affect our revenue and results of operations.

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

On September 17, 2018, President Trump announced the imposition of a 10% ad valorem duty on approximately $200 billion worth of Chinese imports, known as List 3, pursuant to Section 301 of the Trade Act of 1974. The Office of the U.S. Trade Representative concurrently published the final list of products that will be subject to the additional duty, effective September 24, 2018. On May 10, 2019, the President increased the additional duty to 25% ad valorem, and has since proposed a further increase of this rate to 30% in the coming months. In addition, the President has imposed a 15% import duty on other Chinese imports, known as List 4, with the additional duties on certain products (List 4A) effective September 1, 2019, and the remainder (List 4B) effective December 15, 2019. We are actively addressing the risks related to these additional and potential ad valorem duties, which have affected, or have the potential to affect, at least some of our imports from China. Although we have already taken some steps to mitigate these risks, including by moving a significant portion of our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially adversely affected.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of September 29, 2019, we have 75,705,632 shares of common stock outstanding.

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

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which will require annual management assessments of the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K for the year ending December 31, 2019. Upon loss of status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting will be required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Sarbanes-Oxley to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 6.	Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1*	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers				X
10.2*	Form of Service and Revenue Performance-Based Restricted Stock Unit Agreement for Executive Officers				X
10.3*	Form of Service-Based Restricted Stock Unit Agreement for Executive Officers				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
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

*	Indicates management contract or compensatory plan or arrangement.

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

Date: November 7, 2019