Form 10-K
period 2019-12-31
Arlo Technologies, Inc.
filed 2020-02-28
CIK 1736946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2019 was $209.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 28, 2019 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 76,687,772 shares as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, including, among other things: future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; the collaboration with Verisure may not be successful; health epidemics and other outbreaks could significantly disrupt our operations; the financial capacity available under the revolving credit line; and the impact and timing of the restructuring plan and our business strategies and development plans may not be successful. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

Item 1.	Business

Overview

Arlo Technologies, Inc. (“we”, “Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. To date, we have launched several categories of award-winning smart connected devices, including wire-free smart Wi-Fi and LTE-enabled cameras, advanced baby monitors, smart security lights, and an audio doorbell that works in conjunction with Arlo Cameras. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify and Samsung SmartThings. Since the launch of our first product in December 2014, we have shipped over 15.8 million smart connected devices, and, as of December 31, 2019, our smart platform had approximately 4 million cumulative registered accounts across more than 100 countries around the world. We plan to continue to introduce new smart connected devices to the Arlo platform both in cameras and new categories such as our recently introduced video doorbell, increase the number of registered accounts on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

On February 6, 2018, NETGEAR, Inc. (“NETGEAR”) announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo, then a wholly owned subsidiary of NETGEAR. On July 6, 2018, the Company filed a registration statement (as amended, the "IPO Registration Statement") relating to the IPO of common stock of Arlo with the U.S. Securities and Exchange Commission (the "SEC"). Following a series of restructuring steps prior to the completion of the IPO of Arlo common stock, the Arlo business was transferred from NETGEAR to Arlo (collectively, the " Contribution").

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

Prior to the completion of the IPO, the Company was a wholly owned subsidiary of NETGEAR and upon the closing of the IPO (including the issuance of additional shares of common stock pursuant to the underwriters' option to purchase additional shares, which was exercised in full) on August 7, 2018, NETGEAR owned approximately 84.2% of the shares of Arlo’s outstanding common stock.

On November 29, 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR. The Distribution was made on December 31, 2018 (the "Distribution Date") to all NETGEAR stockholders of record as of the close of business on December 17, 2018 (the "Record Date"). In the Distribution, each NETGEAR stockholder of record on the Record Date received 1.980295 shares of Arlo common stock for every share of NETGEAR common stock held on the Record Date, subject to cash in lieu of fractional shares. The Distribution was intended to qualify as generally tax free to NETGEAR stockholders for U.S. federal income tax purposes. In connection with the Distribution, 62,500,000 shares of Arlo common stock held by NETGEAR were distributed to its stockholders and NETGEAR is no longer considered a related party to the Company.

Market

Our total addressable market consists of individuals and business owners who use connected devices to enhance their lives. Outside of the home, we have seen adoption of our cellular-enabled products in a variety of use cases, such as neighborhood watch, construction site monitoring, wildlife and outdoor trail surveillance and event monitoring. We believe the small business, government and direct home monitoring channels provide growth areas for us in addition to our retail and e-commerce presence. We also believe we are well-positioned to extend our current reach to the broader connected lifestyle market both within and beyond the home as we continue to launch new products and services within our connected lifestyle platform.

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

Arlo Audio Doorbell, released in the third quarter of 2018 and designed with flexibility and DIY simplicity in mind, are engineered to work as a standalone smart audio doorbell solution or to pair with any Arlo camera or Arlo Security Light for a more complete view of the entryway. Using the Arlo app, users can access their Arlo Audio Doorbell to interact with visitors from their smartphone or tablet, and if paired with an Arlo camera, users can also use an Arlo Smart subscription service plan to intelligently detect people and call e911 emergency services closest to the camera’s location, saving valuable time. The Arlo Audio Doorbell can also be programmed to automatically trigger Arlo Security Lights, Arlo cameras or other connected devices through our cross-platform integration allowing users to fully customize visitor response.

Arlo Chime, released in the third quarter of 2018 and designed to plug into any standard wall outlet and pairs with the Arlo Audio Doorbell to play a variety of ringtones or act as a siren, and even contains a silent mode for those times when users don’t want to be bothered. The Arlo Chime runs on two standard AA batteries which can last up to an entire year based on normal usage and features a weather-resistant exterior finish. For added ease and versatility, users also have the option to connect with their existing door chimes without needing to install any additional hardware or wiring.

Arlo Ultra, released in the first quarter of 2019 and designed with advanced 4K high dynamic range ("HDR") video quality with color night vision, wire-free setup, a 180-degree diagonal field-of-view, an integrated spotlight and crystal-clear two-way audio with advanced noise cancellations, Ultra delivers ultimate peace of mind for anyone looking to monitor their home or business. Users will experience enhanced detail and clarity and are able to zoom in on video clips to uncover details such as license plate and clothing. Ultra delivers one of the widest viewing angles in the wire-free security camera industry. Ultra is paired with a new Arlo SmartHub that functions as the nucleus of the smart home and engineered with Arlo RFTM, a proprietary two way audio frequency technology. Arlo Ultra also includes one year of free Arlo Smart so the users can experience the benefits we deliver.

Arlo Pro 3, released in the third quarter of 2019 and designed to provide home and small business owners with a high-performance, simple, wire-free security solution, Pro 3 features 2K resolution with HDR, an integrated spotlight with color night vision and a super-wide 160-degree field of view. Engineered to work indoors or outdoors, Pro 3 offers advanced image quality for DIY security that anyone can easily install in minutes and monitor from anywhere using the Arlo app. Pro 3 also includes a new Arlo SmartHub that securely manages network traffic to the camera in addition to enhancing power and WiFi performance for better range and battery life. Arlo Pro 3 includes a three-month trial period of Arlo Smart.

Arlo Video Doorbell, released in the fourth quarter of 2019 and designed to capture what traditional video doorbells can’t, the new smart entry solution boasts an industry-leading vertical field-of-view, allowing users to get a bigger, more precise picture of their front porch. The Video Doorbell captures footage in a square aspect ratio to allow users to fully view packages on the ground, or visitors from head to toe. It also offers features such as HD resolution image quality along with clear, two-way audio for users to simultaneously see and speak to visitors. Unlike conventional doorbell cameras, the Arlo Video Doorbell delivers direct-to-mobile video calls and personalized alerts when packages, people, vehicles, or animals are detected, allowing for users to quickly reply or take action provided they are an Arlo SmartHub subscriber or in a trial. The Arlo Video Doorbell connects to an existing mechanical or digital chime for simple installation and continuous power. Arlo Video Doorbell includes three months of Arlo Smart.

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

Arlo Skins allow Arlo owners to customize their Arlo cameras to blend into their environments or add a pop of personality. Popular with outdoor enthusiasts, Arlo Camouflage and Ghillie skins are ultraviolet and water-resistant and made of durable silicone material for easy slip-on, slip-off convenience. Arlo Baby accessory characters add some playfulness to the nursery with fun disguises that turn Arlo Baby cameras into puppies, kittens or bunnies.

The Arlo App

The Arlo app, available for iOS and Android devices, is designed to provide our users with an easy-to-use, flexible, mobile-first experience that connects our users to the people and things that matter most to them. Our proprietary AI-based capabilities generate relevant and actionable real-time notifications, which enable users to live stream video or contact emergency services through the app notifications when Arlo devices detect motion or sound. The Arlo app also enables users to view their library of video clips and share them via text, email or social networks, and varies depending on the types of service plans that the user has. The app has four main screens: devices, library, mode, and setting:

•
The Devices screen provides a quick at-a-glance dashboard of the user’s devices linked to their account, with valuable status icons like device battery life, and actionable buttons to live stream from their Arlo camera, call e911, activate a siren, or access the device’s settings.

•
The Library screen delivers a timeline view of recorded video clips in the user’s Arlo Smart account, with additional tagging of clips that contain subject matter identified by Arlo Smart’s AI- and CV-based object detection, such as person, package, vehicle or even animal.

•	The Mode screen enables users to quickly Arm or Disarm their Arlo system.

•	The Settings screen provides access to additional device or account level information and features, including customization of Arlo Smart notifications and detection capabilities.

Services

Our prepaid service, included with the sale of some of our cameras, provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support.

Launched in 2018, Arlo Smart is a paid subscription service that adds powerful AI capabilities to our cameras that enhance the user experience. Arlo Smart incorporates and replaces our legacy paid subscription services. Through real-time computer vision algorithms, Arlo Smart provides users a more personalized experience, deeper insights into detected activity and streamlined access to take responsive actions in urgent situations, such as contacting local emergency services. Arlo’s paid services subscriber base has grown from over 78,000 subscribers as of December 31, 2017 to about 230,000 subscribers as of December 31, 2019.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, broadcast channels and wireless carriers.

Retailers. We sell to traditional and online retailers, either directly or through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, including digital and traditional media, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Best Buy, Costco, and Amazon and their affiliates. For the year ended December 31, 2019, we derived 32.3% and 10.1% of our revenue from Best Buy and Costco and their respective affiliates, respectively.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, wireless carriers and broadcast channels. We sell directly to our distributors, including Also Holding AG, Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., Synnex Corporation, and Verisure S.à.r.l.

Broadcast Channels. We also sell our products through TV shopping networks such as HSN.

Wireless Carriers. We supply our products to major wireless carriers around the world, including AT&T, Verizon, Telstra and Vodafone. This sales channel is and will continue to be the key route-to-market for our current portable LTE-enabled camera and any future cellular-enabled connected lifestyle devices.

Agreements with Verisure S.à.r.l.

On November 4, 2019, we concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”) with Verisure S.à.r.l. (“Verisure”). Verisure is a leading European provider of professionally monitored security systems with 24/7 response services to both residential and small business customers. The Verisure Agreements created a strategic partnership that leverages both the Company and Verisure’s capabilities to create incremental scale to address the ever-growing demand for residential and commercial security. The strategic partnership will combine our innovative connected cameras and cloud services platform with Verisure’s professionally monitored security solutions to provide a new level of smart security for European customers. The transactions contemplated by the Verisure Agreements closed on December 30, 2019.

The Purchase Agreement provided that, upon the terms and subject to the conditions set forth in the Purchase Agreement, we transferred, sold and assigned to Verisure certain assets (the "Assets") related to our commercial operations in Europe (the "Business") to Verisure for $50.0 million in cash plus additional cash for certain inventory. The Purchase Agreement contains customary representations and warranties regarding Verisure, the Business and the Assets, indemnification provisions, termination rights and other customary provisions. Further, we agreed not to engage in any business that competes with the Business for a period of three years.

The Supply Agreement provides that, upon the terms and subject to the conditions set forth in the Supply Agreement, Verisure will become the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally in connection with Verisure’s security business. During the five-year period commencing January 1, 2020, Verisure has an aggregate minimum purchase commitment of $500.0 million, which includes yearly annual commitments. On December 30, 2019, Verisure prepaid $20.0 million for product purchases in fiscal 2020 and will prepay $40.0 million on the first anniversary of the closing of the Purchase Agreement for product purchases in fiscal 2021.

The Supply Agreement also provides for certain development services to Verisure, including development of certain custom products specified by Verisure, in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones.

As part of the Purchase Agreement, we also entered into a Transition Services Agreement with Verisure ("Verisure TSA") to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support for 12 months, and other services for 3 to 6 months, including sales and marketing, operations and supply chain, finance, legal, and human resources. As compensation for these transition services, we will be reimbursed by Verisure based on actual direct costs plus allocation of overhead.

Competition

We believe we are well-positioned to compete within the broader connected lifestyle market, both within and beyond the home as we continue to launch new product lines and services within our smart platform. However, our market is highly competitive and evolving, and we expect competition to increase in the future. We believe the principal competitive factors impacting the market for our products include price, service offerings, functionality, brand, technology, design, distribution channels and customer service.

We believe that we compete favorably in these areas on the basis of our market leadership position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Cypress Semiconductor Co., OmniVision Technologies Inc. and Qualcomm Incorporated. Moreover, our focus on building a connected lifestyle platform, combined with our leadership in innovation in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce devices with connected lifestyle functionalities. Nevertheless, the connected lifestyle market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Ring and Blink) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T and Comcast; and smaller point products companies.

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

As of December 31, 2019, our research and development staff consisted of 138 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, RF engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

Manufacturing

While all of our products are primarily designed in North America, we currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Sky Light Industrial Ltd. , which are all headquartered in Asia. Although we do not have any long-term purchase contracts, we have executed master product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, division of each party’s intellectual property and product quality requirements. Since we outsource our manufacturing, we have the flexibility and ability to adapt to market changes, product supply and component pricing while keeping our costs low. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Vietnam, Hong Kong, Taiwan, Indonesia, and mainland China, which is responsible for auditing and inspecting process and product quality on the premises of our manufacturers. Our strategic relationships with our manufacturers are an important component of our ability to introduce new products and grow our business.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations teams based in the United States, Hong Kong, Taiwan, Vietnam, Indonesia and mainland China coordinate with our manufacturers’ engineering, manufacturing and quality control personnel to develop the requisite manufacturing processes, quality checks and testing and general oversight of the manufacturing activities. We believe this model has enabled us to quickly and efficiently deliver high-quality and innovative products, while enabling us to minimize costs and manage inventory.

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam and Indonesia, with minimal manufacturers in China, and shipped to our logistics hubs located in the United States, the Netherlands, Hong Kong and Australia. Our operations team coordinates with our manufacturers to ensure that the shipment of our products from the manufacturers to these logistics hubs meets customer demand.

Marketing

Our marketing programs are focused on building global brand awareness, increasing product adoption and driving sales. Our marketing efforts target individuals interested in a connected lifestyle and we believe our marketing programs allow us to attract and engage with customers efficiently and at scale. We also increase brand awareness by augmenting word of mouth recommendations from Arlo customers and key influencers, interact digitally with current and prospective customers and maintain and develop our strong channel partnerships and strong shelf presence. We collaborate with our retail partners on market development activities to drive in-store and online engagement with the brand and drive purchases.

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

IT Infrastructure Operations

We currently serve our users from third-party data center hosting facilities. Our cloud platform runs in data centers in the United States and a data center in Ireland to serve our European Union users. We also utilize data centers in Singapore, Australia and China. We have designed our cloud environments to be highly resilient with built-in redundancy and provide failover to other data centers in our network.

Fiscal periods

Our fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. We report our results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Seasonality

Historically, we have generated higher revenue in the third and fourth quarters of each year compared to the first and second quarters due to seasonal demand from consumer markets, primarily relating to the beginning of the school year and the holiday season. For example, for the years ended December 31, 2019, 2018 and 2017, our third and fourth quarters collectively represented 61.8%, 54.5% and 62.0%, respectively, of our revenue for such years. Therefore, timely and effective product and service introductions are critical to our results of operations.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2019, we had a backlog of $5.4 million, compared to $18.9 million as of December 31, 2018 and $15.6 million as of December 31, 2017. As we typically fulfill orders received within a relatively short period after receipt (e.g., within one week for our top three customers), our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

We currently hold 37 U.S. issued patents, 36 pending U.S. patent applications, three patents issued by China and no pending patent applications outside of the United States relating to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

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

Our Culture and Our Employees

Our culture, mission and core values are a critical part of our success. Our culture is built on a foundation that encourages creativity through entrepreneurship, diversity, empowerment, ethics and open dialogue to continually innovate and improve our technology, solutions, brand and partnerships. We continue to recruit and hire exceptionally talented, diverse and ethical employees and are proud of Arlo culture we have been able to build. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. As of December 31, 2019, we had 349 full-time employees.

Company Information

We were incorporated in Delaware in January 2018 in connection with the Separation. We have dual corporate headquarters and our principal executive offices are located at 3030 Orchard Parkway, San Jose, California 95134, and our telephone number is (408) 890-3900. Our secondary executive offices are located at 2200 Faraday Ave., Suite #150, Carlsbad, CA 92008. Our website is www.arlo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”). The contents of our websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. You may read and copy our reports, proxy statements and other information filed by us at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov.

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

Information about our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 21, 2020.

Name	Age	Position(s)
Matthew McRae	46	Chief Executive Officer and Director
Christine M. Gorjanc	63	Chief Financial Officer
Brian Busse	51	General Counsel and Corporate Secretary

Matthew McRae. Matthew McRae has served as our Chief Executive Officer since February 2018 and as a member of our Board since August 2018. Mr. McRae served as NETGEAR’s Senior Vice President of Strategy from October 2017 until August 2018. Mr. McRae previously served as the Chief Technology Officer of Vizio Inc. from 2010 to March 2017, and prior to that served as its Vice President and General Manager, Advanced Products Group, from 2008 to 2010. From 2007 to 2008, Mr. McRae was Vice President of Marketing and Business Development of Fabrik (now part of HGST, Inc.), a provider of data storage and next generation web services, and prior to that, from 2001 to 2007, was the Senior Director, Worldwide Business Development at Cisco Systems Inc., a leader in networking services. Mr. McRae has served on the board of directors of Dedicated Hosting Services, Inc. (d/b/a Streaming Media Hosting), a private content delivery network company, since 2014, and he has been on the board of directors of the UC Irvine Institute for Innovation since 2015. He previously served on the board of directors of the Leatherby Center for Entrepreneurship and Business Ethics at the Business School of Chapman University from 2012 to 2015.

Christine M. Gorjanc. Christine M. Gorjanc has served as our Chief Financial Officer since August 2018. Ms. Gorjanc served as NETGEAR’s Chief Financial Officer from January 2008 to August 2018, Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc is a member of the board of directors and serves as the Audit Committee Chairman of Invitae Corporation, a genetic health information company. Ms. Gorjanc also serves on the board of directors of Juniper Networks and the audit committee. Jupiter Networks is a leader in secure AI driven networks. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

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

Our results of operations are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include, but are not limited to:

•	changes in the pricing policies of, or the introduction of new products by, us or our competitors;

•	delays in the introduction of new products by us or market acceptance of these products;

•	health epidemics and other outbreaks, including the COVID-19, which could significantly disrupt our operations

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•	competition with greater resources may cause us to lower prices and in turn could result in reduced margins and loss of market share;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	slow or negative growth in the connected lifestyle, home electronics, and related technology markets;

•	seasonal shifts in end-market demand for our products;

•	unanticipated decreases or delays in purchases of our products by our significant retailers, distributors, and other channel partners;

•	component supply constraints from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•	the inability to maintain stable operations by our suppliers and other parties with whom we have commercial relationships;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand, or potential liability;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	excess levels of inventory and low turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our retailers, distributors, and other channel partners to purchase at their historic volumes or at the volumes that they or we forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

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

We face risks related to health epidemics and other outbreaks, including the COVID-19, which could significantly disrupt our operations.

In December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China, resulting in increased travel restrictions and extended shutdowns of certain businesses in the region. Our business could be adversely impacted by the effects of the COVID-19 or other epidemics. Certain critical components of our products are sourced from suppliers in China and a small portion of our worldwide sales are comprised of goods assembled and manufactured in mainland China. Consequently, we are susceptible to factors adversely affecting one or more of these locations. The effects could include restrictions on our ability to travel to support our suppliers in Asia and disruptions in our ability to manufacture, assemble and distribute products, which would likely impact our sales and operating results. In fact, we expect that our revenue and gross margin for the first half of 2020 will be negatively impacted by delayed delivery of components from suppliers located in regions affected by COVID-19. In addition, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms the Chinese economy in general. We may also experience impacts to certain of our customers and/or suppliers as a result of a health epidemic or other outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation may experience disruptions, such as temporary closure of our offices and/or those of our customers or suppliers and suspension of services, which may materially and adversely affect our business, financial condition and results of operations.

We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $86.0 million and $75.5 million for the years ended December 31, 2019 and December 31, 2018, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2019, our accumulated deficit was $131.5 million.

As of December 31, 2019, our cash and cash equivalents and short-term investments totaled $256.7 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors include Amazon (Blink and Ring), Google (Nest), Swann, Night Owl, Wyze, Foxconn Corporation (Belkin), Samsung, D-Link, and Canary. Other competitors include numerous local vendors such as Netatmo, Logitech, Bosch, Instar, and Uniden. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Many of our existing and potential competitors have longer operating histories, greater brand recognition, and substantially greater financial, technical, sales, marketing, and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets.

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

Amazon is both a competitor and a distribution channel for our products as well as a provider of services to support our cloud-based storage. If Amazon decided to end our distribution channel relationship or ceased providing cloud storage services to us, our sales and product performance could be harmed, which could seriously harm our business, financial condition, results of operations, and cash flows.

Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose market share, any of which could seriously harm our business, financial condition, and results of operations.

We recently entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will be a successful collaboration.

Verisure will have the exclusive right to market and distribute our products in Europe.  Our results of operations may be negatively impacted if Verisure is not successful in selling our products in Europe. Even though the Supply Agreement provides for minimum purchase commitments, if Verisure fails to pay on a timely basis, or at all, or otherwise does not perform under the Supply Agreement our cash flow would be reduced. We are also exposed to increased credit risk if Verisure fails or becomes insolvent. We also cannot provide any assurance that we will successfully develop custom products as specified by Verisure under the Supply Agreement.

The Purchase Agreement and Supply Agreement with Verisure contains customary representations and warranties regarding, the Business and the Assets, indemnification provisions, termination rights, certain financial covenants and other customary provisions. Additionally, we have agreed not to engage in any business that competes with the Business for a period of three years. Our failure to comply with these provisions may have a material adverse effect on our future performance.

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

System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations, or information technology systems, and could lead to theft of our intellectual property, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. Our products and services may contain unknown security vulnerabilities. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service paired with our end products, including our cameras, baby monitors, and smart lights and we recently launched our online store to sell our products directly to our customers. If malicious actors compromise this cloud service or our online store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and online store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, or user private information, including user videos and user personal identification information, or if these third-party systems fail for other reasons, our management could need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations, and financial condition could be materially adversely affected.

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

We devote considerable internal and external resources to network security, data encryption, and other security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees, or our customers or users, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering, or other forms of deception could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. (“Best Buy”), and Costco Wholesale Corporation (“Costco”), and Amazon and their respective affiliates. For the year ended December 31, 2019, we derived 32.3%, 10.1% and 9.7% of our revenue from Best Buy, Costco, and Amazon and their affiliates, respectively. In addition, we sell to wholesale distributors, including Also Holdings AG, Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

Our future success depends on our ability to increase sales of our paid subscription services.

Our future success is largely dependent on increasing sales of our paid subscription services. Even if we are successful in selling our smart connected devices and accessories, if we are unable to maintain or increase sales of Arlo Smart services, our revenue and overall gross margin would likely decline.

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

Several proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the EU General Data Protection Regulation 2016/679 (“GDPR”), which came into effect on May 25, 2018, establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. California also recently enacted legislation that has been dubbed the first “GDPR-like” law in the U.S. Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. GDPR and CCPA will impose additional responsibility and liability in relation to our processing of personal data. GDPR and CCPA may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations, and financial condition.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Sky Light Industrial Ltd. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. In addition, one of our principal manufacturers, Foxconn closed its acquisition of Belkin International in September 2018, which includes the WeMo brand of home automation products, which may compete directly with us. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the year ended December 31, 2019, we derived 9.7% of our revenue from Amazon and its affiliates.

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

International sales comprise a significant amount of our overall revenue. International sales were 48.6%, 22.6% and 24.6% of overall revenue in fiscal year 2019, 2018 and 2017, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

On September 17, 2018, President Trump announced the imposition of an additional 10% ad valorem duty on approximately $200 billion worth of Chinese imports, known as List 3, pursuant to Section 301 of the Trade Act of 1974. The Office of the U.S. Trade Representative concurrently published the final list of products that are subject to the additional duty, effective September 24, 2018. On May 10, 2019, the President increased the additional duty to 25% ad valorem, and has since proposed a further increase of this rate to 30% in the coming months. In addition, on August 20,

2019, the President announced an additional 15% import duty on other Chinese imports, known as List 4, with the additional duties on certain items (List 4A) effective September 1, 2019, and the remainder (List 4B) effective December 15, 2019. While the additional duty on List 4A has gone into effect, the implementation of the additional duty on List 4B has been suspended in definitely. Further, as of February 14, 2020, the additional duty rate on items listed on List 4A is reduced from 15% to 7.5%. We are actively addressing the risks related to these additional and potential ad valorem duties, which have affected, or have the potential to affect, at least some of our imports from China. Although we have already taken some steps to mitigate these risks, including by moving a significant portion of our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially adversely affected.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of December 31, 2019, we have 75,785,952 shares of common stock outstanding.

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

We are subject to various securities class action and derivative complaints, as more fully discussed in the heading under “Litigation and Other Legal Matters” in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Part II of Item 8 of this Annual Report on Form 10-K.

Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt the Company's financial condition and results of operations and divert management’s attention and resources from our business. At this point, however, it is too early to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

Our international headquarters occupy approximately 5,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. During fiscal 2019, our international sales personnel are based out of local sales offices or home offices in Australia, Canada, France, Germany, Hong Kong, Ireland, Italy, and the United Kingdom. Our operations personnel use leased facilities in Hong Kong. We maintain our marketing and research and development facilities in Irvine (the United States), Carlsbad (the United States) and Taipei (Taiwan). In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Arizona, and Hong Kong.

We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

Item 3.	Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 11, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

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

Market Information

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “ARLO”.

Holders of Common Stock

On February 21, 2020, we had 8 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have not historically declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities and Issuer Purchases of Equity Securities

For the year ended December 31, 2019, we did not sell any unregistered securities.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 3, 2018 through December 31, 2019 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”) and the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”). The measurement points in the graph below are August 3, 2018 (the first trading day of our common stock on the NYSE) and the last trading day of each fiscal quarter through the fiscal year ended December 31, 2019. The graph assumes that $100 was invested in Arlo common stock at the closing price of $22.10 on August 3, 2018 and in the NYSE Composite Index, the S&P 600 Information Technology Index, and the S&P Small Cap 600 Index on August 3, 2018, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheets data as of December 31, 2019 and 2018 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

The full year of 2016 and 2017 and first and second quarters of 2018, are based on carve-out financials and reflect the transactions which are directly attributable to Arlo and certain allocated costs, whereas third quarter and fourth quarter of 2018 and fiscal year 2019 are based on our actual results for the periods as a standalone public company.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2019	2018	2017	2016
	(In thousands, except per share data)
Revenue (1)	$370,007	$464,918	$370,658	$184,604
Cost of revenue (2)	334,203	372,843	279,424	146,570
Gross profit	35,804	92,075	91,234	38,034
Operating expenses:
Research and development (2)	69,384	58,794	34,683	24,438
Sales and marketing (2)	56,985	52,593	34,340	18,455
General and administrative (2)	47,624	28,209	15,096	8,289
Separation expense	1,913	27,252	1,384	—
Gain on sale of business (3)	(54,881)	—	—	—
Total operating expenses	121,025	166,848	85,503	51,182
Income (loss) from operations	(85,221)	(74,773)	5,731	(13,148)
Interest income	2,737	1,239	—	—
Other income (expense), net	913	(1,177)	1,946	(512)
Income (loss) before income taxes	(81,571)	(74,711)	7,677	(13,660)
Provision for income taxes	4,380	772	1,128	83
Net income (loss)	$(85,951)	$(75,483)	$6,549	$(13,743)
Net income (loss) per share:
Basic (4)	$(1.14)	$(1.12)	$0.11	$(0.22)
Diluted (4)	$(1.14)	$(1.12)	$0.11	$(0.22)
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

(2)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2019	2018			2017			2016
	Total	Direct	Indirect	Total	Direct	Indirect	Total	Direct	Indirect	Total
	(In thousands)
Cost of revenue	$2,013	$608	$583	$1,191	$102	$599	$701	$61	$266	$327
Research and development	6,868	3,078	396	3,474	1,959	455	2,414	1,349	195	1,544
Sales and marketing	3,859	1,992	969	2,961	390	866	1,256	110	407	517
General and administrative	10,154	3,153	2,100	5,253	—	2,547	2,547	—	1,216	1,216
Total	$22,894	$8,831	$4,048	$12,879	$2,451	$4,467	$6,918	$1,520	$2,084	$3,604

(3)
Relates to the sale of our commercial operations in Europe in the fourth quarter of 2019. Refer to Note 4, Disposal of business, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of this disposal.

(4) Information regarding calculation of per share data is described in Note 14, Net Income (Loss) Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheets Data:

	As of December 31,
	2019	2018	2017	2016
	(In thousands)
Cash, cash equivalents and short-term investments (1)	$256,670	$201,027	$108	$220
Working capital	$175,668	$233,484	$112,878	$54,967
Total assets (2)	$542,712	$595,946	$269,820	$158,581
Deferred revenue (current and non-current)	$66,098	$49,991	$47,404	$23,393
Non-current operating lease liabilities (2)	$29,001	$—	$—	$—
Non-current financing lease obligation (3)	$—	$19,978	$—	$—
Total liabilities	$339,336	$326,444	$144,401	$85,407
Stockholders’ equity	$203,376	$269,502	$125,419	$73,174
_________________________

(1)
In fiscal year 2018, reflects $70.9 million in cash contributed by NETGEAR prior to the completion of the IPO in 2018, and the net proceeds of $173.4 million raised from the IPO, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. Our total offering cost is $4.6 million, of which $3.2 million was paid by NETGEAR. In fiscal year 2019, reflects $75.2 million from Verisure related to sale of the Company's commercial operations in Europe and advance payment on the product purchase and NRE services under the Supply Agreement.

(2)
On January 1, 2019, the Company adopted ASU 2016-12, "Leases" (Topic 842) and applied this guidance utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. Refer to Note 11, Commitments and Contingencies in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about our leases.

(3)
The Company was deemed to be the accounting owner of its build-to-suit lease arrangement for its San Jose corporate headquarters and the construction was in progress at adoption date. As such, the Company reevaluated its build-to-suit lease arrangement under ASU 2016-02 to ascertain whether it meets the criteria as the accounting owner of the build-to-suit lease arrangement through control of the underlying leased asset. The Company concluded that it did not have control over the underlying leased asset. As a result, the Company de-recognized the build to suit asset and liability as of January 1, 2019. Refer to Note 11, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 15.8 million smart connected devices, and, as of December 31, 2019, our smart platform had approximately 4.02 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases. International revenue was 48.6%, 22.6% and 24.6% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017, we generated revenue of $370.0 million, $464.9 million and $370.7 million, respectively. Loss from operations was $85.2 million for the year ended December 31, 2019 compared with Loss from operations of $74.8 million for the year ended December 31, 2018 and Income from operations of $5.7 million for the year ended December 31, 2017. Income (loss) from operations for the year ended December 31, 2019, 2018 and 2017 included separation expense of $1.9 million, $27.3 million, and $1.4 million, respectively.

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

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. In addition, management’s incentive compensation is partially determined using certain of these key business metrics. We believe these key business metrics provide useful information by offering the ability to make more meaningful period-to-period comparisons of our on-going operating results and a better understanding of how management plans and measures our underlying business. Our key business metrics may be calculated in a manner different from the same key business metrics used by other companies. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to better reflect our business or to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

	As of and for the Year Ended December 31, (1)
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Cumulative registered accounts	4,015	40.9%	2,850	70.7%	1,670
Cumulative paid accounts	230	59.7%	144	84.6%	78
Devices shipped for the period	4,060	(20.2)%	5,086	34.9%	3,770
_________________________
(1) Starting with this Annual Report Form 10-K, Service Revenue is included as a line item in the consolidated statement of operations in Item 8 of Part II of this Annual Report on Form 10-K.

Cumulative Registered Accounts. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered accounts at the end of a particular period as the number of unique registered accounts on the Arlo platform as of the end of such particular period. The number of registered accounts does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people. We have changed our definition from registered users to registered accounts due to the Verisure transaction, Verisure will own the registered accounts but we will continue to provide services to these European customers under the Verisure Agreements.

Paid Accounts. Paid accounts worldwide measured as any account where a subscription to a paid service is being collected (either by the Company or by the Company’s customers or channel partners), plus paid service plans of a duration of more than 3 months bundled with products (such bundles being counted as a paid account after 90 days have elapsed from the date of registration). During the second quarter of 2019, we factored in an adjustment to the first quarter of 2019 paid account number and have subsequently revised the first quarter of 2019 paid accounts total to 162,000. We have redefined paid subscribers as paid accounts to include customers that were transferred to Verisure as part of the disposal of our commercial operations in Europe because we will continue to provide services to these European customers and receive payments under the Verisure Agreements.

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

The consolidated statements of operations of the Company as presented reflect the directly attributable transactional information specific to Arlo and certain additional allocated costs through July 1, 2018. The allocated costs for corporate functions included, but were not limited to, allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. Following July 1, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

NETGEAR has provided certain of the services on a transitional basis following the Distribution pursuant to the Transition Services Agreement ("NETGEAR TSA"). Under the NETGEAR TSA, NETGEAR charges a fee that is consistent with our historical allocation for such services. During the year ended December 31, 2018, we incurred $6.3 million in NETGEAR TSA related costs, which included $0.4 million for research and development, $1.6 million for sales and marketing, and $4.3 million for general and administrative expense. During the year ended December 31, 2019, we incurred $0.7 million in NETGEAR TSA related costs, which included $0.1 million for cost of revenue, $0.3 million for research and development, $0.1 million for sales and marketing, and $0.2 million for general and administrative expense. We do not expect to incur any NETGEAR TSA related costs during fiscal year 2020.

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

Components of Our Operating Results

Revenue

Our gross revenue consists primarily of sales of devices and prepaid and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our prepaid services primarily pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period, one-year free subscription for basic services. Prepaid services also include one year of Arlo Smart bundled with our for our Arlo Ultra products launched in early 2019, and three-month free subscription for Arlo Smart services for our Arlo Pro 3 products launched in late September 2019 and Arlo Video Doorbell launched in late November 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts.

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

Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally. Revenue associated with the NRE arrangement under the Supply Contract is not significant for the year ended December 31, 2019. We expect that our revenue and profitability in Europe will improve over the life of the Supply Agreement.

We expect that our revenue and gross margin for the first half of 2020 will be negatively impacted by delayed delivery of components from suppliers located in regions affected by COVID-19 and other potential impacts of COVID-19 on our operations.

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

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and corporate IT and facilities overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software,

AI-based algorithms, and machine learning capabilities. We expect research and development expense to stay relatively flat in absolute dollars as we manage our expenses while continuing to develop new product and service offerings to support the connected lifestyle market. We expect research and development expense to fluctuate depending on the timing and number of development activities in any given period, and such expense could vary significantly as a percentage of revenue, depending on actual revenue achieved in any given period.

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

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, corporate IT and facilities overhead, strategic initiative expense, and other general corporate expense. We expect our general and administrative expense to moderately decrease in absolute dollars. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a standalone company, we have incurred separation costs of $27.3 million and $1.9 million during the years ended December 31, 2018 and 2019, respectively, to replicate certain services previously provided by NETGEAR. The significant reduction during the year ended December 31, 2019 was as a result of the substantial completion of our Separation from NETGEAR on December 31, 2018.

Gain on sale of business

Gain on sale of business represents the gain on sale of the Company's commercial operations in Europe in the fourth quarter of 2019.

Interest Income

Interest income represents interest earned on our cash, cash equivalents and short-term investments.

Other Income (Expense), Net

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included any reimbursement for the Verisure TSA in Other income.

Income Taxes

We record our provision for income taxes in our consolidated financial statements using the asset and liability method. Under this method, we recognize income tax liabilities or receivable for the current year. We also recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have placed a valuation allowance against U.S. federal and state deferred tax assets and certain foreign tax attribute carryforwards since we do not anticipate to realize the benefits of deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

The Tax Cuts and Jobs Act of 2017 ("Tax Act") introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the consolidated statements of operations data, which we derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2019		2018		2017
	(In thousands, except percentage data)
Revenue:
Products	$323,242	87.4%	$427,113	91.9%	$341,581	92.2%
Services	46,765	12.6%	37,805	8.1%	29,077	7.8%
Total revenue	370,007	100.0%	464,918	100.0%	370,658	100.0%
Cost of revenue:
Products	307,348	83.1%	354,023	76.1%	270,382	72.9%
Services	26,855	7.3%	18,820	4.0%	9,042	2.4%
Total cost of revenue	334,203	90.3%	372,843	80.2%	279,424	75.4%
Gross profit	35,804	9.7%	92,075	19.8%	91,234	24.6%
Operating expenses:
Research and development	69,384	18.8%	58,794	12.6%	34,683	9.4%
Sales and marketing	56,985	15.4%	52,593	11.3%	34,340	9.3%
General and administrative	47,624	12.9%	28,209	6.1%	15,096	4.1%
Separation expense	1,913	0.5%	27,252	5.9%	1,384	0.4%
Gain on sale of business	(54,881)	(14.8)%	—	—%	—	—%
Total operating expenses	121,025	32.7%	166,848	35.9%	85,503	23.1%
Income (loss) from operations	(85,221)	(23.0)%	(74,773)	(16.1)%	5,731	1.5%
Interest income	2,737	0.7%	1,239	0.3%	—	—%
Other income (expense), net	913	0.3%	(1,177)	(0.3)%	1,946	0.5%
Income (loss) before income taxes	(81,571)	(22.0)%	(74,711)	(16.1)%	7,677	2.1%
Provision for income taxes	4,380	1.2%	772	0.1%	1,128	0.3%
Net income (loss)	$(85,951)	(23.2)%	$(75,483)	(16.2)%	$6,549	1.8%

Revenue

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Americas	$289,160	(23.3)%	$376,805	28.7%	$292,671
Percentage of revenue	78.1%		81.0%		79.0%
EMEA	$57,232	(12.6)%	$65,462	11.3%	$58,795
Percentage of revenue	15.5%		14.1%		15.9%
APAC	$23,615	4.3%	$22,651	18.0%	$19,192
Percentage of revenue	6.4%		4.8%		5.1%
Total revenue	$370,007	(20.4)%	$464,918	25.4%	$370,658

Revenue decreased 20.4% across all geographic regions for the year ended December 31, 2019 compared to the prior year. The decrease was primarily driven by a slowdown in our customer demand for connected cameras, increased competition, higher marketing expenditures deemed to be a reduction of revenues, increased in provisions for price protection that are deemed to be a reduction of revenue, offset by higher service revenue. We launched Arlo Ultra, with 4K video resolution capability, in the first fiscal quarter of 2019, Arlo Pro 3, with 2K video resolution capability, in the third fiscal quarter of 2019 and Arlo Video Doorbell with 180 degree viewing angle, in the fourth quarter of 2019. Service revenue increased by $9.0 million, or 23.7%, for the year ended December 31, 2019 compared to the prior year, as our paid subscribers increased compared to the prior year.

Revenue increased 25.4% across all geographic regions for the year ended December 31, 2018 compared to the prior year. The increase was primarily driven by continued rollout of our Arlo Pro 2 camera, which launched in the fourth quarter of fiscal 2017. Additionally, service revenue increased by $8.7 million, or 30.0%, for the year ended December 31, 2018 compared to the prior year. We experienced a slowdown in end user demand for our cameras in the fourth quarter of 2018.

Cost of Revenue and Gross Margin

The following table presents cost of revenue and gross margin for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Cost of revenue:
Products	$307,348	(13.2)%	$354,023	30.9%	$270,382
Services	26,855	42.7%	18,820	108.1%	9,042
Total cost of revenue	$334,203	(10.4)%	$372,843	33.4%	$279,424
Gross margin	9.7%		19.8%		24.6%

Cost of revenue decreased for the year ended December 31, 2019, due primarily to a decline in product revenue compared to the prior year. Service cost of revenue increased for the year ended December 31, 2019, in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile. Gross margin decreased significantly for the year ended December 31, 2019 compared to the prior year, due to a combination of both product and service margin declines. The product margin decline is primarily due to increased marketing expenditures deemed to be a reduction of revenues, increased provisions for price protection that are deemed to be reductions of revenue, increased warranty costs, product overhead and freight-related costs, offset by less charges for excess or obsolete inventory. Service margin decreased for the year ended December 31, 2019 compared to the prior year, primarily due to higher service cost growth which included the cost of the free 3-month and 12-month trials of Arlo Smart included in our new product offerings in fiscal 2019.

Cost of revenue increased for the year ended December 31, 2018, due primarily to revenue growth compared to the prior year. Gross margin decreased for the year ended December 31, 2018 compared to the prior year due primarily to higher channel marketing promotion activities deemed to be a reduction of revenue and due to an increase in inventory reserves for excess and obsolete products as well as excess materials from our original design manufacturers (“ODMs”). The decrease was partially offset by higher revenue and product margin, mainly from the continued rollout of our Arlo Pro 2 camera. During the fourth quarter of 2018, we experienced a decline in our gross margin mainly from increased marketing expenditures that are deemed to be a reduction in revenue.

Operating Expenses

For the year ended December 31, 2019, our operating expenses, which reflect a full year as a standalone public company, were expected to increase compared to historical periods. The full year of 2017 and first and second quarters of 2018, are based on carve-out financials and reflect the transactions which are directly attributable to Arlo and certain allocated costs, whereas third quarter and fourth quarter of 2018 and 2019 are based on our actual results for the periods as a standalone public company.

Research and Development

The following table presents research and development expense for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Research and development expense	$69,384	18.0%	$58,794	69.5%	$34,683

Research and development expense increased for the year ended December 31, 2019 compared to the prior year due to increases of $2.5 million in personnel-related expenses and $8.3 million in corporate IT and facilities overhead. The increased expenditures on personnel-related expense and engineering projects were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities. The increase in corporate IT and facilities overhead is due to the fact that starting in late 2018 Arlo moved to separate facilities globally and for the whole of 2019 Arlo maintained its own facilities and IT infrastructures and systems globally as a standalone public company.

Research and development expense increased for the year ended December 31, 2018 compared to the prior year due to increases of $11.6 million in personnel-related expenses, $9.2 million in corporate IT and facilities overhead, $2.5 million in engineering projects and outside professional services, and $0.4 million in NETGEAR TSA related expense. The increased expenditures on personnel-related expense, engineering projects and outside professional services were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities.

Sales and Marketing

The following table presents sales and marketing expense for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Sales and marketing expense	$56,985	8.4%	$52,593	53.2%	$34,340

Sales and marketing expense increased for the year ended December 31, 2019 compared to the prior year, primarily due to an increase in outside professional services of $2.0 million, corporate IT and facilities overhead of $2.7 million, and personnel-related expenses of $1.2 million. The increases were partially offset by a decrease NETGEAR TSA related expenses of $1.5 million. The increased in corporate IT and facilities overhead is due to the fact that starting in late 2018 Arlo moved to separate facilities globally and for the whole of 2019 Arlo maintained its own facilities and IT infrastructures and systems globally as a standalone public company.

Sales and marketing expense increased for the year ended December 31, 2018 compared to the prior year, primarily due to an increase in personnel-related expenses of $7.7 million, digital advertising, media and other costs of $7.1 million, IT and facilities overhead of $2.3 million, NETGEAR TSA related expense of $1.6 million, and sales freight out expenses of $0.7 million. The increase was partially offset by a decrease in marketing expenditures of $1.1 million further to the launch of our Arlo Pro 2 camera in fiscal 2017.

General and Administrative

The following table presents general and administrative expense for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
General and administrative expense	$47,624	68.8%	$28,209	86.9%	$15,096

General and administrative expense increased for the year ended December 31, 2019 compared to the prior year, primarily due to higher corporate IT and facilities overhead of $9.7 million, higher personnel-related expenditures of $6.0 million, higher legal and professional services of $5.3 million, and transaction costs of $1.9 million related to the disposal of our commercial operations in Europe, partially offset by $4.2 million decrease in NETGEAR TSA related expenses. The increase in general and administrative expense was driven by the increase in related corporate IT and facilities overhead due to the fact that starting in late 2018 Arlo moved to separate facilities globally and for the whole of 2019 Arlo maintained its own facilities and IT infrastructures and systems globally, increased customary public company costs, including outside legal and audit fees, insurance and other costs as our company became a standalone public company since August 2018.

General and administrative expense increased for the year ended December 31, 2018 compared to the prior year, primarily due to higher personnel-related expenditures of $7.0 million, NETGEAR TSA related expense of $4.3 million, and higher legal and professional services of $1.8 million. Refer to Overview for further detail about the NETGEAR TSA.

Separation Expense

The following table presents separation expense for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Separation expense	$1,913	(93.0)%	$27,252	**	$1,384
**Percentage change not meaningful.
Separation expense consists primarily of charges for third-party advisory, consulting, legal and professional services, IT-related expenses, and other items that are incremental and one-time in nature related to our separation from NETGEAR. There was a significant reduction in our separation expense in the fiscal year ended December 31, 2019 as we completed our Separation from NETGEAR on December 31, 2018.

Gain on sale of business

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Gain on sale of business	$(54,881)	**	$—	**	$—
**Percentage change not meaningful.

Our disposal of our commercial operations in Europe generated a gain on sale of business for the year ended December 31, 2019 of $54.9 million in the fourth quarter of 2019. There was no gain or loss for the year ended December 31, 2018. Refer to Note 4, Disposal of business, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of this disposal.

Interest Income and Other Income (Expense), Net
The following table presents other income (expense), net for the periods indicated:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Interest income	2,737	**	1,239	**	—
Other income (expense), net	913	**	(1,177)	**	1,946
**Percentage change not meaningful.

During the year ended December 31, 2019, we earned interest income of $2.7 million from our cash equivalents and short-term investments. Other income (expense), net increased for the year ended December 31, 2019 compared to the prior year, due primarily to Verisure TSA related income of $798 thousand and higher foreign currency transaction gains, mainly as a result of the U.S. dollar strengthening against transaction currencies.

During the year ended December 31, 2018, we earned interest income of $1.2 million from our cash proceeds from the IPO and from our cash equivalents and short-term investments. Other income (expense), net decreased for the year ended December 31, 2018 compared to the prior year, due primarily to higher foreign currency transaction losses, mainly as a result of the U.S. dollar strengthening against transaction currencies. We entered into a foreign currency hedging program during the third quarter of fiscal 2018, which effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 7, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

Provision for income taxes and effective tax rate consisted of the following:

	Year Ended December 31,
	2019	% Change	2018	% Change	2017
	(In thousands, except percentage data)
Provision for income taxes	$4,380	467.4%	$772	(31.6)%	$1,128
Effective tax rate	(5.4)%		(1.0)%		14.7%

The increase in provision for income taxes for the year ended December 31, 2019 compared to 2018 was primarily due to higher foreign earnings in 2019 and gain on sale of certain assets related to the Company's commercial operations in Europe during the fourth quarter of 2019. Losses incurred predominantly in the U.S continue to be subject to a full valuation allowance.

The decrease in provision for income taxes for the year ended December 31, 2018 compared to 2017 was primarily caused by the deemed repatriation of foreign earnings in 2017 following the 2017 U.S. Tax Act. The negative 1.0% effective tax rate was a result of losses in the U.S for which the Company was not recognizing a tax benefit due to its full U.S federal and state valuation allowance.

Liquidity and Capital Resources

Following the completion of the IPO, our capital structure and sources of liquidity changed significantly from our historical capital structure as we became a standalone public company. We are no longer participating in cash management and funding arrangements managed by NETGEAR. Arlo maintained a separate cash management and financing function for our operations.

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2019, our accumulated deficit was $131.5 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of December 31, 2019, we had cash, cash equivalents and short-term investments totaling $256.7 million.

In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of December 31, 2019, we have not borrowed against this credit facility. Refer to Note 10. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on such business financing agreement.

In December 2019, we received a total of $75.2 million from Verisure for the disposal of our commercial operations in Europe, including a $20.0 million prepayment for product purchases and a $2.5 million installment payment for the NRE Services under the Supply Agreement.

As of December 31, 2019, 25.2% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of the Tax Cuts and the Jumpstart Our Business Startups Act of 2017 (the “Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact is generally immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S is subject to fluctuation based on the settlement of intercompany balances.

Based on our current plans, business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future, including sooner as may be anticipated, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. To preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the Distribution that could limit our ability to pursue certain transactions including equity issuances.

We have no commitments to obtain such additional financing and cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products, the growth in our service revenue, as well as the ability to increase our gross margin dollars and continue to maintain controls over our operating expenditures.

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net cash provided by (used in) operating activities	$9,171	$(17,686)	$(38,985)
Net cash provided by (used in) investing activities	76,262	(71,285)	(4,315)
Net cash provided by (used in) financing activities	(38)	244,287	43,188
Net increase (decrease) in cash and cash equivalents and restricted cash	$85,395	$155,316	$(112)

Operating activities

Net cash provided by operating activities increased by $26.9 million for the year ended December 31, 2019 compared to the prior year, due primarily to improved working capital management, offset by a $55.0 million year over year decrease in the adjusted net loss from operations. Our cash inflow from changes in assets and liabilities increased by $81.9 million year over year as a result of increased accounts receivable collections, prepayments from Verisure product purchases and NRE services under the Supply Agreement and lower inventory balance.

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

Our days sales outstanding (“DSO”) decreased to 97 days as of December 31, 2019 as compared to 125 days as of December 31, 2018. Inventory decreased to $68.6 million as of December 31, 2019 from $124.8 million as of December 31, 2018, primarily due to better inventory management. As a result, ending inventory turns were 5.9x in the three months ended December 31, 2019 down from 3.6x turns in the three months ended December 31, 2018. Our accounts payable increased to $111.7 million as of December 31, 2019 from $82.5 million as of December 31, 2018, primarily as a result of extended payment terms with our suppliers.

Investing activities

Net cash provided by investing activities increased by $147.5 million for the year ended December 31, 2019 compared to the prior year, primarily due to the more maturity of short-term investments in the amount of $55.0 million, less purchases of short-term investments of $24.9 million, less purchases of property equipment of $15.0 million, and proceeds from sale of our commercial operations in Europe in the amount of $52.7 million.

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

Financing activities

Net cash used in financing activities was $38 thousand in the year ended December 31, 2019 represented by proceeds from ESPP contributions of $1.8 million, partially offset by $1.9 million in tax withholdings from restricted stock unit releases.

Net cash provided by financing activities was $244.3 million in the year ended December 31, 2018, primarily due to net proceeds from IPO of $173.4 million and net investment from parent of $70.9 million. Prior to the completion of the IPO, because cash and cash equivalents were held by NETGEAR at the corporate level and were not attributable to Arlo, cash flows related to financing activities primarily reflect changes in Net parent investment.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2019, we had a backlog of $5.4 million, compared to $18.9 million as of December 31, 2018 and $15.6 million as of December 31, 2017. As we typically fulfill orders received within a relatively short period (e.g., within one week for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments and purchase obligations as of December 31, 2019:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$41,011	$5,660	$11,324	$9,358	$14,669
Purchase obligations	29,615	29,615	—	—	—
	$70,626	$35,275	$11,324	$9,358	$14,669

Operating leases

We entered into several office lease agreements under non-cancelable operating leases with various expiration dates through June 2029. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space. For the year ended December 31, 2019, rent expense was $7 million. For the year ended December 31, 2017 and six months ended July 1, 2018, rent expense reflected allocations from NETGEAR and may not be indicative of our results. Rent expense was $1.4 million after the Separation through December 31, 2018.

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2019, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement.

Purchase obligations

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice of 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of December 31, 2019, we had $29.6 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

Uncertain tax position

As of December 31, 2019, the total gross unrecognized tax benefits and related interest and penalties was $0.7 million. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. We do not expect to reduce our liabilities for uncertain tax positions in any jurisdiction, where the impact would affect the statement of operations, in the next 12 months. We do not estimate any long-term liability related to a one-time transaction tax that resulted from the passage of the Tax Act.

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the regulations of the SEC. The preparation of the consolidated financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. We have listed below our critical accounting policies that we believe to have the greatest potential impact on our consolidated financial statements.

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

We sell paid subscription services to our end user customers where we provide customers access to our cloud services. Revenue for subscription sales is generally recognized on a ratable basis over the contract term, beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, we also sell services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection related to current period product revenue. Our standard obligation to our direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. Standalone selling price of the hardware is directly observable from add-on camera and base station sales. Standalone selling price of the premium services are directly observable from direct sales to end users, while the service is estimated using an adjusted market approach.

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

Long-term Supply Arrangement - Verisure

We have entered into a Supply Agreement as part of the disposal of our commercial operations in Europe where Verisure prepays future product purchases with a minimum product purchase commitment also required. The Supply Agreement includes product purchases, paid subscription services, basic services, and an option for Verisure to acquire development services by submitting a statement of work (“SOW”). Products sold come with a standard twelve month warranty. Verisure assumes responsibilities for all warranty claims, returns on products and certain technical support to the end users. We provide technical support for paid subscription services where Verisure can not resolve the issue. Verisure is responsible for any marketing and promotion of our products and services sold in Europe.

Products are priced at a cost plus markup based on markups specified in the agreement and that price varies based on the cost of the product. The paid subscription services and basic services pricing is based on the number of users monthly and is priced at a cost plus markup specified in the Supply Agreement that varies based on the user and service type. The transaction price for products and paid subscription services is entirely variable because the consideration is dependent on the actual costs. We allocate variable consideration specified for products entirely to products, and variable consideration specified for the paid subscription services entirely to the paid subscription services. For development services, no contract exists until an SOW is submitted and approved by both parties. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until we receive and accept the customer purchase order (PO). Each product with a valid PO is a single performance obligation.

We recognize variable consideration for products upon delivery and for services when the monthly service is rendered for paid subscription services and basic services. The non-refundable prepayment does not relate to future goods or services, as such no further assessment of material rights is required. Further, as the transfer of products is at the discretion of the customer (i.e. when Verisure issues a PO), a significant financing component does not exist as it relates to the prepayment. We also expect that prepayment will be fully utilized by Verisure within one year, hence, no additional accounting consideration is necessary for breakage. We also concluded that we are acting as the principal in the Supply Agreement and determined that revenue should be presented gross.

Non-recurring Engineering ("NRE") Arrangement - Verisure

The Supply Agreement also provides for certain development services under an SOW to Verisure ("NRE arrangement") as part of the disposal of our commercial operations in Europe. In the NRE arrangement, Verisure pays non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services promised under the SOW are highly interdependent or interrelated inputs that produce a single combined output given the nature of such arrangement. The output (or work-in-progress of such output) typically has no alternative use to us given the customized nature of the arrangement and we have enforceable rights given that the non-refundable milestone payments are prepayments in nature; control for NRE development services therefore transfers over time.

We determined that the most appropriate measure of progress for revenue recognition is the input method based on cost because we can reasonably estimate the total costs for the NRE, and the costs incurred reasonably reflects our efforts to satisfy the performance obligation. The NRE costs include labor, material, overhead as well as the use of outside services. The total estimated NRE costs are based on a combination of historical costs together with quotes from vendors for supplying parts or services towards the completion. Adjustments to cost and profit estimates are made periodically due to changes in scope of work, hours to complete and estimated profitability, including those arising from final contract settlements. These changes may result in revisions to revenue and costs and are recognized in the period in which the revisions are determined. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total NRE costs calculated upon completion in the current period are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.

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

Valuation of Inventory

We value our inventory at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value to account for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments and compare those quantities to our estimated forecast of product demand for the next nine months to determine what inventory, if any, is not saleable. We base our analysis on the product demand forecast but take into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the carrying value of the affected inventory to account for estimated excess and obsolete amounts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit.

Goodwill

Goodwill pertains to the acquisitions of Avaak, Inc. (“Avaak”) and Placemeter, Inc. (“Placemeter”). Goodwill represents the purchase price exceeds the estimated fair value of net assets of businesses acquired in a business combination. We perform an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include: a significant decline in our expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

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

A quantitative assessment of goodwill was performed on the first day of the fourth quarter of fiscal 2019. We identified that we had one reporting unit for the purpose of goodwill impairment testing and the reporting unit is at the same level as the operating segment and reportable segment. We utilized our market capitalization as a proxy for fair value of the business and compared it to the carrying amount as of October 1, 2019. Based on the results of the quantitative assessment, the respective fair value was substantially in excess of the carrying amount by $68.0 million, or 38%. We updated our quantitative test as of December 31, 2019 at which time the fair value of the business was substantially in excess of the carrying amount by $115.7 million, or 57%.

No goodwill impairment was recognized for the years ended December 31, 2019 and 2018. However, included in our accounting for the disposal of our commercial operations in Europe was a derecognition of $4.6 million of goodwill associated with the disposal of our commercial operations in Europe.

We do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment loss on goodwill. However, if the actual result is not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Stock-based compensation

Our employees have historically participated in NETGEAR’s stock-based compensation plans. Stock-based compensation expense has been allocated to us based on the awards and terms previously granted to our employees as well as an allocation of NETGEAR’s corporate and shared functional employee expenses. We measure stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the shares offered under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units ("RSUs") is based on the closing fair market value of NETGEAR’s common stock on the date of grant.

Equity awards granted under our own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, and RSUs. We use the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. We recognize these compensation expenses generally on a straight-line basis over the requisite service period of the award. The fair value of stock options and PSOs is estimated on the grant or offering date using the Black-Scholes option pricing model and the forfeitures recorded as they occur. The fair value of RSUs is measured on the grant date based on the closing fair market value of our common stock.

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

Our 2018 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with the opportunity to purchase our common stock through accumulated payroll deductions at the end of specified purchase period. Eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of our common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each purchasing period is generally six months. We determine the fair value using the Black-Scholes Model using various inputs, including our estimate of expected volatility, term, dividend yield and risk-free interest rate. We recognize compensation costs for the ESPP on a straight-line basis over the requisite service period of the award.

Income Taxes

We record our provision for income taxes in our consolidated financial statements using the asset and liability method. Under this method, we recognize income tax liabilities or receivable for the current year. We also recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have placed a valuation allowance against U.S. federal and state deferred tax assets and certain foreign tax attribute carryforwards since we do not anticipate to realize the benefits of deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

The Tax Act introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2019.

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

As of December 31, 2019, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would have an immaterial impact on our net income (loss) for the period. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2019 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the year ended December 31, 2019 and 2018, 24.7% and 20.9% of revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/PricewaterhouseCoopers LLP

San Jose, California
February 28, 2020

We have served as the Company's auditor since 2018.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$236,680	$151,290
Short-term investments	19,990	49,737
Accounts receivable, net	127,317	166,045
Inventories	68,624	124,791
Prepaid expenses and other current assets	16,958	23,611
Total current assets	469,569	515,474
Property and equipment, net	21,352	49,428
Operating lease right-of-use assets, net	31,300	—
Intangibles, net	1,306	2,823
Goodwill	11,038	15,638
Restricted cash	4,139	4,134
Other non-current assets	4,008	8,449
Total assets	$542,712	$595,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,650	$82,542
Deferred revenue	50,362	26,678
Accrued liabilities	127,400	172,036
Income tax payable	4,489	734
Total current liabilities	293,901	281,990
Non-current deferred revenue	15,736	23,313
Non-current operating lease liabilities	29,001	—
Non-current financing lease obligation	—	19,978
Non-current income taxes payable	92	22
Other non-current liabilities	606	1,141
Total liabilities	339,336	326,444
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 75,785,952 at December 31, 2019 and 74,247,250 at December 31, 2018	76	74
Additional paid-in capital	334,821	315,277
Accumulated other comprehensive income (loss)	(2)	—
Accumulated deficit	(131,519)	(45,849)
Total stockholders’ equity	203,376	269,502
Total liabilities and stockholders’ equity	$542,712	$595,946

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Revenue:
Products	$323,242	$427,113	$341,581
Services	46,765	37,805	29,077
Total revenue	370,007	464,918	370,658
Cost of revenue:
Products	307,348	354,023	270,382
Services	26,855	18,820	9,042
Total cost of revenue	334,203	372,843	279,424
Gross profit	35,804	92,075	91,234

Operating expenses:
Research and development	69,384	58,794	34,683
Sales and marketing	56,985	52,593	34,340
General and administrative	47,624	28,209	15,096
Separation expense	1,913	27,252	1,384
Gain on sale of business	(54,881)	—	—
Total operating expenses	121,025	166,848	85,503

Income (loss) from operations	(85,221)	(74,773)	5,731
Interest income	2,737	1,239	—
Other income (expense), net	913	(1,177)	1,946
Income (loss) before income taxes	(81,571)	(74,711)	7,677
Provision for income taxes	4,380	772	1,128
Net income (loss)	$(85,951)	$(75,483)	$6,549

Net income (loss) per share:
Basic	$(1.14)	$(1.12)	$0.11
Diluted	$(1.14)	$(1.12)	$0.11
Weighted average shares used to compute net income (loss) per share:
Basic	75,074	67,231	62,250
Diluted	75,074	67,231	62,250

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$(85,951)	$(75,483)	$6,549
Other comprehensive income (loss), before and after tax:
Unrealized gain (loss) on derivative instruments	(27)	2	—
Unrealized gain (loss) on available-for-sale securities	25	(2)	—
Total other comprehensive income (loss), before tax	(2)	—	—
Tax provision related to derivative instruments	—	—	—
Tax benefit related to available-for-sale securities	—	—	—
Total other comprehensive income (loss), net of tax	(2)	—	—
Comprehensive income (loss)	$(85,953)	$(75,483)	$6,549

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2016	—	$—	$—	$73,174	$—	$—	$73,174
Net income	—	—	—	6,549	—	—	6,549
Net transfer from Parent	—	—	—	43,245	—	—	43,245
Stock-based compensation expense funded by Parent	—	—	—	2,451	—	—	2,451
Balance as of December 31, 2017	—	—	—	125,419	—	—	125,419
Cumulative impact from adoption of ASC 606, net of tax	—	—	—	(3,061)	—	—	(3,061)
Net loss, prior to the completion of the Contribution	—	—	—	(29,634)	—	—	(29,634)
Net loss, after the completion of the Contribution	—	—	—	—	—	(45,849)	(45,849)
Issuance of common stock from initial public offering	11,747	12	174,725	—	—	—	174,737
Initial public offering costs paid by the Company	—	—	(1,404)	—	—	—	(1,404)
Initial public offering costs paid by Parent	—	—	(3,148)	—	—	—	(3,148)
Net transfer from Parent	—	—	—	43,549	—	—	43,549
Conversion of Net parent investment into common stock	62,500	62	139,030	(139,030)	—	—	62
Stock-based compensation expense funded by Parent	—	—	—	2,757	—	—	2,757
Stock-based compensation expense post-initial public offering	—	—	6,074	—	—	—	6,074
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(2)	—	(2)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	2	—	2
Balance as of December 31, 2018	74,247	74	315,277	—	—	(45,849)	269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	—	281	281
Net loss	—	—	—	—	—	(85,951)	(85,951)
Stock-based compensation expense	—	—	19,582	—	—	—	19,582
Issuance of common stock under stock-based compensation plans	1,152	1	12	—	—	—	13
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,825	—	—	—	1,826
Restricted stock unit withholdings	(380)	—	(1,875)	—	—	—	(1,875)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	25	—	25
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	(27)	—	(27)
Balance as of December 31, 2019	75,786	$76	$334,821	$—	$(2)	$(131,519)	$203,376

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(85,951)	$(75,483)	$6,549
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,681	5,307	3,740
Stock-based compensation expense	22,894	8,831	2,451
Provision for (release of) bad debts and inventory	(2,921)	6,739	404
Gain on sale of business	(54,881)	—	—
Deferred income taxes	(210)	(1,108)	(388)
Premium amortization/discount accretion on investments, net	(461)	(120)	—
Changes in assets and liabilities:
Accounts receivable, net	38,247	(118,778)	(75,838)
Inventories	53,604	(48,934)	(35,639)
Prepaid expenses and other assets	11,525	(16,592)	62
Accounts payable	28,791	87,307	(350)
Deferred revenue	22,567	11,253	24,011
Accrued liabilities	(34,714)	123,892	36,013
Net cash provided by (used in) operating activities	9,171	(17,686)	(38,985)
Cash flows from investing activities:
Purchases of property and equipment	(6,664)	(21,666)	(3,578)
Proceeds from sale of business	52,694	—	—
Purchases of short-term investments	(29,768)	(54,619)	—
Proceeds from maturities of short-term investments	60,000	5,000	—
Payments made in connection with business acquisition, net of cash acquired	—	—	(737)
Net cash provided by (used in) investing activities	76,262	(71,285)	(4,315)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	173,395	—
Restricted stock unit withholdings	(1,875)	—
Proceeds related to employee benefit plans	1,837	—	—
Net investment from NETGEAR	—	70,892	43,188
Net cash provided by (used in) financing activities	(38)	244,287	43,188
Net increase (decrease) in cash and cash equivalents and restricted cash	85,395	155,316	(112)
Cash and cash equivalents and restricted cash, at beginning of period	155,424	108	220
Cash and cash equivalents and restricted cash, at end of period	$240,819	$155,424	$108

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,086	$16,003	$81
De-recognized fair value of build-to-suit lease	$(21,610)	$—	$—
Estimated fair value of a facility under build-to-suit lease including tenant improvements	$—	$28,357	$—
Supplemental cash flow information:
Cash paid for income taxes, net	$960	$89	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation
The Company

Arlo Technologies, Inc. (“Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company primarily generates revenue by selling devices through retail channels, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases.

The Company has dual corporate headquarters located in San Jose, California and Carlsbad, California and also maintains offices to provide sales and customer support at various global locations.

On February 6, 2018, NETGEAR Inc. (“NETGEAR”) announced that its board of directors had unanimously approved the pursuit of a separation of its Arlo business from NETGEAR (the “Separation”) to be effected through an initial public offering (the “IPO”) of newly issued shares of the common stock of Arlo, then a wholly owned subsidiary of NETGEAR. On July 6, 2018, the Company filed a registration statement (as amended, the "IPO Registration Statement") relating to the IPO of common stock of Arlo with the U.S. Securities and Exchange Commission (the "SEC"). Following a series of restructuring steps prior to the completion of the IPO of Arlo common stock, the Arlo business was transferred from NETGEAR to Arlo (collectively, the “Contribution”).

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basis of Presentation

The combined financial statements of Arlo that cover dates prior to the completion of the IPO have been derived and carved out from the consolidated financial statements and accounting records of NETGEAR as if Arlo had operated on a stand-alone basis within the periods presented. In connection with the Separation and IPO, certain assets and liabilities presented have been transferred to Arlo at carry-over (historical cost) basis. Balances contributed by NETGEAR on or before the completion of the IPO were based on the master separation agreement between the Company and NETGEAR and related documents governing the Contribution.

Following the completion of the IPO, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

Reclassification

Certain reclassifications have been made to the prior year's consolidated balance sheets, statement of operations and statements of cash flows to conform to the current year's presentation. The reclassifications has had no effect on prior years' net income (loss), total assets, total liabilities, total stockholders' equity or cash flows.

Allocated Expenses from NETGEAR

Prior to the completion of the IPO, NETGEAR provided certain corporate services to the Company, which were allocated based on revenue, headcount, or other measures the Company has determined as reasonable through July 1, 2018. The amount of these allocations from NETGEAR reflected within operating expenses in the consolidated statements of operations was $30.6 million for the six months ended July 1, 2018, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. For the year ended December 31, 2017, allocations amounted to $40.0 million, which included $11.8 million for research and development, $13.1 million for sales and marketing, and $15.1 million for general and administrative expense. Following July 1, 2018, the Company assumed responsibility for the costs of these functions.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2019 are not necessarily indicative of the results that may be expected for any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table shows reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows:

	As of December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$236,680	$151,290	$108
Restricted cash	4,139	4,134	—
Total as presented on the consolidated statements of cash flows	$240,819	$155,424	$108

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

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, restricted cash, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the consolidated statements of operations.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company’s customers are primarily retailers and wholesale distributors who sell or distribute the products to a large group of end-users. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay. The Company does not require collateral from its customers. Historically, a substantial portion of the Company’s revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2019, one customer accounted for 51.3% of the Company’s total accounts receivable, net. As of December 31, 2018, two customers accounted for 36.4% and 18.0% of the Company’s total accounts receivable, net, respectively. No other customer accounted for 10% or greater of the Company’s total accounts receivable, net.

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

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The Company writes down its inventories based on estimated excess and obsolete amounts, determined primarily based on demand forecasts, but takes into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category:	Range of Useful Lives
Computer equipment	2 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	2-3 years
Leasehold improvements	Shorter of remaining lease term or 7 years

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. There was no impairment loss of property and equipment for the years ended December 31, 2019 and 2018, and charges related to the impairment of property and equipment were insignificant in 2017.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

Goodwill pertained to the acquisitions of Avaak, Inc. (“Avaak”) and Placemeter, Inc. (“Placemeter”). Goodwill represents the amount by which the purchase price exceeds estimated fair value of net assets of businesses acquired in a business combination. The Company performs an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include a significant decline in the Company’s expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

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

A quantitative assessment of goodwill was performed on the first day of the fourth quarter of fiscal 2019. The Company identified that it has one reporting unit for the purpose of goodwill impairment testing and the reporting unit is at the same level as its operating segment and reportable segment. The Company utilized its market capitalization as a proxy for fair value of the business and compared it to the carrying amount as of October 1, 2019. Based on the results of the quantitative assessment, the respective fair value was substantially in excess of the carrying amount by $68.0 million, or 38%. The Company updated its quantitative test as of December 31, 2019 at which time the fair value of the business was substantially in excess of the carrying amount by $115.7 million, or 57%.

No goodwill impairment was recognized for the years ended December 31, 2019, 2018 and 2017.

The Company does not believe it is likely that there will be a material change in the estimates or assumptions the Company uses to test for impairment loss on goodwill. However, if the actual result is not consistent with the Company’s estimates or assumptions, the Company may be exposed to an impairment charge that could be material. Refer to Note 4 Disposal of business, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for goodwill derecognized in the Verisure transaction.

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

During the years ended December 31, 2019 and 2018, there were no events or changes in circumstances that indicated the carrying amount of the Company’s finite-lived assets may not be recoverable from their undiscounted cash flows. Consequently, the Company did not perform an impairment test and did not record any impairments to intangibles for the years ended December 31, 2019, 2018 and 2017.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue recognition

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

The Company sells paid subscription services to its end user customers where it provides customers access to its cloud services. Revenue for subscription sales is generally recognized on a ratable basis over the contract term, beginning on the date that the service is made available to the customers at the time of registration. The subscription contracts are generally 30 days or 12 months in length, billed in advance. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed, as the contracts generally provide the customer equal benefit throughout the contract period. In addition to selling paid subscriptions, the Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance.

Revenue from all sales types is recognized at transaction price, which is the amount the Company expects to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for the Company’s products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that are planned and controlled by the Company. However, the Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. Stand-alone selling price of the hardware is directly observable from add-on camera and base station sales. Stand-alone selling price of the premium services are directly observable from direct sales to end users while the service is estimated using an adjusted market approach.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. The transaction

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

price allocated to the service is recognized over the specified service period or over the estimated useful life of the hardware, beginning when the customer is expected to activate their account. Useful life of the hardware is determined by industry norms, technical and financial relevance, frequency of new model releases, and user history.

Long-term Supply Arrangement - Verisure

The Company has entered into a Supply Agreement as part of the disposal of the Company's commercial operations in Europe as discussed in Note 4, where Verisure prepays future product purchases with a minimum product purchase commitment also required. The Supply Agreement includes product purchases, paid subscription services, basic services, and an option for Verisure to acquire development services by submitting a statement of work (“SOW”). Products sold come with a standard twelve month warranty. Verisure assumes responsibilities for all warranty claims, returns on products and certain technical support to the end users. The Company provides technical support for paid subscription services where Verisure can not resolve the issue. Verisure is responsible for any marketing and promotion of the Company's products and services sold in Europe.

Products are priced at a cost plus markup based on markups specified in the Supply Agreement and that price varies based on the cost of the product. The paid subscription services and basic services pricing is based on the number of users monthly and is priced at a cost plus markup specified in the Supply Agreement that varies based on the user and service type. The transaction price for products and paid subscription services is entirely variable because the consideration is dependent on the actual costs. The Company allocates variable consideration specified for products entirely to products, and variable consideration specified for the paid subscription services entirely to the paid subscription services. For development services, no contract exists until an SOW is submitted and approved by both parties. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until the Company receives and accepts the customer purchase order (PO). Each product with a valid PO is considered a single performance obligation.

The Company recognizes variable consideration for products upon delivery and for services when the monthly service is rendered for paid subscription services and basic services. The non-refundable prepayment does not relate to future goods or services, as such no further assessment of material rights is required. Further, as the transfer of products is at the discretion of the customer (i.e. when Verisure issues a PO), a significant financing component does not exist as it relates to the prepayment. The Company also expects that prepayments will be fully utilized by Verisure with one year, hence, no additional accounting consideration is necessary for breakage. The Company also concluded that it is acting as the principal in the Supply Agreement and determined that revenue should be presented gross.

Non-recurring Engineering ("NRE") Arrangement - Verisure

The Supply Agreement also provides for certain development services under an SOW to Verisure ("NRE arrangement") as part of the disposal of the Company's commercial operations in Europe as discussed in Note 4. In the NRE arrangement, Verisure pays non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services promised under the SOW are highly interdependent or interrelated inputs that produce a single combined output given the nature of such arrangements. The output (or work-in-progress of such output) typically has no alternative use to the Company given the customized nature of the arrangement and the Company has enforceable rights given that the non-refundable milestone payments are prepayments in nature; control for NRE development services therefore transfers over time.

The Company determined that the most appropriate measure of progress for revenue recognition is the input method based on cost because the Company can reasonably estimate the total costs for the NRE, and the costs incurred reasonably reflects the Company’s efforts to satisfy the performance obligation. The NRE costs include labor, material, overhead as well as the use of outside services. The total estimated NRE costs are based on a combination of historical costs together with quotes from vendors for supplying parts or services towards the completion. Adjustments to cost and profit estimates are made periodically due to changes in scope of work, hours to complete and estimated profitability, including those arising from final contract settlements. These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total NRE costs calculated upon completion in the current period are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling costs

The Company includes shipping and handling fees billed to customers in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in Sales and marketing expenses. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $2.3 million, $3.7 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Contract costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. There were no deferred commissions as of December 31, 2019 and 2018.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer. Refer to Note 3, Deferred Revenue, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed disclosures regarding changes in contract balances for the years ended December 31, 2019 and 2018.

Research and development

Costs incurred in the research and development of new products are expensed as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $9.5 million, $10.8 million and $10.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Equity awards granted by the Company under its own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, and RSUs. The Company uses the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award. The fair value of stock options and PSOs is estimated on the grant or offering date using the Black-Scholes option pricing model and the forfeitures are recorded as they occur. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock.

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

The Company issued equity awards consisting of 50% of time-based vesting RSUs, 25% of performance-based RSUs (“PSUs”) and 25% of market-based performance RSUs (“MPSUs”) to its named executive officers (“NEOs”) during the fiscal quarter ended September 29, 2019:

•	The time-based vesting RSUs will vest in three equal annual installments during the period that begins on the RSU grant date.

•
The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ending December 31, 2019 is achieved.

•
The MPSUs will vest on the three-year anniversary of the MPSU grant date based on the performance of the Company's common stock relative to the Russell 2000 Index (“the Benchmark”) during the three-year period from grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative relative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will vest. In no event will the number of shares vested in each tranche exceed 200% of the target for that tranche.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On the Distribution Date, outstanding equity awards granted to Arlo employees under NETGEAR’s stock-based compensation plans were adjusted into NETGEAR awards and Arlo awards based on the conversion ratio as set forth in the employee matters agreement between Arlo and NETGEAR. The Company did not recognize any incremental expense in connection with the conversion of NETGEAR’s Stock based awards into Arlo awards. Refer to Note 13, Employee Benefit Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a further discussion on stock-based compensation.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. For additional information on the changes resulting from the new standard and the impact to our financial results on adoption, refer to the section Recently Adopted Accounting Pronouncements below.

The Company determines if an arrangement is a lease at inception. Under the new standard, operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Fixed lease expense for lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive income (loss)

Comprehensive income consists of net income (loss) and other gains and losses affecting stockholders’ equity that the Company excluded from net income (loss), including unrealized gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding at the end of the year.

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

Income taxes

We record our provision for income taxes in our consolidated financial statements using the asset and liability method. Under this method, we recognize income tax liabilities or receivable for the current year. We also recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have placed a valuation allowance against U.S. federal and state deferred tax assets and certain foreign tax attribute carryforwards since we do not anticipate to realize the benefits of deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these reserves when facts and circumstances change, such as the closing of a tax audit or refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related net interest and penalties.

The Tax Act introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Accounting Pronouncements Recently Adopted

ASU 2016-02 - Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases” (Topic 842), which requires lessees to recognize on the balance sheets a ROU asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than 12 months. The liability is equal to the net present value of minimum lease payments while the ROU asset is based on the liability, subject to adjustment, such as for initial direct costs. On January 1, 2019 (“adoption date”), the Company adopted the new standard utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether an expired or existing contract as of adoption date contains a lease, (2) lease classification for any expired or existing lease as of the adoption date and (3) initial direct costs for any existing lease as of the adoption date. The Company also elected to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of ASU 2016-02 resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million as of January 1, 2019 on its consolidated balance sheets, with no material impact on its consolidated statements of operations and cash flows.

In addition, the Company was deemed to be the accounting owner of its build-to-suit lease arrangement for its San Jose corporate headquarters and the construction was in progress at adoption date. As such, the Company reevaluated its build-to-suit lease arrangement under ASU 2016-02 to ascertain whether it meets the criteria as the accounting owner of the build-to-suit lease arrangement through control of the underlying leased asset. The Company concluded that it did not have control over the underlying leased asset. As a result, the Company de-recognized the build-to-suit asset and liability as of adoption date of $21.6 million of property and equipment and $21.9 million of financing lease obligations. The difference of $0.3 million between the de-recognized assets and the associated financing lease obligations was recorded as an adjustment to accumulated deficit as of adoption date as mentioned above. The Company accounted for its San Jose Corporate lease arrangement as operating lease under ASU 2016-02. Consequently, as of March 31, 2019, the construction of its leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company resulting in lease commencement for the portion that was completed and occupied by the Company. Therefore, the Company proportionally recorded ROU assets and lease liabilities of $14.3 million, representing two thirds of the total value of the ROU assets and lease liabilities. As of June 30, 2019, upon the completion of the leasehold improvements and full occupation of the entire building, the Company recognized the remaining value of ROU assets and lease liabilities of $7.2 million. Refer to Note 11. Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details of the impacts on the adoption.

Accounting Pronouncements Not Yet Effective

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. ASU 2016-13 is effective for the Company beginning in the first fiscal quarter of 2023 (or the first fiscal quarter of 2020 should the Company cease to be classified as an EGC), with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2022 (or January 1, 2021 should the Company cease to be classified as an EGC), with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its financial statements.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$58,441	$12,108	$3,915	$74,464

The majority of the performance obligation over one year pertains to revenue deferral from prepaid services.

Contract Balances

The following table reflects the changes in contract balances for the year ended December 31, 2019 and 2018:

					2019	2019
	Balance Sheet Location	December 31, 2019	December 31, 2018	January 1, 2018	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$127,317	$166,045	$158,507	$(38,728)	(23.3)%
Contract liabilities - current	Deferred revenue	$50,362	$26,678	$24,746	$23,684	88.8%
Contract liabilities - non-current	Non-current deferred revenue	$15,736	$23,313	$13,091	$(7,577)	(32.5)%

For the year ended December 31, 2019, deferred revenue increased primarily as a result of the $20.0 million prepayment for product purchases for fiscal 2020 and $2.5 million installment payments, less $279 thousand service revenue recognized under the NRE arrangement with Verisure. The non-current deferred revenue decreased is substantially due to the derecognition of the deferred revenue associated with disposal of the Company's commercial operations in Europe.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2019 and 2018, $71.6 million and $50.9 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $47.4 million and $38.8 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $26.4 million and $24.7 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 15, Segment and Geographic Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for revenue by geography.

Note 4. Disposal of Business

On November 4, 2019, the Company and Verisure concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”). The Verisure Agreements created a strategic partnership that leverages both the Company and Verisure’s capabilities to create incremental scale to address the ever-growing demand for residential and commercial security. The strategic partnership will combine the Company’s innovative connected cameras and cloud services platform with Verisure’s professionally monitored security solutions to provide a new level of smart security for European customers. The Purchase Agreement contains customary representations and warranties regarding Verisure, the Business and the Assets, indemnification provisions, termination rights and other customary provisions. The Company has agreed not to engage in any business that competes with the Business for a period of three years.

Under the Purchase Agreement, the Company sold and transferred certain assets and liabilities related to the Company's commercial operations in Europe. The transaction closed on December 30, 2019 for $52.7 million following working capital adjustments, which was reported as Investing Activities on the statement of cash flows. The transaction resulted in a pretax gain of $54.9 million that was recorded in Gain on sale of business in the Company's consolidated statements of operations. As part of the transaction, certain employees were transferred to Verisure. These employees hold Company RSU awards, the terms of the RSU awards were modified such that the RSU awards will continue to vest and settle after closing of the transaction in accordance with the original terms and conditions of RSU awards. Refer to Note.13 Employee Benefit Plans, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further detail relating to this modification.

The assets and liabilities sold and assigned to Verisure were determined to have met the criteria to be classified as held for sale as of November 4, 2019, the execution date of the Purchase Agreement. The transaction contemplated by the Purchase Agreement did not meet the criteria for discontinued operations as the Company is expected to have continued involvement in Europe through manufacturing and shipping of products to the region through sales to Verisure as part of the Supply Agreement and therefore no significant change in revenue from the region is expected; it was determined the transaction did not represent a strategic shift. The Company also assessed whether a loss is needed to be recorded upon initial classification of the assets and liabilities as held for sale to adjust its carrying amount to the fair value less cost to sell. As the carrying amount of the assets and liabilities was lower than fair value less cost to sell, no adjustment was necessary. As of the closing date of December 30, 2019, the Company concluded that no impairment exists for the assets and no adjustment was necessary for the liabilities. Further, the Company reassessed the fair value and cost to sell, and noted that they did not change since the initial classification of the assets and liabilities as held for sale. Given such, no loss adjustment was necessary.

The Supply Agreement provides that Verisure will become the exclusive distributor of Company products in Europe for all channels, and will non-exclusively distribute the Company's products through its direct channels globally for an initial terms of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate minimum purchase commitment of $500.0 million, which includes annual minimum commitments. On December 30, 2019, Verisure prepaid the

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company $20.0 million for product purchases in fiscal 2020 and will prepay $40.0 million on the first anniversary of the closing of the Purchase Agreement for product purchases in fiscal 2021.

The Supply Agreement also provides certain NRE service to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. As of December 31, 2019, Versure has paid $2.5 million for this NRE service. For the year ended December 31, 2019, the Company has recognized service revenue of $279 thousand for this NRE service.

As part of the Purchase Agreement, the Company also entered into a Transition Services Agreement with Verisure (“Verisure TSA”) to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support for 12 months, and other services for 3 to 6 months, including sales and marketing, operations and supply chain, finance, legal, and human resources. As compensation for these transition services, the Company will be reimbursed by Verisure based on actual direct costs plus allocation of overhead. For the year ended December 31, 2019, the Company charged Verisure $798 thousand for Verisure TSA services which was recorded as Other income, given such services are not related to the primary business in which the Company operates. The related Verisure TSA expenses in the same amount were recognized as incurred and reported under their natural expense classification.

As of December 31, 2019, the Company received a prepayment of $22.5 million related to the Supply Agreement, which was recorded in Deferred revenue on the Company's consolidated balance sheets.

Note 5. Balance Sheet Components

Available-for-sale short-term investments

	As of December 31, 2019				As of December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$19,967	$23	$—	$19,990	$49,739	$2	$(4)	$49,737

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months.

Accounts receivable, net

	As of December 31,
	2019	2018
	(In thousands)
Gross accounts receivable	$127,926	$166,172
Allowance for doubtful accounts	(609)	(127)
Total accounts receivable, net	$127,317	$166,045

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Allowance for doubtful accounts

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the period	$127	$207	$206
Additions	482	—	1
Deductions	—	(80)	—
Balance at the end of the period	$609	$127	$207

Property and equipment, net

	As of December 31,
	2019	2018
	(In thousands)
Machinery and equipment	$13,402	$11,415
Software	11,945	10,624
Computer equipment	4,047	4,342
Leasehold improvements	8,087	3,007
Furniture and fixtures	4,075	2,698
Construction in progress (1)	—	28,357
Total property and equipment, gross	41,556	60,443
Accumulated depreciation	(20,204)	(11,015)
Total property and equipment, net	$21,352	$49,428

_________________________

(1)
The Company had a build-to-suit lease arrangement under its corporate headquarters lease in San Jose, California. Upon the adoption of ASU 2016-02, the Company concluded that it did not have control over the underlying leased asset and de-recognized $21.6 million of construction in progress. Refer to Note 11, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details.

Depreciation expense pertaining to property and equipment was $9.2 million, $3.8 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Allocated depreciation expense from NETGEAR was $1.2 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively. For the periods prior to the completion of the IPO, the consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR. Refer to Allocated Expenses from NETGEAR as discussed in Note 1, The Company and Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed disclosures regarding the methodology used for allocated expenses from NETGEAR.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Intangibles, net

	As of December 31, 2019			As of December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(8,540)	$1,260	$9,800	$(7,165)	$2,635
Other	500	(454)	46	800	(612)	188
Total intangibles, net	$10,300	$(8,994)	$1,306	$10,600	$(7,777)	$2,823

As of December 31, 2019, the remaining weighted-average estimated useful life of intangibles was 0.9 years. Amortization of intangibles was $1.5 million, $1.5 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. No impairment charges were recorded for all periods presented.

As of December 31, 2019, estimated amortization expense related to finite-lived intangibles for the remaining year was $1.3 million.

Goodwill

	As of December 31,
	2019	2018
	(In thousands)
Goodwill	$11,038	$15,638

On December 30, 2019, the Company derecognized $4.6 million goodwill associated with the Company's commercial operations in Europe, which was incorporated in the calculation of the gain on the sale of business to Verisure.

Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company’s common stock declined after the Company announced its fourth quarter of fiscal year 2018 earnings release on February 5, 2019. The average closing price per share for the common stock for the eight trading days after such earnings release was $3.71, a 223.3% decrease compared to the average closing price for the fourth quarter of fiscal year 2018. A sustained decline in common stock and the resulting impact to the Company’s market capitalization as well as a downward revision to the Company’s business outlook for fiscal year ending December 31, 2019 are qualitative factors to consider when evaluating whether events or changes in circumstances indicate it is a more likely than not a potential goodwill impairment exists. Management performed a quantitative assessment of impairment on October 1, 2019 in accordance with its policy and with consideration of qualitative factors, and performed a further quantitative assessment of impairment on December 31, 2019.

The Company operates as one operating and reportable segment. The Company utilized its market capitalization as a proxy for fair value of the business and compared it to the carrying amount as of October 1, 2019. Based on the results of the quantitative assessment, the respective fair value was substantially in excess of the carrying amount by $68 million, or 38%. The Company updated its quantitative test as of December 31, 2019 at which time the fair value of the business was substantially in excess of the carrying amount by $115.7 million, or 57%.

As fair value was greater than carrying amount, goodwill was not impaired as of December 31, 2019. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of December 31,
	2019	2018
	(In thousands)
Non-current deferred income taxes	$1,318	$1,108
Deposits	764	4,084
Other	1,926	3,257
Total other non-current assets	$4,008	$8,449

Accrued liabilities

	As of December 31,
	2019	2018
	(In thousands)
Sales and marketing	$53,974	75,863
Sales returns	28,817	49,247
Warranty obligation	3,169	3,712
Accrued employee compensation	11,795	11,897
Operating lease liabilities	3,912	—
Freight	2,690	3,913
Current financing lease obligation	—	1,632
Other	23,043	25,772
Total accrued liabilities	$127,400	$172,036

Note 6. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$31,472	$31,472	$—
Available-for-sale securities: U.S. treasuries (1)	19,990	19,990	—
Foreign currency forward contracts (2)	27	—	27
Total assets measured at fair value	$51,489	$51,462	$27
Liabilities:
Foreign currency forward contracts (3)	$375	$—	$375
Total liabilities measured at fair value	$375	$—	$375

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2018
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$438	$438	$—
Available-for-sale securities: U.S. treasuries (1)	49,737	49,737	—
Foreign currency forward contracts (2)	322	—	322
Total assets measured at fair value	$50,497	$50,175	$322
Liabilities:
Foreign currency forward contracts (3)	$71	$—	$71
Total liabilities measured at fair value	$71	$—	$71

_________________________

(1)	Included in Short-term investments on the Company’s consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2019, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of December 31, 2019, the Company has no Level 3 fair value assets or liabilities.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Derivative Financial Instruments

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2019 and 2018 are summarized as follows:

		December 31,			December 31,
Derivative Assets	Balance Sheet Location	2019	2018	Balance Sheet Location	2019	2018
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$27	$293	Other accrued liabilities	$347	$46
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	29	Other accrued liabilities	28	25
Total		$27	$322		$375	$71

Refer to Note 6, Fair Value Measurements, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Gross amounts offsetting of derivative instruments

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets and liabilities as of December 31, 2019 and 2018:

As of December 31, 2019				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$6	$—	$6	$(6)	$—	$—
Wells Fargo Bank	21	—	21	(21)	—	—
Total	$27	$—	$27	$(27)	$—	$—

As of December 31, 2019				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$83	$—	$83	$(6)	$—	$77
Wells Fargo Bank	292	—	292	(21)	—	271
Total	$375	$—	$375	$(27)	$—	$348

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2018				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$100	$—	$100	$—	$—	$100
Wells Fargo Bank	222	—	222	(68)	—	154
Total	$322	$—	$322	$(68)	$—	$254

As of December 31, 2018				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
JP Morgan	$3	$—	$3	$—	$—	$3
Wells Fargo Bank	68	—	68	(68)	—	—
Total	$71	$—	$71	$(68)	$—	$3

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company enters into about eight forward contracts per quarter with an average size of $2.0 million USD equivalent related to its cash flow hedging program.

The effects of the Company’s cash flow hedges on the consolidated statements of operations for the years ended December 31, 2019 and 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2019	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$370,007	$334,203	$69,384	$56,985	$47,624
Gains (losses) on cash flow hedge	$390	$(3)	$(28)	$(44)	$(13)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2018	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$464,918	$372,843	$58,794	$52,593	$28,209
Gains (losses) on cash flow hedge	$315	$—	$(2)	$(28)	$(11)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AOCI into the consolidated statements of operations, refer to Note 8, Accumulative Other Comprehensive Income (Loss), in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the year ended December 31, 2019 and 2018.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about 10 non-designated derivative per quarter with an average size of $1.7 million USD equivalent. The hedges range typically from 1 to 3 months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the consolidated statements of operations for the years ended December 31, 2019 and 2018 are as follows:

		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	2019	2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(24)	$589

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the years ended December 31, 2019 and 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(2)	276	—	274
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	274	—	274
Net current period other comprehensive income (loss)	(2)	2	—	—
Balance as of December 31, 2018	(2)	2	—	—
Other comprehensive income (loss) before reclassifications	25	275	—	300
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	302	—	302
Net current period other comprehensive income (loss)	25	(27)	—	(2)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$275	$390	$276	$315	Revenue
Foreign currency contracts	—	(3)	—	—	Cost of revenue
Foreign currency contracts	—	(28)	—	(2)	Research and development
Foreign currency contracts	—	(44)	—	(28)	Sales and marketing
Foreign currency contracts	—	(13)	—	(11)	General and administrative
	$275	$302	$276	$274	Total *
_________________________
*     There is no tax impact on all hedging gains and losses from derivative contracts due to the Company’s full valuation allowance of its deferred tax assets.

Note 9. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$(103,836)	$(79,581)	$3,318
International	22,265	4,870	4,359
Total	$(81,571)	$(74,711)	$7,677

Provision for income taxes consisted of the following:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
U.S. Federal	$—	$—	$—
State	58	16	260
Foreign	4,524	1,425	1,255
	4,582	1,441	1,515
Deferred:
U.S. Federal	—	—	(66)
State	—	—	—
Foreign	(202)	(669)	(321)
	(202)	(669)	(387)
Total	$4,380	$772	$1,128

Net deferred tax assets consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$11,334	$17,974
Net operating loss carryforwards	14,355	2,946
Stock-based compensation	3,228	1,927
Lease liabilities	8,212	—
Deferred revenue	4,417	2,573
Tax credit carryforwards	3,262	—
Depreciation and amortization	7,877	567
Deferred rent	—	373
Total deferred tax assets	52,685	26,360
Deferred Tax Liabilities:
Depreciation and amortization	—	(775)
Lease assets	(7,450)	—
Total deferred tax liabilities	(7,450)	(775)
Valuation Allowance	(43,917)	(24,477)
Net deferred tax assets	$1,318	$1,108

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the period	$24,477	$15,611	$22,155
Additions	38,336	13,760	10,896
Deductions	(18,896)	(4,894)	(17,440)
Balance at the end of the period	$43,917	$24,477	$15,611

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The Company does not anticipate to realize the net U.S. federal and state deferred tax assets and certain foreign tax attributes, which have been fully offset by a valuation allowance. As of December 31, 2019 and 2018, the valuation allowance was $43.9 million and $24.5 million, respectively. Accordingly, the valuation allowance increased by $19.4 million during 2019 mainly caused by the increase in attribute carryforwards and capitalized expenditures, partially offset with the decrease in accruals and allowances. The deferred tax asset related to tax credit carryforwards was decreased to zero in 2018 as a result of transferring the attributes to NETGEAR per the tax matters agreement.

The utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

As of December 31, 2019, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. Federal (1)	$14,028	2031
U.S. Federal	47,059	Indefinite
California	44,613	2039
Other State (tax effected, net of federal benefit)	836	2024
_________________________

(1)	All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382.

As of December 31, 2019, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. Federal	$1,664	2039
California	1,395	Indefinite
Foreign	814	2038

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differs from the applicable U.S. statutory federal rate as follows:

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate (1)	21.0%	21.0%	35.0%
State, net of federal benefit	3.0%	5.9%	(8.7)%
Impact of international operations	1.4%	0.4%	(6.2)%
U.S. Taxes on Foreign Entities	(3.6)%	(1.8)%	—%
Stock-based compensation	(2.6)%	(0.1)%	(5.0)%
Tax credits	1.6%	1.5%	(6.8)%
Change in valuation allowance	(23.8)%	(25.2)%	(105.1)%
Impact of the Tax Act	—%	—%	115.6%
Non-deductible transaction costs	(0.7)%	(2.6)%	—%
Goodwill derecognition	(1.2)%	—%	—%
Others	(0.5)%	(0.1)%	(4.1)%
Provision for income taxes	(5.4)%	(1.0)%	14.7%

_________________________
(1) The Tax Act of 2017 reduced the U.S federal statutory tax rate from 35% to 21% beginning in 2018.

The increase in provision for income taxes for the year ended December 31, 2019 compared to 2018 was primarily due to higher foreign earnings in 2019 and the gain on sale of certain assets related to the Company's commercial operations in Europe during the fourth quarter of 2019. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

The decrease provision for income taxes for the year ended December 31, 2018 compared to 2017 was primarily caused by the deemed repatriation of foreign earnings in 2017 following the 2017 U.S. Tax Act. The negative 1.0% effective tax rate was a result of losses in the U.S. for which the Company didn't recognize tax benefit due to its full U.S. federal and state valuation allowance.

As of December 31, 2019, withholding taxes and state income taxes expected to be incurred on foreign subsidiaries’ earnings that are not considered indefinitely reinvested are not material.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2016	$676
Additions based on tax positions related to the current year	361
Additions for tax positions of prior years	30
Reductions for tax positions of prior years	(45)
Balance as of December 31, 2017	1,022
Additions based on tax positions related to the current year	338
Adjustments to Net parent investments	(1,338)
Balance as of December 31, 2018	22
Additions based on tax positions related to the current year	674
Additions for tax positions of prior years	8
Balance as of December 31, 2019	$704

The total amount of unrecognized tax benefits, including interest and penalties, was $0.7 million and $0.02 million as of December 31, 2019 and 2018 respectively; if recognized, there would be immaterial impact to the Company's effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.

The Company files income tax returns in the U.S., various state and foreign jurisdictions. The income taxes are subject to review by taxing jurisdictions globally. As a result of the spin-off of Arlo from NETGEAR in 2018, Arlo received certain net operating losses generated before 2017. Therefore, tax years ended on or after December 31, 2016 are subject to examination in the U.S. In addition, tax years ending on or after December 31, 2018 are subject to examination in Ireland and State of California in the U.S. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that the estimate has adequately reflected these matters. However, the Company's future results may include adjustments to estimates in the period the audits will be resolved, which may impact the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits within the next twelve months.

Note 10. Debt

Revolving Credit Facility

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate plus two and one-quarter percentage points (2.25%), plus an additional five percentage points (5.0%) during any period that an event of default has occurred and is continuing. Among other fees, the Company is required to pay an annual facility fee equal to 0.25% of the limit under the Credit Facility due upon entry into the Credit Agreement and on each anniversary thereof. The annual facility fee is capitalized and being amortized as interest expense over a 12-month period. The Company incurred debt issuance costs for the Credit Agreement, which are recorded in prepaid expenses and other current assets in the Company's Consolidated Balance Sheets and are being amortized as interest expense over the contractual term of the Credit Agreement.

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain certain amount of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of December 31, 2019, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of December 31, 2019.

Note 11. Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company’s leases provide for rental payments on a graduated scale. The Company recognizes lease expense on a straight-line basis over the lease term. For six months ended July 1, 2018 and the year ended December 31, 2017, lease expense reflected allocations from NETGEAR and may not be indicative of the Company’s results. Lease expense was $1.4 million after the Separation through December 31, 2018 and $7.0 million for the year ended December 31, 2019. The lease expense was recorded within Cost of revenue, Research and development, Sales and marketing, and General and administrative on the Company's consolidated statements of operations. Short-term and variable lease costs were included in the lease expense and they were immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effect of accounting standards adoption of ASU 2016-02 on the consolidated statement of balance sheets and supplemental balance sheet information related to operating leases were as follows:

Leases	Balance Sheet Location	December 31, 2019	January 1, 2019	December 31, 2018
		(In thousands)
Build-to-suit lease (1)	Property and equipment, net	$—	$(21,610)	$21,610
Build-to-suit lease (1)	Accrued liabilities	—	(281)	281
Build-to-suit lease (1)	Accrued liabilities	—	(1,632)	1,632
Build-to-suit lease (1)	Non-current financing lease obligation	—	(19,978)	19,978
Build-to-suit lease (1)	Retained earnings (Accumulated deficit)	281	281	—

Operating leases (2)	Operating lease right-of-use assets, net	31,300	14,400	—
Operating leases (2)	Accrued liabilities	—	(107)	107
Operating leases (2)	Accrued liabilities	3,912	2,356	—
Operating leases (2)	Non-current deferred rent	—	(1,141)	1,141
Operating leases (2)	Non-current operating lease liabilities	29,001	12,044	—
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

(2)
The Company adopted ASU 2016-02 on January 1, 2019 which resulted in the recognition of ROU assets and lease liabilities for operating leases of $14.4 million on its consolidated balance sheets. The ROU assets were reduced by $0.1 million current deferred rent and $1.1 million non-current deferred rent which were de-recognized along with the adoption. As of March 31, 2019, the construction of the Company’s leasehold improvements for its San Jose corporate headquarters was partially completed and partially occupied by the Company, resulting in lease commencement inception for the portion that was completed and occupied by the Company. Therefore, the Company proportionally recorded ROU assets and lease liabilities of $14.3 million, representing two thirds of the total value of the ROU assets and lease liabilities. As of June 30, 2019, upon the completion of the leasehold improvements and full occupation of the entire building, the Company recognized the remaining value of ROU assets and lease liabilities of $7.2 million. As of September 29, 2019, the Company received $3.1 million reimbursement for leasehold improvements that the Company de-recognized during the quarter.

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 was as follows:

Year Ended December 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,888
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$21,742
Other non-cash increases in operating right of use assets	$788

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted average remaining lease term and weighted average discount rate related to operating leases as of December 31, 2019 were as follows:

Weighted average remaining lease term	7.7 years
Weighted average discount rate	5.67%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of December 31, 2019 was as follows (in thousands):

2020	$5,660
2021	5,735
2022	5,589
2023	4,908
2024	4,450
Thereafter	14,669
Total lease payments	41,011
Less: interest (1)	(8,098)
Total	$32,913

Accrued liabilities	$3,912
Non-current operating lease liabilities	29,001
Total	$32,913
________________________

(1)	Calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases on adoption date.

As of December 31, 2018, maturity of lease liabilities related to operating leases for each of the next five years and thereafter were as follows (in thousands):

Leases (1)
2019	$4,634
2020	5,813
2021	5,678
2022	5,580
2023	4,903
Thereafter	19,252
Total	$45,860

________________________

(1)	Amounts are based on ASC 840, Leases that was superseded upon the adoption of ASC 842, Leases on January 1, 2019.

Letters of Credit

In connection with the build-to-suit lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of December 31, 2019, the Company had

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving a 46 to 60 days notice prior to the expected shipment date and 25% of orders are cancelable by giving a 31 to 45 days notice prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2019, the Company had approximately $29.6 million in non-cancelable purchase commitments with suppliers, respectively. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of December 31, 2019, the loss liability from committed purchases was $1.1 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations
Changes in the Company’s warranty liability, which is included in Accrued liabilities in the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the period	$3,712	$31,756	$15,949
Reclassified to sales returns upon adoption of ASC 606 (1)	—	(28,713)	—
Provision for warranty obligation made during the period	260	1,477	51,709
Settlements made during the period	(803)	(808)	(35,902)
Balance at the end of the period	$3,169	$3,712	$31,756
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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara, and one complaint in the U.S. District Court for the Northern District of California against the Company and certain of its executives and directors. Some of these actions also name as defendants the underwriters in the Company’s IPO and NETGEAR, Inc. The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018; Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019; Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019; Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019; Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019; and Hill v. Arlo Technologies, Inc. et al., No. 19CV343033, filed February 22, 2019. On April 26, 2019, the state court consolidated these actions as In re Arlo Technologies, Inc. Shareholder Litigation, No. 18CV339231 (the “State Action"). The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., No. 19-CV-00372 (the “Federal Action”).

The plaintiffs in the State Action filed a consolidated complaint on May 1, 2019. The consolidated complaint generally alleges that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended. The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Arlo common stock issued pursuant and/or traceable to the IPO offering documents.

On June 21, 2019, the court stayed the State Action pending resolution of the Federal Action, given the substantial overlap between the claims. The court has set a case management conference for June 19, 2020, so the parties can provide an update regarding the status of the Federal Action.

In the Federal Action, four investors filed motions to be appointed lead plaintiff. On May 6, 2019, the court appointed a shareholder named Matis Nayman to serve as lead plaintiff and the law firm of Keller Lenkner LLC as lead counsel. On June 7, 2019, plaintiff filed an amended complaint, which alleges that defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by failing to adequately disclose quality control problems and adverse sales trends surrounding the Company’s IPO. The amended complaint also named as defendants the underwriters in the IPO and NETGEAR, Inc. Defendants filed a motion to dismiss the amended complaint on August 6, 2019. Plaintiff opposed the motion to dismiss on September 6, 2019, and defendants filed a reply on October 4, 2019. On December 19, 2019, the court granted defendants’ motion to dismiss with leave to amend. On February 13, 2020, plaintiff filed a second amended complaint. On the same day, the parties asked the court to stay the case to allow for plaintiff to file a motion for preliminary approval of a class-wide settlement. On February 14, 2020, the court agreed to stay the case until March 30, 2020.

In addition, a shareholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 (the “Derivative Action”) in the Northern District of California. The action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action.

Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt the Company’s financial condition and results of operations and divert management’s attention and resources from our business. As of December 31, 2019, the Company had accrued a loss contingency of $1.25 million for the Federal Action.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of December 31, 2019 and 2018.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of December 31, 2019 and 2018. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

Refer to Note 1, The Company and Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details relating to the Company’s IPO and related transactions.

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

Employment Agreements

NETGEAR has signed various employment agreements with the Company’s key executives pursuant to which, if their employment is terminated without cause, such employees are entitled to receive their base salary (and commission or bonus, as applicable) for up to one year. Such employees will also continue to have equity awards vest for up to a one-year period following such termination without cause. If a termination without cause or resignation for good reason occurs within one year of a change in control, certain key employees are entitled to up to two years acceleration of any unvested portion of his or her equity awards. The Company had no liabilities recorded for these agreements as of December 31, 2019 and 2018.

In connection with the completion of the IPO, the Company entered into executive confirmatory employment offer letters and change in control and severance agreements with each of the Company’s key executives, which superseded and replaced any employment arrangements that such executives had previously entered into with NETGEAR. Refer to Note 1, The Company and Basis of Presentation, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details relating to the Company’s IPO and related transactions.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products.

Note 12. Restructuring Related Charges

On November 7, 2019, the Company announced a restructuring plan that includes, but is not limited to, reducing outside services, headcount, marketing and capital expenditures to manage the Company's operating expenses. As a result, the Company recorded restructuring charges of $631 thousand during 2019, which were primarily associated with headcount-related charges under the restructuring plan. The following table represents the severance expense recorded in the Company's Consolidated Statements of Operations:

Year Ended December 31, 2019
(In thousands)
Cost of revenue	$69
Research and development	262
Sales and marketing	198
General and administrative	102
Total	$631

Accrued restructuring and other charges are classified within Accrued liabilities on the Company's Consolidated Balance Sheets. The following table provides a summary of accrued restructuring and other charges activity:

Year Ended December 31, 2019
(In thousands)
Balance at the beginning of the period	$—
Additions	631
Cash payments	(511)
Balance at the end of the period	$120

Note 13. Employee Benefit Plans

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of December 31, 2019. The Company’s consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

On December 31, 2018, in connection with the Distribution, all outstanding NETGEAR equity awards (whether held by Arlo employees and non-employee directors or NETGEAR employees and non-employee directors) were equitably adjusted to reflect the impact of the Distribution. The adjustments to each type of award outstanding pursuant to the NETGEAR stock-based plans as of immediately prior to the Distribution was determined in accordance with the terms of the employee matters agreement between NETGEAR and Arlo, dated as of August 2, 2018 (the “employee matters agreement”). In connection with this adjustment, certain NETGEAR equity awards were adjusted into Arlo equity awards, as follows:

•
NETGEAR stock options granted prior to August 3, 2018 (the “cutoff date”) were converted into both an adjusted NETGEAR stock option and an Arlo stock option. The formulas applicable to the adjustment are set forth in the employee matters agreement and, in each case, the exercise price and number of shares subject to each option was adjusted to preserve the aggregate intrinsic value of the original NETGEAR stock option as measured immediately prior to and immediately following the Distribution, subject to rounding. Following the Distribution, the NETGEAR

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock options and Arlo stock options are subject to substantially the same terms and vesting conditions that applied to the original NETGEAR stock option immediately prior to the Distribution.

•
NETGEAR restricted stock units granted prior to the cutoff date were converted into both an adjusted NETGEAR restricted stock unit covering the same number of shares of NETGEAR common stock subject to the award prior to the distribution and an Arlo restricted stock unit covering a number of shares of Arlo common stock equal to the number of shares of NETGEAR common stock subject to the award prior to the distribution multiplied by 1.980295, subject to rounding, which is the number of shares of Arlo common stock that was distributed in respect of each share of NETGEAR common stock in the Distribution. The formulas applicable to the foregoing NETGEAR restricted stock unit adjustment are set forth in the employee matters agreement. Following the Distribution, the NETGEAR restricted stock units and Arlo restricted stock units are subject to substantially the same terms and vesting conditions that applied to the original NETGEAR restricted stock units immediately prior to the Distribution.

•
NETGEAR stock options and NETGEAR restricted stock units held by non-U.S. holders: NETGEAR, in its sole discretion, determined to treat certain NETGEAR stock options and NETGEAR restricted stock unit awards that were outstanding as of the effective time of the Distribution and held by current and former service providers of Arlo and NETGEAR in jurisdictions other than the United States in a manner inconsistent with the immediately preceding two paragraphs, which, in certain jurisdiction, resulted in the issuance of additional Arlo stock options and/or Arlo restricted stock units.

The Company did not recognize any incremental expense in connection with the conversion of NETGEAR’ equity awards into Arlo awards since the impact is immaterial.

2018 Equity Incentive Plan

The Company grants options and RSUs under the 2018 Equity Incentive Plan (the "2018 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally three to four years. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for future grants under the 2018 Plan as of December 31, 2019 and December 31, 2018:

Number of Shares
(In thousands)
Shares reserved as of August 2, 2018	7,500
Granted at IPO (1)	(3,403)
Granted during the period	(137)
Additional authorized shares in the Distribution	6,823
Converted in the Distribution (2)	(6,823)
Cancelled	9
Shares available for grants as of December 31, 2018	3,969
Additional authorized shares	2,970
Granted (4)	(6,700)
Forfeited/ cancelled (3)	2,011
Shares traded for taxes	380
Shares available for grants as of December 31, 2019	2,630
_________________________

(1)
Includes Arlo IPO Options of 2.8 million shares granted to the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). Each of the IPO Options will have a ten-year contractual term and an exercise price equal to the fair value of a share of Arlo common stock on the date of grant and will vest as follows:

•	The Tranche 1 Service Option will vest in equal monthly installments during the 24-month period that begins on the two-year anniversary of the option grant date;

•
The Tranche 2 Performance Option will vest on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a cumulative registered accounts milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 2 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 2 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 2 Performance Option, in equal monthly installments during the 24-month period on the first day of each month beginning on September 1, 2020;

•
The Tranche 3 Performance Option will vest on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a paid recurring revenue milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 3 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 3 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 3 Performance Option, in equal monthly installments during the 24-month period on the first day of each month beginning on September 1, 2020;

•
The Tranche 4 Performance Option will vest on the one-year anniversary of the grant date based on the extent to which the revenue and non-GAAP gross profit milestones for the second half of fiscal 2018 are achieved; and

•	The Tranche 5 Performance Option will vest on the two-year anniversary of the grant date based on the extent to which the revenue and non-GAAP gross profit milestones for the fiscal 2019 are achieved.

As of December 31, 2019, Tranches 2 and 3 are on track in achieving the performance milestones. However, Tranches 4 and 5 performance measurement period were completed and none of the performance milestones were achieved, hence, none of the shares vested.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)
On December 31, 2018, in connection with the Distribution, certain NETGEAR equity awards held by Arlo non-employee directors and employees and NETGEAR non-employee directors and employees were adjusted into equity awards with respect to Arlo common stock and NETGEAR common stock as described in more detail in the employee matters agreement.

(3)
Includes 0.3 million shares subject to awards that were cancelled in connection with Mr. Collins’ separation from the Company, 0.5 million shares subject to the IPO Options that were voluntarily forfeited by the Chief Executive Officer as the performance metrics for Tranches 4 and 5 of the IPO Options were not achieved, 59 thousand shares subject to the IPO Options issued to the Chief Financial Officer were cancelled as the performance metrics for Tranches 4 were not achieved, and 0.2 million shares as a result of modification for the employees transferred in the Verisure transaction.

(4)
Includes $0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the Company's NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ended December 31, 2019 is achieved. As of December 31, 2019, the revenue milestone was not achieved, hence the PSUs were pending cancellation. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Russell 2000 Index (“the Benchmark”) during the three-year period from the grant date. This also includes 0.2 million shares as a result of modification for the employees transferred in the Verisure transaction.

ARLO Options

The following table sets forth the weighted average assumptions used to estimate the fair value of Arlo’s stock options granted using Black-Scholes option pricing model during the years ended December 31, 2019 and 2018 and purchase rights granted under Arlo's ESPP during the year ended December 31, 2019:

	Stock Options		ESPP
	2019	2018	2019
Expected life (in years)	6.3	6.3	0.5
Risk-free interest rate	2.28%	2.86%	2.49%
Expected volatility	73.0%	40.0%	97.6%
Dividend yield	—	—	—

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Arlo’s stock option activity during the year ended of December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2018	7,209	$12.08
Granted	10	3.90
Exercised	(4)	3.03
Forfeited/ Cancelled (2)	(938)	15.88
Expired	(237)	10.00
Outstanding as of December 31, 2019	6,040	$11.56	6.39	$3,100
Vested and expected to vest as of December 31, 2019	6,040	$11.56	6.39	$3,100
Exercisable Options as of December 31, 2019	3,238	$8.54	4.64	$—
_________________________

(1)
Representing the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the Company’s stock.

(2)
Includes 0.3 million shares subject to awards that were cancelled in connection with Mr. Collins’ separation from the Company. In addition, also includes 0.5 million shares subject to the IPO Options that were voluntarily forfeited by the Chief Executive Officer as the performance metrics for Tranches 4 and 5 of the IPO Options were not expected to be achieved.

	Year Ended December 31,
	2019	2018
	(In millions, except per share data)
Total intrinsic value of options exercised	$—	$—
Total fair value of options vested	$3.10	$—
Weighted-average grant date fair value per share of options granted	$2.59	$7.02

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding Arlo’s stock options as of December 31, 2019.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
3.90 - 6.68	1,241	3.79	$6.52	1,231	$6.54
6.80 - 8.11	1,107	3.56	7.59	1,071	7.58
8.21 - 10.09	637	6.92	8.84	407	8.83
13.23 - 13.23	60	8.59	13.23	20	13.23
14.39 - 14.39	616	7.49	14.39	321	14.39
16.00 - 16.00	2,379	8.59	16.00	188	16.00
3.90 - 16.00	6,040	6.39	11.56	3,238	8.54

NETGEAR Options

The following table sets forth the weighted average assumptions used to estimate the fair value of NETGEAR’s stock options granted and purchase rights granted under the NETGEAR’s ESPP to employees specifically identifiable to Arlo during the years ended December 31, 2018 and 2017:

	Stock Options		ESPP (1)
	2018	2017	2018	2017
Expected life (in years)	4.4	4.4	0.5	0.5
Risk-free interest rate	2.32%	1.66%	1.81%	0.93%
Expected volatility	30.9%	31.6%	37.1%	29.7%
Dividend yield	—	—	—	—
_________________________

(1)
Arlo employees have completed their participation into NETGEAR’s ESPP by the end of the second quarter of fiscal 2018. As of December 31, 2018, no shares had been purchased under the 2018 ESPP by Arlo employees, as the program was suspended until the completion of the Distribution.

The estimated expected term of NETGEAR’s options granted to employees specifically identifiable to Arlo under NETGEAR’s plans is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under NETGEAR’s ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of NETGEAR’s options granted and the purchase rights granted under NETGEAR’s ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR’s stock option activity for employees specifically identifiable to Arlo during the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2018	283	$26.53
Exercised	(48)	21.35
Forfeited/cancelled	(16)	36.27
Expired	(14)	41.67
Outstanding as of December 31, 2019	205	25.94	5.76	$427
Vested and expected to vest as of December 31, 2019	205	25.94	5.76	$427
Exercisable options as of December 31, 2019	162	24.08	5.25	$425

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Total intrinsic value of options exercised	$0.6	$0.6	$0.5
Total fair value of options vested	$0.8	$1.1	$0.2
Weighted-average grant date fair value per share of NETGEAR’s stock options granted to employees specifically identifiable to Arlo	NA	$20.63	$12.25

For the year ended December 31, 2018, cash received from NETGEAR stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $0.4 million through the completion of the IPO. Cash received from NETGEAR stock option exercises and ESPP purchases by employees specifically identifiable to Arlo was $1.6 million for the years ended December 31, 2017.

ARLO RSUs

Arlo’s RSU activity during the year ended of December 31, 2019 was as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2018	3,141	$12.22
Granted (1)	6,690	4.77
Vested	(1,146)	11.22
Cancelled (2)	(834)	7.68
Outstanding as of December 31, 2019	7,851	$6.50	1.55	$33,051

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

_________________________

(1)
Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to a group of NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ended December 31, 2019 is achieved. As of December 31, 2019, the revenue milestone was not achieved, hence the PSUs were pending cancellation. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. In addition, includes 0.2 million shares as a result of modification for the employees transferred in the Verisure transaction.

(2)	Includes 0.2 million shares as a result of modification for the employees transferred in the Verisure transaction.

	Year Ended December 31,
	2019	2018
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$5.51	$0.04
Total fair value of RSUs vested (the grant date fair value)	$12.90	$0.04
Weighted-average fair value of RSUs granted	$4.77	$14.46

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

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted during the three months ended September 29, 2019 was $4.14 per share. The assumptions used in this model to estimate fair value at the grant date are as follows:

Year Ended
December 31, 2019
Expected life	3.0
Risk-free interest rate	1.52%
Expected volatility	65.1%
Dividend yield	—
Stock Beta	0.30

As part of the Verisure transaction, certain employees who held Company RSU awards granted under the 2018 Plan, were transferred to Verisure. Such RSU awards will continue to vest and settle after the closing of the transaction in accordance with the terms and conditions under the original award’s plan. Management determined that the modification of the RSUs awards is a Type III modification (improbable-to-probable) under ASC 718, under which any compensation expense previously recognized was reversed and the total fair value of the modified awards was recognized as a liability in the Company’s consolidated balance sheets on the closing date. Accordingly, the modification of the awards resulted in a liability of $859 thousand and total compensation expense of $623 thousand on the closing date.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NETGEAR RSUs

NETGEAR’s RSU activity for employees specifically identifiable to Arlo during the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2018	522	$34.89
Transferred (1)	2
Vested	(175)	32.04
Forfeited	(71)	36.98
Outstanding as of December 31, 2019	278	36.14	1.08	$6,804
_________________________

(1)	Transferred RSUs are attributable to employees that transferred from NETGEAR’s in the fourth quarter of 2019.

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$5.8	$6.9	$2.7
Total fair value of RSUs vested (the grant date fair value)	$5.6	$5.0	$2.0
weighted-average fair value of RSUs granted	NA	$67.24	$52.89

For the year ended December 31, 2018, cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo was $0.8 million through the completion of the IPO. Cash paid to administer the RSU withholdings relating to employees specifically identifiable to Arlo for the year ended December 31, 2017 was $1.1 million.

Employee Stock Purchase Plan

Under the 2018 ESPP, eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of Arlo’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 15, 2019 and ended on August 14, 2019. As of December 31, 2019, approximately $1.5 million shares were available for issuance under the ESPP.

The Company’s employees have historically participated in NETGEAR’s ESPP. For the years ended December 31, 2018 and 2017, the Company recognized ESPP compensation expense of $0.2 million for each period. For the years ended December 31, 2018 and 2017, employees specifically identifiable to Arlo purchased approximately 37,000 and 19,000 shares of NETGEAR’s common stock at an average exercise price of $45.06 and $43.09, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense

The Company's employees have historically participated in NETGEAR's various stock-based plans, which are described below and represent the portion of NETGEAR's stock-based plans in which Arlo employees participated. The Company's consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR's plans in which Arlo employees participated. The following tables set forth stock-based compensation expense for Arlo employees and allocated charges deemed attributable to Arlo operations resulting from NETGEAR’s and Arlo’s RSUs, PSUs, MPSUs and stock options, and the purchase rights under the NETGEAR’s ESPP included in the Company’s consolidated statements of operations during the periods indicated:

	Year Ended December 31,
	2019	2018			2017
	Total	Direct (1)	Indirect	Total	Direct	Indirect	Total

Cost of revenue	$2,013	$608	$583	$1,191	$102	$599	$701
Research and development	6,868	3,078	396	3,474	1,959	455	2,414
Sales and marketing	3,859	1,992	969	2,961	390	866	1,256
General and administrative	10,154	3,153	2,100	5,253	—	2,547	2,547
Total stock-based compensation expense (2)	$22,894	$8,831	$4,048	$12,879	$2,451	$4,467	$6,918

_________________________

(1)	Reflecting expenses for those legacy NETGEAR stock-based plans that have converted to equivalent Arlo stock-based plans upon the spin-off transaction.

(2)	There was no tax benefit as a result of the Company's net operating loss position.

The Company recognizes these compensation expenses generally on a straight-line basis over the requisite service period of the award.

As of December 31, 2019, $12.5 million of unrecognized compensation cost related to Arlo’s stock options and IPO options was expected to be recognized over a weighted-average period of 2.6 years. At December 31, 2019, $27.8 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.7 years.

As of December 31, 2019, $0.4 million of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 1.7 years. At December 31, 2019, $7.2 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 1.9 years.

401(k) Plan

The Company’s employees historically participated in NETGEAR’s 401(k) Plan, which was adopted in April 2000. Under NETGEAR’s 401(k) Plan, employees were able to contribute up to 100% of salary subject to the legal maximum while NETGEAR matched 50% of contributions for employees that remain active with NETGEAR or its subsidiaries through the end of the fiscal year, up to a maximum of $6,000 in employee contributions per fiscal year. During the years ended December 31, 2018 and 2017, the Company recognized $0.5 million and $0.2 million, respectively, in expenses for employees specifically identifiable to Arlo related to NETGEAR 401(k) Plan match.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In January 2019, the Company adopted Arlo 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the fourth quarter of fiscal year 2018, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $8,000 in employee contributions per fiscal year. During the year ended December 31, 2019, the Company recognized $1.5 million in expenses for Arlo employees related to Arlo 401(k) Plan match.

Note 14. Net Income (Loss) Per Share

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

Net income (loss) per share for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except for per share data)
Numerator:
Net income (loss)	$(85,951)	$(75,483)	$6,549
Denominator:
Weighted average common shares - basic	75,074	67,231	62,250
Potentially dilutive common shares	—	—	—
Stock option and RSU conversion (1)	—	—	—
Weighted average common shares - dilutive	75,074	67,231	62,250

Basic net income (loss) per share	$(1.14)	$(1.12)	$0.11
Diluted net income (loss) per share	$(1.14)	$(1.12)	$0.11

Anti-dilutive employee stock-based awards, excluded	9,692	1,109	—
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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15. Segment and Geographic Information

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

The following table shows revenue by geography for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Americas
United States (“U.S.”)	$190,061	$359,936	$279,504
Americas (excluding U.S.)	99,099	16,869	13,167
EMEA	57,232	65,462	58,795
APAC	23,615	22,651	19,192
Total revenue	$370,007	$464,918	$370,658

The Company’s Property and equipment, net are located in the following geographic locations:

	As of December 31,
	2019	2018
	(In thousands)
Americas
United States (“U.S.”)	$17,100	$45,053
Americas (excluding U.S.)	904	218
EMEA	316	567
APAC
China	2,089	3,040
APAC (excluding China)	943	550
Total property and equipment, net	$21,352	$49,428

Significant Customers

Two customers accounted for 32.3% and 10.1% of revenue for the year ended December 31, 2019. Three customers accounted for 24.4%, 17.5%, and 16.6% of revenue for the year ended December 31, 2018. Three customers accounted for 28.3%, 16.4%, and 13.1% of revenue for the year ended December 31, 2017.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16. Related Party Transactions

Prior to the completion of the Distribution on December 31, 2018, NETGEAR owned 62,500,000 shares of Arlo common stock and was considered a related party. The related party transactions between Arlo and NETGEAR were settled in cash. The related party receivables are reflected in Prepaid expenses and other current assets, and the related party payables are reflected in Accrued liabilities in the consolidated balance sheets.

On August 2, 2018, in connection with the IPO, the Company entered into a master separation agreement, a transition services agreement, an intellectual property rights cross-license agreement, a tax matters agreement, an employee matters agreement, and a registration rights agreement, in each case with NETGEAR, which effect the Separation, provide a framework for the Company’s relationship with NETGEAR after the Separation and provide for the allocation between NETGEAR and the Company of NETGEAR’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after the Separation. See below for detailed descriptions of those agreements. Pursuant to these agreements, NETGEAR transferred substantially all of the assets and liabilities and operations of Arlo business to the Company. As a result, net receivables from NETGEAR was $129 thousand and $12.2 million as of December 31, 2019 and 2018, mainly relating to transition services, billing and collection services which were provided by NETGEAR. Additionally, the Company received a contribution of cash of approximately $70.9 million from NETGEAR in 2018.

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

The amount of these allocations from NETGEAR reflected within operating expenses in the consolidated statements of operations was $30.6 million from January 1, 2018 to the date of the completion of the Company’s IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense. For the year ended December 31, 2017, allocations amounted to $40.0 million, which included $11.8 million for research and development, $13.1 million for sales and marketing, and $15.1 million for general and administrative expense.

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

The Company also entered into certain other agreements that provide a framework for the relationship with NETGEAR after the Separation, including:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
a transition services agreement with NETGEAR, governing NETGEAR’s provision of various services to the Company, and the Company’s provision of various services to NETGEAR, on a transitional basis (the “transition services agreement”). During the year ended December 31, 2018, $6.3 million NETGEAR TSA related costs were incurred, which included $0.4 million for research and development, $1.6 million for sales and marketing, and $4.3 million for general and administrative expense. During the year ended December 31, 2019, $0.7 million NETGEAR TSA related costs were incurred, which included $0.1 million for cost of revenue, $0.3 million for research and development, $0.1 million for sales and marketing, and $0.2 million for general and administrative expense;

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

Note 17. Subsequent Event

In December 2019, a novel strain of coronavirus ("COVID-19") was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a "Public Health Emergency of International Concern." On January 30, 2020, the U.S. Department of State issued a Level 4 "do not travel" advisory for China. The U.S. government has also implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak. Certain critical components of the Company's products are sourced from suppliers in China and a small portion of the Company's worldwide sales are comprised of goods assembled and manufactured in mainland China. The extent of the impact of the COVID-19 on the Company's operational and financial performance will depend on future developments, including the duration and spread of the outbreak.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTERLY UNAUDITED FINANCIAL DATA

The following table presents unaudited quarterly financial information for the years ended December 31, 2019 and 2018. The fourth quarter of 2018 was the first full quarter post separation and represents the Company’s actual results as an independent public company. Results for the first two quarters of 2018 include allocations from NETGEAR and may not be indicative of the Company’s results had it been a standalone entity during the period.

	December 31, 2019 (3)	September 29, 2019	June 30, 2019	March 31, 2019
	(In thousands, except per share amounts)
Revenue	$122,413	$106,116	$83,598	$57,880
Gross profit	$13,706	$10,503	$9,650	$1,945
Provision for (benefit from) income taxes	$3,525	$286	$349	$220
Net income (loss)	$19,615	$(30,590)	$(33,692)	$(41,284)
Net income (loss) per share—basic (1)	$0.26	$(0.41)	$(0.45)	$(0.55)
Net income (loss) per share—diluted	$0.26	$(0.41)	$(0.45)	$(0.55)

	December 31, 2018	September 30, 2018	July 1, 2018	April 1, 2018
	(In thousands, except per share amounts)
Revenue	$122,158	$131,174	$110,948	$100,638
Gross profit	$4,981	$29,747	$28,294	$29,053
Provision for income taxes	$(58)	$223	$288	$319
Net loss	$(39,073)	$(13,225)	$(17,822)	$(5,363)
Net loss per share—basic (1)	$(0.53)	$(0.19)	$(0.29)	$(0.09)
Net loss per share—diluted (2)	$(0.53)	$(0.19)	$(0.29)	$(0.09)
_________________________

(1)
Net loss per share basic and diluted are computed independently for each quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarters. As a result, the sum of quarterly Net loss per share basic and diluted information may not equal annual Net loss per share basic and diluted.

(2)
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

(3)
The Company disposed its commercial operations in Europe in the fourth quarter of 2019. Refer to Note 4, Disposal of business, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the disposal.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to the Company's EGC status and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

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

The information required by this Item concerning our directors, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) under the headings “Information Concerning the Nominees and Incumbent Nominees,” “Board and Committee Meetings,” “Audit Committee” and "Delinquent Section 16(a) Reports," and to the information contained in the section captioned “Information about our Executive Officers” included under Part I of this Annual Report on Form 10-K.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers, including our Chief Financial Officer, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http://www.arlo.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Corporate Governance Policies and Practices” in our 2020 Proxy Statement.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at http://www.arlo.com within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2020 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2019 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this Item is incorporated by reference to the information contained in the section captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” and “Related Party Transactions” in our 2020 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item related to audit fees and services is incorporated by reference to the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of Arlo Technologies, Inc. are filed as part of this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedules.

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the consolidated financial statements or the notes to those consolidated financial statements.

(3) Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.				X
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc. dated as of June 28, 2018	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Equity Incentive Plan	8-K	8/7/2018	10.12
10.14 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.15 *	Performance-Based Option Grant Agreement	8-K	8/7/2018	10.14
10.16 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.17 *	Non-Employee Director Restricted Stock Unit Grant Agreement	10-Q	8/27/2018	10.17
10.18	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.19 *	Separation Agreement, dated May 2, 2019, by and between Arlo Technologies, Inc. and Patrick J. Collins III	10-Q	8/6/2019	10.2
10.20 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.1
10.21 *	Form of Service and Revenue Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.2
10.22 *	Form of Service-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.3
10.23 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019				X
10.24 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019				X
10.25	Business Financing Agreement, by and between Arlo Technologies, Inc. and Western Alliance Bank dated as of November 5, 2019				X
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certification of Principal Executive Officer	X
32.2	Section 1350 Certification of Principal Financial Officer	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*	Indicates management contract or compensatory plan or arrangement.
†
Certain portions of this exhibit (indicated by "[***]") have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of February 2020.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	February 28, 2020
Matthew McRae	(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC	Chief Financial Officer	February 28, 2020
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	February 28, 2020
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	February 28, 2020
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	February 28, 2020
Ralph E. Faison

/s/ MICHAEL W. POPE	Director	February 28, 2020
Michael W. Pope

/s/ AMY ROTHSTEIN	Director	February 28, 2020
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	February 28, 2020
Grady K. Summers