Form 10-K/A
period 2019-12-31
Arlo Technologies, Inc.
filed 2020-04-29
CIK 1736946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K/A
(Amendment No. 1)
_______________

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 28, 2020, Arlo Technologies, Inc. (sometimes referred to as “we,” “us,” the “Company” or “Arlo”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends and restates Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of a definitive proxy statement or amendment to our Original Form 10-K into Part III of the Original Form 10-K is hereby deleted.

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

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 28, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding our current executive officers and directors, including their ages, as of December 31, 2019:

Name	Age	Position(s)
Executive Officers and Director
Matthew McRae	46	Chief Executive Officer and Director
Christine M. Gorjanc (1)	63	Chief Financial Officer
Brian Busse	51	General Counsel and Secretary
Non-Employee Directors
Ralph E. Faison	61	Chairman
Jocelyn E. Carter-Miller	62	Director
Grady K. Summers	43	Director
Prashant Aggarwal	54	Director
Mike Pope	53	Director
Amy Rothstein	45	Director
______________________

(1)
On April 23, 2020, Ms. Gorjanc informed us that she will be retiring as Chief Financial Officer, effective June 15, 2020 (the “Retirement Date”). On April 23, 2020, our Board of Directors appointed Gordon Mattingly as the Company’s Chief Financial Officer, effective as of the Retirement Date.

Executive Officers and Director

Matthew McRae. Matthew McRae has served as our Chief Executive Officer since February 2018 and as a member of our Board of Directors (the "Board") since August 2018. Mr. McRae served as the Senior Vice President of Strategy of NETGEAR, Inc. ("NETGEAR") from October 2017 until August 2018. Mr. McRae previously served as the Chief Technology Officer of Vizio Inc. from March 2010 to October 2017, and prior to that served as its Vice President and General Manager, Advanced Products Group, from 2008 to 2010. From 2007 to 2008, Mr. McRae was Vice President of Marketing and Business Development of Fabrik (now part of HGST, Inc.), a provider of data storage and next generation web services, and prior to that, from 2001 to 2007, was the Senior Director, Worldwide Business Development at Cisco Systems Inc., a leader in networking services. Mr. McRae has served on the board of directors of Dedicated Hosting Services, Inc. (d/b/a Streaming Media Hosting), a private content delivery network company, since 2014, and he has been on the board of directors of the UC Irvine Institute for Innovation since 2015. He previously served on the board of directors of the Leatherby Center for Entrepreneurship and Business Ethics at the Business School of Chapman University from 2012 to 2015. We believe that Mr. McRae’s extensive industry experience in leadership positions at consumer electronics companies qualifies him to serve as a member of our Board.

Christine M. Gorjanc. Christine M. Gorjanc has served as our Chief Financial Officer since August 2018. Ms. Gorjanc served as NETGEAR’s Chief Financial Officer from January 2008 to August 2018, Chief Accounting Officer from December 2006 to January 2008 and Vice President, Finance from November 2005 to December 2006. From September 1996 through November 2005, Ms. Gorjanc served as Vice President, Controller, Treasurer and Assistant Secretary for Aspect Communications Corporation, a provider of workforce and customer management solutions. From October 1988 through September 1996, Ms. Gorjanc served as the Manager of Tax for Tandem Computers, Inc., a provider of fault-tolerant computer systems. Prior to that, Ms. Gorjanc served in management positions at Xidex Corporation, a manufacturer of storage devices, and spent eight years in public accounting with a number of accounting firms. Ms. Gorjanc is a member of the board of directors and serves as the Audit Committee Chairman of Invitae Corporation, a genetic health information company. Ms. Gorjanc also serves on the board of directors and audit committee of Juniper Networks, a leader in secure AI driven networks. Ms. Gorjanc holds a B.A. in Accounting (with honors) from the University of Texas at El Paso and a M.S. in Taxation from Golden Gate University.

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

Gordon Mattingly. Gordon Mattingly, age 49, has been appointed as our Chief Financial Officer, effective June 15, 2020. Mr. Mattingly currently serves as our Senior Vice President, Finance, a position he has held since July 2018. From 2003 through June 2018, Mr. Mattingly held various financial roles with NETGEAR and its affiliates, most recently serving as Vice President, Financial Planning & Analysis from August 2011 through June 2018. Before joining NETGEAR, Inc., Mr. Mattingly held various European finance positions within U.S. technology companies such as RealNetworks, Inc., International Business Machines Corporation and Tivoli Systems Inc. Mr. Mattingly began his career in finance with the London audit firm of Mazars Group, where he specialized in audits at Lloyd’s of London and qualified as a member of the Institute of Chartered Accountants in England and Wales. Mr. Mattingly also qualified in 2013 as a member of the Chartered Institute of Taxation. Mr. Mattingly received a BSc in Economics and Accountancy from the University of Southampton.

Non-Employee Directors

Jocelyn E. Carter-Miller. Jocelyn E. Carter-Miller has served as a member of our Board since August 2018. Prior to joining the Arlo Board, Ms. Carter-Miller served on the board of directors of NETGEAR from January 2009 to August 2018. Since 2005 Ms. Carter-Miller has been President of TechEdVentures, Inc. and since 2013 President of SoulTranSync, LLC, entrepreneurial ventures specializing in the development and marketing of high performance educational and personal/ community empowerment programming. Also, Ms. Carter-Miller leads Jocelyn Carter-Miller, LLC, a business consulting firm. From 2002 until 2004, Ms. Carter-Miller served as Executive Vice President and Chief Marketing Officer of Office Depot, Inc. Before that, Ms. Carter-Miller worked a decade at Motorola, Inc., initially as a Director of Marketing and Network Service Quality, then as Vice President and GM of International Networks Division Latin America and EMEA Operations, and ultimately as Corporate Vice President and Chief Marketing Officer. She also spent eight years at Mattel, Inc. in marketing, product development and strategic business planning roles. Ms. Carter-Miller also currently serves on the Board of Directors of Principal Financial Group, Inc. and Interpublic Group of Companies, Inc. Ms. Carter-Miller provides an in-depth understanding of marketing to home users and small businesses based on her extensive marketing and executive experience at various public companies. In addition, Ms. Carter-Miller’s expertise gained from her time on the boards of large public companies provides an important perspective on corporate governance best practices and procedures that can be applied at Arlo and qualifies her to serve as a member of our Board.

Ralph E. Faison. Ralph E. Faison has served as the Chairman of our Board since August 2018. Prior to joining the Arlo Board, Mr. Faison served on the board of directors of NETGEAR from August 2003 to August 2018. Mr. Faison currently is a private investor. From January 2011 to July 2014, Mr. Faison served as the President and Chief Executive Officer and chair of the board of directors of Pulse Electronics Corporation, a public company and manufacturer of electronic components. From February 2003 through December 2007, Mr. Faison served as Chief Executive Officer of Andrew Corporation, a public company and a manufacturer of communications equipment and systems. He also served at various times as President, Chief Operating Officer, and Director at Andrew Corporation. From June 2001 to June 2002, Mr. Faison was President and Chief Executive Officer of Celiant Corporation, a manufacturer of power amplifiers and wireless radio frequency systems, which was acquired by Andrew Corporation. From October 1997 to June 2001,

Mr. Faison was Vice President of the New Ventures Group at Lucent Technologies, a communications service provider, and from 1995 to 1997, he was Vice President of advertising and brand management at Lucent. Prior to joining Lucent, Mr. Faison also held various positions at AT&T, a voice and data communications company, including as Vice President and General Manager of AT&T’s wireless business unit and manufacturing Vice President for its consumer products unit in Bangkok, Thailand. Mr. Faison also serves on the Board of Directors of Visilink Technologies, Inc., a company that produces wireless broadcast video cameras for the commercial broadcast and military markets. Mr. Faison has extensive experience in leading and managing large international companies. He is well versed in the complex manufacturing and distribution systems that today’s multinational companies implement. Mr. Faison, as a recent public company chair and chief executive officer, is able to advise Arlo on many aspects of public company governance and management and is qualified to serve as a member of our Board.

Grady K. Summers. Grady K. Summers has served as a member of our Board since August 2018. Prior to joining the Arlo Board, Mr. Summers served on the board of directors of NETGEAR from January 2016 to August 2018. Mr. Summers currently serves as Executive Vice President, Product of SailPoint Technologies, Inc., a leading provider of enterprise identity governance solutions. From 2014 to 2020, Mr. Summers served in various roles at FireEye, Inc., most recently as the Executive Vice President and Chief Technology Officer. He joined FireEye through its acquisition of Mandiant in 2014. At Mandiant, Mr. Summers served as the Vice President of Strategic Solutions and led the company’s strategic consulting and customer success divisions. Prior to Mandiant, from 2010 to 2012, Mr. Summers was a principal at Ernst & Young (‘‘E&Y’’). Before E&Y, from 1999 to 2010, he held various roles at General Electric, most recently as the Chief Information Security Officer overseeing a large global information security organization. Mr. Summers has years of quality experience reviewing, leading, designing, and implementing cybersecurity programs. He provides Arlo with technology perspectives, strategic insight, and cyber security oversight. Mr. Summers is an expert in addressing the security and privacy challenges that Arlo faces in today’s connected world and is qualified to serve as a member of our Board.

Prashant Aggarwal. Prashant (Sean) Aggarwal has served as a member of our Board since October 2018. Mr. Aggarwal has served as Chief Executive Officer of Soar Capital since March 2016, where he focuses on investments in early-stage technology companies. From November 2011 to February 2015, Mr. Aggarwal was Chief Financial Officer at Trulia, Inc., an online real estate company, where he directed the company's successful IPO in 2012. From June 2008 to October 2011, Mr. Aggarwal served as Vice President of Finance at PayPal, Inc., an online payments company. From March 2003 to May 2008, Mr. Aggarwal worked at eBay, Inc., an online commerce company, in various finance roles including Vice President of Finance. Prior to eBay, Mr. Aggarwal was Director of Finance at Amazon, Inc., an online commerce company. Mr. Aggarwal started his career in investment banking with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Mr. Aggarwal also currently serves on the Board of Directors of Lyft, Inc., and Yatra Online, Inc. Mr. Aggarwal has significant operational and finance experience as an executive and board member of technology companies. He has led organizations through periods of rapid top-line growth and expansion into international markets. Mr. Aggarwal’s deep understanding of finance, financial reporting, strategy, operations and risk management qualifies him to serve as a member of our Board.

Mike Pope. Michael Pope has served as a member of our Board since October 2018. From October 2015 to November 2019, Mr. Pope served as Senior Vice President and Chief Financial Officer of Shutterfly, Inc., a leading retailer and manufacturing platform for personalized products, where he is responsible for managing all aspects of financial activities, including strategic planning, financial planning and analysis, investor relations, customer insights and analysis, mergers and acquisitions, accounting, tax, treasury and legal. Mr. Pope joined Shutterfly, Inc. from Clean Power Finance, a residential solar power financing company, where he served as Chief Financial Officer from 2013 to 2015. He has also held the positions of Chief Operating Officer and Chief Financial Officer at MarketTools from 2008 to 2012. Prior to MarketTools, Mr. Pope was Vice President at BearingPoint from 2007 to 2008. He has also served as President and Chief Operating Officer at Network General from 2005 to 2006. Prior to Network General, Mr. Pope served as President and Chief Executive Officer at DigitalThink, and Chief Financial Officer and Chair of the Audit Committee at Dionex (acquired by Thermo Scientific). Mr. Pope has robust and broad finance, manufacturing, and operational experience with a successful track record of profitably growing public and private companies, which qualifies him to serve as a member of our Board.

Amy Rothstein. Amy Rothstein has served as a member of our Board since May 2019. Ms. Rothstein currently serves as Chief Legal Officer and Head of Corporate Development for Tremor International, a leading provider of digital video brand advertising solutions, where she is responsible for managing the global legal affairs of the group and driving operational and strategic goals. During her tenure with Tremor International, Ms. Rothstein has also served as Chief Operating Officer. Ms. Rothstein joined Tremor International through its acquisition of RhythmOne Plc in April 2019, at which time Ms. Rothstein served as Executive Vice President, Chief Legal Officer and Chief Operating Officer of RhythmOne. Ms. Rothstein joined RhythmOne through its acquisition of YuMe Inc. where since August 2013, Ms. Rothstein served as YuMe's Deputy General Counsel and then General Counsel. Prior to joining YuMe, Ms. Rothstein served as the Director of Mergers and Acquisitions for North America for Hewlett Packard Inc. where she led and supported a variety of complex transactions. She has also held associate positions with Weil, Gotshal and Manges LLP and Cooley LLP advising clients on a wide variety of securities, M&A, commercial and governance matters. We believe that Ms. Rothstein’s extensive experience evaluating and executing complex strategic transactions including M&A and advising public company technology boards qualifies her to serve as a member of our Board.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of Our Board of Directors

Our business and affairs are organized under the direction of our Board, which currently consists of seven directors. Our Board is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. The directors designated as Class II directors will have terms expiring at the 2020 annual meeting of stockholders. The directors designated as Class III directors will have terms expiring at the 2021 annual meeting of stockholders, and the directors designated as Class I directors will have terms expiring at the 2022 annual meeting of stockholders. At any meeting of stockholders for the election of directors at which a quorum is present, the election will be determined by a plurality of the votes cast by the stockholders entitled to vote in the election.

•	Our Class I directors consists of Ms. Carter-Miller and Mr. Faison.

•	Our Class II directors consists of Messrs. Summers and Aggarwal and Ms. Rothstein.

•	Our Class III directors consists of Messrs. McRae and Pope.

Our amended and restated bylaws provide that the authorized number of directors may only be changed by a resolution adopted by a majority of our Board.

Committees of the Board of Directors

Our Board has established an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”), a nominating and corporate governance committee (“Nominating and Corporate Governance Committee”), and a cybersecurity committee (“Cybersecurity Committee”). The Board also has a strategic committee ("Strategic Committee") that was established in May 2019. Each committee operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website. Our Board may from time to time establish other committees.

Audit Committee

Our Audit Committee was established by our Board in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our corporate accounting and financial reporting processes, internal controls, independent auditor relationships, and audits of its financial statements. For this purpose, our Audit Committee performs several functions, including, among other things:

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

Our Audit Committee is composed of four directors: Ms. Carter-Miller and Messrs. Summers, Pope and Aggarwal. Mr. Aggarwal was appointed as a member of the Audit Committee in April 2020. Mr. Pope is the Chair of the Audit Committee. Our Board has adopted a written Audit Committee charter that is available on our website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website.

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

Our Compensation Committee acts on behalf of the Board to review, adopt or recommend to the Board for adoption, and oversee the Company’s compensation strategy, policies, plans and programs. For this purpose, our Compensation Committee performs several functions, including, among other things:

•	ensuring our executive compensation programs are appropriately competitive, supporting organizational objectives and stockholder interests and emphasizing pay for performance linkage;

•	evaluating and approving compensation and setting performance criteria for compensation programs for our chief executive officer and other executive officers; and

•	reviewing the compensation of directors for service on the Board and its committees and recommending changes to the Board as appropriate; and

•	overseeing the implementation and administration of our compensation plans.

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

Our Nominating and Corporate Governance Committee is composed of three directors: Messrs. Faison and Aggarwal and Ms. Rothstein. Ms. Rothstein was appointed as the replacement for Mr. Pope in January 2020. Mr. Faison is the Chair of the Nominating and Corporate Governance Committee. Each of the members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in NYSE Listed Company Manual Section 303A.02). The functions of this committee include, among other things:

•	recommending nominees for our Board and its committees;

•	recommending the size and composition of our Board and its committees;

•
reviewing and considering the Company’s position and practices on significant issues of corporate public responsibility such as workforce diversity, protection of the environment, and philanthropic and political contributions;

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

Strategic Committee

Our Strategic Committee was established in May 2019 and is composed of three directors: Mr. Faison, Ms. Carter-Miller and Ms. Rothstein. Mr. Faison is the Chair of the Strategic Committee. Each of the members of the Strategic Committee are “independent” under the applicable rules of the NYSE. The functions of this committee include, among other things:

•	evaluating and making recommendations to the Board with respect to the overall strategic transaction and financing strategy of the Company; and

•
evaluating and working with management to negotiate the terms and conditions of any strategic transaction or of any financings and making recommendations to the Board with respect to such potential transactions and other alternative transactions.

Our Board has adopted a written Strategic Committee charter that is available to stockholders on the Company’s website at www.arlo.com. The reference to our Internet address does not constitute incorporation by reference of the information contained at or available through our website.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, other than a Form 4 covering one transaction for Ms. Rothstein that was filed late on May 13, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.	Executive Compensation

Our named executive officers for the year ended December 31, 2019, which consist of our principal executive officer, our two other most highly compensated executive officers as of December 31, 2019, and one additional individual who would have been among the top two but was not an executive officer as of December 31, 2019 are:

•	Matthew McRae, our Chief Executive Officer;

•	Christine M. Gorjanc, our Chief Financial Officer (1);

•	Brian Busse, our General Counsel; and

•	Patrick J. Collins III, our former Senior Vice President of Products and Services (2).
______________________

(1)	On April 23, 2020, Ms. Gorjanc informed the Company that she will be retiring as Chief Financial Officer, effective June 15, 2020.

(2)	Mr. Collins separated from the Company in May 2019.

We are an “emerging growth company,” as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

Summary Compensation Table

The following table sets forth certain information regarding the compensation of our named executive officers for services rendered in all capacities to either Arlo or NETGEAR for the years indicated. Prior to the IPO, Arlo was a wholly owned subsidiary of NETGEAR. Prior to the Separation of Arlo’s business from NETGEAR on July 1, 2018 leading to the IPO, the named executive officers were paid by NETGEAR and the information below reflects such amounts paid by NETGEAR.

Name and Principal Position	Year	Salary	Stock Awards (1) (3)	Option Awards (2) (3)		Non-Equity Incentive Plan Compensation (3) (4) (5)	Matching Contribution to 401(k) Plan (6)	All Other Compensation (7)	Total
Matthew McRae Chief Executive Officer	2019	$750,000	$1,471,966	$—		$187,500	$4,000	$1,200	$2,414,666
	2018	$546,731	$—	$12,714,844		$859,921	$3,000	$1,200	$14,125,696
Christine M. Gorjanc Chief Financial Officer	2019	$557,000	$737,669	$—		$104,440	$4,000	$—	$1,403,109
	2018	$556,691	$1,052,250	$3,900,701		$248,207	$3,000	$—	$5,760,849
Brian Busse General Counsel	2019	$331,000	$574,469	$—		$41,376	$4,000	$—	$950,845
	2018	$303,046	$591,810	$287,820		$87,776	$—	$38	$1,270,490
Patrick J. Collins III (9) Former Senior Vice President of Arlo Products and Services	2019	$148,085	$—	$—		$—	$—	$467,348	$615,433
	2018	$413,757	$491,050	$3,482,505	(8)	$147,580	$3,000	$9,929	$4,547,821
______________________

(1)
The amounts reported in this column represent the aggregate value of the RSUs, PSUs and MPSUs (each as defined below) granted to our named executive officers during 2019 and 2018, based on the closing fair market value of our common stock or NETGEAR’s common stock on the grant date, as determined in accordance with the share-based payment accounting guidance under FASB ASC 718 (without regard to estimates of forfeitures).

(2)
The amounts reported in this column for 2018 include the aggregate value of options ("IPO Options") granted to Messrs. McRae and Collins and Ms. Gorjanc in 2018 in connection with the IPO. A substantial portion of the IPO Options were subject to various performance vesting conditions and accordingly, the amount in the table reflects the grant date fair value based on maximum achievement of such performance conditions, as determined under FASB ASC 718. During 2019, a portion of each of the performance-vesting IPO Options were cancelled in connection with the failure of performance conditions to occur, and with respect to Mr. Collins, as a result of his separation. Specifically, the cancelled options in 2019 represented 25.0%, 12.5% and 100.0% of the options reported in the table above for 2018 for Mr. McRae, Ms. Gorjanc and Mr. Collins, respectively. Additionally, in January 2020 the remaining IPO Options for Mr. McRae were canceled.

(3)
The amounts set forth in these columns are also subject to a Clawback Policy adopted by us in August 2018 (the “Clawback Policy”) that applies to our executive officers and any other employees as designated by the Board. Pursuant to the Clawback Policy, if (i) we are required to restate our financial statements, (ii) in the reasonable judgment of the Board or Compensation Committee, the financial statements as so restated would have resulted in less compensation paid to the executive officer if such information had been known at the time the compensation had originally been calculated or determined, and (iii) the executive officer’s intentional misconduct, fraud and/or embezzlement led, in whole or in part, to the restatement of the financial statements, then the Board or Compensation Committee, in its sole discretion and to the extent permitted by law, may require such executive officer to reimburse us for any bonus or other incentive-based or equity-based compensation (or in the case of equity-based compensation, return equity to us) for the amount that such original compensation exceeds the compensation as recalculated for the restated financial statements.

(4)	The amount for 2019 represents bonus amounts earned under our 2019 executive bonus plan, as applicable, and paid in the form of fully-vested RSUs in February 2020.

(5)	The amount for 2018 represents bonus amounts earned under NETGEAR’s and our 2018 executive bonus plan, as applicable, and paid in February 2019.

(6)	Consists of matching contributions under NETGEAR’s 401(k) plan and Arlo's 401(k) plan that were earned in 2018 and 2019 and paid in February 2019 and January 2020, respectively.

(7)
Mr. McRae received a benefits waiver of $1,200 during 2018 and 2019, respectively. Mr. Collins received a watch in connection with a 10-year service award equal to $9,929 during 2018 and received severance of $414,000 and vacation pay-out of $53,348 in connection with his separation from the Company in May 2019.

(8)	As a result of Mr. Collins' separation from the Company in May 2019, he forfeited all of the 2018 awards.

(9)	Mr. Collins separated from the Company in May 2019.

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

Annual Base Salary

As of December 31, 2019, the annual base salaries for our named executive officers are provided below.

Name	Base Salary
Matthew McRae	$750,000
Christine M. Gorjanc	$557,000
Brian Busse	$331,000

Mr. Collins separated from the Company in May 2019. Prior to his separation, Mr. Collins' annual base salary was $414,000.

Bonus Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based equity bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual corporate and individual goals and to reward our executives for achievement towards these goals. The annual performance-based bonus that each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals the Board or our Compensation Committee establishes each year, and the extent to which the executive achieves related individual goals. The 2019 amounts reflected as Equity Incentive Plan Compensation in the Summary Compensation Table for our named executive officers reflect bonuses earned for 2019 performance under Arlo’s 2019 executive bonus plan.

Equity-Based Incentive

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and Board of Directors, including our named executive officers. The Compensation Committee is responsible for approving equity grants.

In August 2019, we granted to Messrs. McRae and Busse and Ms. Gorjanc a total of 0.8 million shares of stock awards consisting of RSUs (50% of the grant), performance-based RSUs ("PSUs") (25% of the grant) and market-based performance RSU ("MPSUs") (25% of the grant). The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ended December 31, 2019 is achieved. As of December 31, 2019, the revenue milestone was not achieved, and the PSUs were cancelled on January 31, 2020. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Russell 2000 Index (“the Benchmark”) during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche.

In addition to the terms set forth above, each option has such terms as set forth in each individual award agreement and otherwise is covered by the applicable terms and conditions of our 2018 Equity Incentive Plan (the “2018 Plan”).

In addition, in 2019 Messrs. McRae and Collins and Ms. Gorjanc forfeited certain options that had been granted in August 2018 in connection with our IPO, or the IPO Options. A substantial portion of the IPO Options were granted subject to performance vesting conditions. A portion of each of the performance-vesting IPO Options were forfeited in 2019 connection with the failure of certain performance conditions to occur and, with respect to Mr. Collins, as a result of his separation. Specifically, in 2019 Mr. McRae, Ms. Gorjanc and Mr. Collins forfeited options to purchase 234 thousand, 59 thousand, and 438 thousand shares, representing 25.0%, 12.5% and 100.0% of the performance-vesting IPO Options.

Agreements with our Named Executive Officers

In connection with the IPO, we have entered into confirmatory employment letters with each of Messrs. McRae and Busse and Ms. Gorjanc. The employment letters generally memorialize the executive officer’s base salary, target annual bonus, IPO Options (except for Mr. Busse), and participation in our employee benefit plans and programs.

In addition, the severance terms described below are set forth in change in control and severance agreements we entered into with each such executive officer.

Upon a termination without cause or resignation with good reason, Messrs. McRae and Busse and Ms. Gorjanc would be entitled to (1) cash severance equal to the executive officer’s annual base salary for Mr. McRae and Ms. Gorjanc and cash severance equal to 6 months of executive officer's salary for Mr. Busse, and, for Mr. McRae and Ms. Gorjanc, an additional amount equal to his or her target annual bonus, (2) 12 months of health benefits continuation for Mr. McRae and Ms. Gorjanc and 6 months of health benefits continuation for Mr. Busse and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, Messrs. McRae and Busse and Ms. Gorjanc would be entitled to (1) cash severance equal to a multiple (2 times for Mr. McRae, 1.5 times for Ms. Gorjanc and 1 times for Mr. Busse) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for Mr. McRae, 18 for Ms. Gorjanc and 12 for Mr. Busse) of health benefits continuation and (3) vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of Messrs. McRae and Busse or Ms. Gorjanc are subject to the 20% excise tax under Section 4999 of the Code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer.

In May 2019, the Company entered into a Separation and Release Agreement with Mr. Collins. Pursuant to that agreement, Mr. Collins received (1) cash severance equal to his annual base salary, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following his separation. All of Mr. Collins’ performance-vesting equity awards were cancelled upon his separation.

On April 23, 2020, Ms. Gorjanc informed the Company that she will be retiring as Chief Financial Officer, effective June 15, 2020 (the “Retirement Date”). In connection with her retirement, on April 27, 2020, the Company, NETGEAR and Ms. Gorjanc entered into a Separation Agreement and Release (the “Separation Agreement”) that provides that Ms. Gorjanc is not entitled to the severance benefits as disclosed above. Pursuant to the Separation Agreement, in exchange for Ms. Gorjanc serving as Chief Financial Officer through the Retirement Date and executing a release of claims in favor of the Company and NETGEAR, Ms. Gorjanc is entitled to receive a $15,000 cash payment and accelerated vesting of (i) 8,749 shares subject to Company stock options, (ii) 43,216 shares subject to Company restricted stock units, (iii) 2,897 shares subject to NETGEAR stock options and (iv) 15,000 shares subject to NETGEAR restricted stock units.

Potential Payments Upon Termination or Change of Control

Regardless of the manner in which a named executive officer’s service terminates, the named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation, as applicable. In addition, certain of our named executive officers are entitled to receive certain benefits upon our termination of their employment without cause or their resignation for good reason, as provided above under “Agreements with Named Executive Officers.”

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that remain outstanding as of December 31, 2019. Prior to our IPO, our employees have historically participated in NETGEAR’s various stock-based plans and as a result outstanding equity awards for NETGEAR stock held by our named executive officers as of December 31, 2019 are included in the table below.

				Option Awards					Stock Awards
Name	Issuer (1)	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (2)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (3)
Matthew McRae	NTGR	10/19/2017	(7)	10,760	9,106	—	$29.23	10/19/2027	5,000	(4)	$122,550
	ARLO	10/19/2017	(7)	21,662	18,331	—	$10.09	10/19/2027	9,902	(4)	$41,687
	ARLO	8/2/2018	(5)	—	937,500	468,750	$16.00	8/2/2028	—		$—
	ARLO	8/8/2019	(8)	—	—	—	—	—	428,520	(8)	$1,804,069
Christine M. Gorjanc	NTGR	2/3/2011	(7)	10,305	—	—	$20.98	2/3/2021	—		—
	ARLO	2/3/2011	(7)	20,746	—	—	$7.25	2/3/2021	—		—
	NTGR	5/16/2013	(7)	5,587	—	—	$19.33	5/16/2023	—		—
	ARLO	5/16/2013	(7)	11,248	—	—	$6.68	5/16/2023	—		—
	NTGR	6/3/2014	(7)	13,658	—	—	$19.32	6/3/2024	—		—
	ARLO	6/3/2014	(7)	27,495	—	—	$6.67	6/3/2024	—		—
	NTGR	6/2/2015	(7)	21,108	—	—	$18.58	6/2/2025	—		—
	ARLO	6/2/2015	(7)	42,492	—	—	$6.42	6/2/2025	—		—
	NTGR	3/24/2016	(7)	32,593	2,173	—	$23.48	3/24/2026	3,750	(4)	$91,913
	ARLO	3/24/2016	(7)	65,613	4,375	—	$8.11	3/24/2026	7,426	(4)	$31,263
	NTGR	1/27/2017	(7)	—	—	—	—	—	230	(6)	$5,637
	ARLO	1/27/2017	(7)	—	—	—	—	—	456	(6)	$1,920
	NTGR	6/1/2017	(7)	21,728	13,038	—	$25.37	6/1/2027	7,500	(4)	$183,825
	ARLO	6/1/2017	(7)	43,742	26,246	—	$8.76	6/1/2027	14,852	(4)	$62,527
	NTGR	1/25/2018	(7)	16,658	18,108	—	$41.67	1/25/2028	11,250	(4)	$275,738
	ARLO	1/25/2018	(7)	33,535	36,453	—	$14.39	1/25/2028	22,278	(4)	$93,790
	ARLO	8/2/2018	(5)	—	234,375	175,781	$16.00	8/2/2028	—		—
	ARLO	8/8/2019	(8)	—	—	—	—	—	214,750	(8)	$904,098
Brian Busse	NTGR	4/22/2014	(7)	347	—	—	$19.99	4/22/2024	—		—
	ARLO	4/22/2014	(7)	699	—	—	$6.90	4/22/2024	—		—
	ARLO	4/21/2015	(7)	—	—	—	—	—	—		—
	NTGR	4/21/2015	(7)	—	—	—	—	—	—		—
	ARLO	3/24/2016	(7)	—	—	—	—	—	693	(4)	$2,918
	NTGR	3/24/2016	(7)	—	—	—	—	—	350	(4)	$8,579
	ARLO	4/20/2017	(7)	—	—	—	—	—	1,386	(4)	$5,835
	NTGR	4/20/2017	(7)	—	—	—	—	—	700	(4)	$17,157
	ARLO	1/25/2018	(7)	—	—	—	—	—	2,079	(4)	$8,753
	NTGR	1/25/2018	(7)	—	—	—	—	—	1,050	(4)	$25,736
	ARLO	4/20/2018	(7)	—	—	—	—	—	11,882	(4)	$50,023
	NTGR	4/20/2018	(7)	—	—	—	—	—	6,000	(4)	$147,060
	ARLO	8/2/2018	(5)	13,666	27,334	—	$16.00	8/2/2028	—		—
	ARLO	8/8/2019	(8)	—	—	—	—	—	167,240	(8)	$704,080
_________________________

(1)
Information disclosed in the above table, reflects equity awards outstanding as of December 31, 2019 and reflects the issuer of the equity awards. In May 2019, Mr. Collins separated from the Company, and hence his options and unvested RSUs were cancelled. On December 31, 2018, in connection with the Distribution, per the terms of the employee matters agreement between Arlo and NETGEAR (the “Employee Matters Agreement”), certain outstanding awards granted to Arlo employees and NETGEAR employees under NETGEAR’s equity incentive plans were adjusted into Arlo awards under Arlo’s equity incentive plans. Following the Distribution, the NETGEAR and Arlo equity awards are subject to substantially the same terms and vesting conditions that applied to the original NETGEAR equity awards immediately prior to the Distribution. Refer to Note 13 of the Form 10-K included in the Annual Report, for details of the adjustments.

(2)
25% of the shares subject to these options vested or will vest twelve months after the grant date, and 1/48 of the shares subject to these options vested or will vest each month thereafter, subject to the optionee continuing to be a service provider through such dates.

(3)
The amounts for NETGEAR RSUs were calculated as the product of the closing price of NETGEAR’s common stock on the Nasdaq Stock Market on December 31, 2019 (the last market trading day in 2019), which was $24.51, and the number of shares pursuant to the applicable NETGEAR RSU award. The amounts for our RSUs were calculated as the product of the closing price of our common stock on the NYSE on December 31, 2019 (the last market trading day in 2019), which was $4.21, and the number of shares pursuant to the applicable Arlo RSU award.

(4)
These RSUs will vest in four equal annual installments with the first installment vesting on the last day of the grant month and the subsequent installments vesting on the annual anniversary of the first vesting date, subject to the individual continuing to be a service provider through such dates.

(5)
Represents option awards granted in connection with the completion of the IPO that are eligible to vest based on achievement of performance milestones (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). The numbers reflected in the table represent the shares underlying the performance-vesting IPO Options that remain outstanding, and with a performance period that has not ended, as of December 31, 2019.

(6)
These RSUs awards will vest in accordance with the following schedule: 80% on the first anniversary of the last day of the grant month, 10% on the second anniversary of the last day of the grant month, and 10% on the third anniversary of the last day of the grant month, subject to the recipient continuing to be a service provider on such dates.

(7)
Our named executive officers received the Arlo equity awards in connection with the Distribution on December 31, 2018 as consideration for the NETGEAR award listed directly above in the table. The “grant date” for the Arlo awards granted in the Distribution reflect the grant date of the NETGEAR equity award under which it was distributed.

(8)
In August 2019, we granted to Messrs. McRae and Busse and Ms. Gorjanc a total 0.8 million shares of stock awards consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant). As of December 31, 2019, the revenue milestone was not achieved, hence the PSUs were cancelled on January 31, 2020. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Russell 2000 Index (“the Benchmark”) during the three-year period from the grant date. As of December 31, 2019, the unvested shares of RSUs and MPSUs granted in August 2019 were 107,130 and 214,260, respectively, for Mr. McRae, 53,690 and 107,370, respectively, for Ms. Gorjanc, and 41,810 and 83,620, respectively, for Mr. Busse.

Option Repricings

We did not engage in any repricings or other modifications or cancellations to any of our named executive officers’ outstanding equity awards during the fiscal year ended December 31, 2019.

Perquisites Health, Welfare and Retirement Benefits

Our named executive officers are currently eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as our other employees. In addition, we provide a cash subsidy to any employee, including a named executive officer, who does not elect coverage under our company-sponsored medical insurance plans. We also provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “401(k) Plan.” We do not provide any other perquisites or personal benefits to our named executive officers.

We do, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our current named executive officers.

401(k) Plan

We currently maintain a defined contribution employee retirement plan (“401(k) plan”) for our employees. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The plan permits us to make discretionary contributions, including matching contributions and discretionary profit sharing contributions. We did not provide any such contributions in 2018 because, prior to completion of the Separation, our employees, including our named executive officers, were eligible to participate in the NETGEAR 401(k) plan on the same basis as the NETGEAR employees. The 401(k) plan currently does not offer the ability to invest in our securities.

Compensation Plan Information

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

Shares Subject to Our 2018 Plan

The number of shares of our common stock initially available for issuance under our 2018 Plan was 7.5 million shares of our common stock.  On December 31, 2018, 6,822,787 shares of our common stock were added to the 2018 Plan reserve as Adjusted Awards (as defined in the 2018 Plan).  In addition, the number of shares of our common stock reserved under our 2018 Plan will also include an annual increase on the first day of each fiscal year beginning on January 1, 2019 equal to the lesser of (1) four percent (4%) of our outstanding shares of common stock as of the last day of the immediately preceding fiscal year and (2) such number of shares as our board of directors may determine; provided, however, that such determination under clause (2) will be made no later than the last day of the immediately preceding fiscal year.  2,969,890 shares of our common stock and 3,031,005 shares of our common stock were added to the 2018 Plan reserve on January 1, 2019 and January 1, 2020, respectively.

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

2018 Employee Stock Purchase Plan

In connection with the IPO, our Board has adopted, and our stockholders have approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective upon the completion of our initial public offering in August 2018 and has terms substantially as set forth below.

Purpose

The purpose of our 2018 ESPP is to provide our eligible employees with an opportunity to purchase shares of our common stock through accumulated payroll deductions. We believe that allowing our employees to participate in the 2018 ESPP provides them with a further incentive to ensure our success and accomplish our corporate goals.

Shares Available for Issuance

On August 1, 2018, in connection with the IPO, we reserved a total of 1,500,000 shares of common stock for issuance under the 2018 ESPP. As of December 31, 2019, 1,475,850 shares of common stock were available for issuance under the 2018 ESPP and on January 1, 2020, pursuant to an “evergreen” provision contained in the 2018 ESPP, a total of 757,751 shares of common stock were automatically added to our 2018 ESPP. The number of shares of our common stock available for issuance under our 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning on January 1, 2019, in an amount equal to the least of: (1) 1,000,000 shares, (2) one percent (1%) of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year and (3) such number of shares as our board of directors may determine; provided, however, that such determination under clause (3) will be made no later than the last day of the immediately preceding fiscal year.

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

Participation in 2018 ESPP

Arlo employees have participated into NETGEAR’s ESPP in 2018 and completed their participation by the end of the second quarter of fiscal 2018. Shares were purchased under the 2018 ESPP by Arlo employees beginning in 2019, as the program was suspended until the completion of the spin-off.

Participation in Arlo’s 2018 ESPP is voluntary and dependent on each eligible employee’s election to participate and his or her determination as to the level of payroll deductions. An eligible employee can participate in the 2018 ESPP by completing a subscription agreement authorizing payroll deductions and filing it with our payroll office prior to the applicable offering date.

Director Compensation

Under our non-employee director compensation policy (the "Director Compensation Policy"), which was adopted in August 2018 and amended in October 2018, our non-employee directors are entitled to receive the following compensation components, subject to the terms of the Cooperation Agreement noted below which reduced non-employee director compensation during the term of the Cooperation Agreement.

Cash Retainer. Our non-employee directors are entitled to receive a $40,000 annual retainer. The Chair of the Board and members and Chairs of each committee of the Board also receive the additional annual retainers described below:

•	Chair. The Chair of the Board will receive an additional annual retainer of $50,000.

•	Audit Committee. Each member (including the Chair) of the Audit Committee will receive an annual retainer of $10,000, and the Chair will receive an additional annual retainer of $12,000.

•	Compensation Committee. Each member (including the Chair) of the Compensation Committee will receive an annual retainer of $7,500, and the Chair will receive an additional annual retainer of $7,500.

•
Nominating and Corporate Governance Committee. Each member (including the Chair) of the Nominating and Corporate Governance Committee will receive an annual retainer of $5,000, and the Chair will receive an additional annual retainer of $5,000.

•
Cybersecurity Committee. Each member (including the Chair) of the Cybersecurity Committee will receive an annual retainer of $10,000, and the Chair will receive an additional annual retainer of $10,000.

Pursuant to the Cooperation Agreement, the Company agreed to reduce all such cash retainers by 20% during the term of the Cooperation Agreement. The Cooperation Agreement became effective in May 2019 and terminated in February 2020.

All retainers will be paid on a quarterly basis following the end of each quarter and be prorated, as needed, for partial service during such period.

Annual Grant. In addition, on an annual basis, each non-employee director who has served on the Board for at least six months at the time of our annual stockholder meeting will be eligible to receive an annual grant of a number of RSUs equal to $180,000 divided by the NYSE closing price of our common stock on the date of the annual stockholder meeting (rounded down to the nearest whole share), which will become fully vested on the date of the following year’s annual stockholder meeting. Pursuant to the Cooperation Agreement, the Company agreed to not issue such annual grants to non-employee directors during the term of the Cooperation Agreement, thus no annual awards were granted in 2019.

Initial RSU Grant. Upon joining the Board, each non-employee director will be eligible to receive an initial grant of RSUs (the "Initial Grant") equal to $360,000 divided by the NYSE closing price of our common stock on the date of grant (rounded down to the nearest whole share), which will vest in three equal annual installments. Pursuant to the Cooperation Agreement, the Company agreed that during the term of the Cooperation Agreement, in lieu of the aforementioned initial RSUs grant, each non-employee director joining the Board will receive an option to purchase 10,000 shares of the Company’s common stock.

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

2020 Amendment. In April 2020, the Board amended the Director Compensation Policy (the “April 2020 Amendment”). Pursuant to the April 2020 Amendment, the annual cash retainer for general Board service was reduced from $40,000 per year to $32,000 per year (the amount in effect during the term of the Cooperation Agreement), and the Initial Grant was revised to equal the value of the Annual Grant, provided that such Initial Grant will be prorated based on the date that the director is appointed in the calendar year.

The following table details the compensation of our non-employee directors for the 2019 fiscal year.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards Granted ($) (2)	Total ($)
Ralph E. Faison	$101,871	$—	—	$101,871
Jocelyn E. Carter-Miller	$56,354	$—	—	$56,354
Grady K. Summers	$60,689	$—	—	$60,689
Mike Pope	$58,088	$—	—	$58,088
Prashant Aggarwal	$54,187	$—	—	$54,187
Amy M. Rothstein	$21,173	$—	25,880	$47,053
________________________

(1)
Our non-employee director compensation policy was adopted in August 2018 and amended in October 2018 and April 2020. As discussed above, the fees were reduced by 20% during the term of the Cooperation Agreement. The fees earned by our non-employee directors in 2019 represent the annual cash retainers discussed above, a portion of which were paid in 2020.

(2)
The amounts included in the “Option Awards Granted” column represent the full grant date value of options granted in 2019 calculated utilizing the provisions of the authoritative guidance for stock compensation FASB ASC718 (without regards to estimates for forfeitures). For a discussion of the valuation assumptions, see Note 13 on the Form 10-K for the year ended December 31, 2019 included in our Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 5, 2020 by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its common stock.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 77,359,466 shares outstanding on March 5, 2020, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address for the following stockholders is: c/o Arlo Technologies, Inc., 3030 Orchard Parkway, San Jose, California 95134.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Number of Shares Underlying Equity Awards Beneficially Owned (5)	Total Shares Beneficially Owned	Percentage of Total Shares Beneficially Owned
Greater than 5% stockholders
BlackRock, Inc.(1)	11,926,002	—	11,926,002	15.4%
FMR LLC(2)	8,142,050	—	8,142,050	10.5%
PRIMECAP Management Company(3)	4,937,340	—	4,937,340	6.4%
Vanguard Group, Inc.(4)	4,783,546	—	4,783,546	6.2%
Directors and Named Executive Officers
Matthew McRae	134,523	25,828	160,351	*
Jocelyn E. Carter-Miller	35,093	—	35,093	*
Ralph E. Faison	170,077	—	170,077	*
Grady K. Summers	46,317	—	46,317	*
Mike Pope	9,463	—	9,463	*
Prashant Aggarwal	9,463	—	9,463	*
Amy Rothstein	—	—	—	*
Christine M. Gorjanc	113,561	269,795	383,356	*
Brian Busse	14,977	23,983	38,960	*
Patrick J. Collins III	43,551	—	43,551	*
All current executive officers and directors as a group (9 persons)	572,743	319,606	892,349	1.1%
________________________

*	Less than one percent.

(1)
Information regarding BlackRock, Inc. (“BlackRock”) is based solely on a Schedule 13G filed by BlackRock with the SEC on February 4, 2020. BlackRock’s address is 55 East 52nd Street, New York, NY 10055. The Schedule 13G indicates that BlackRock has sole voting power with respect to 11,765,841 shares of common stock and sole dispositive power with respect to all of its shares of common stock.

(2)
Information regarding FMR LLC (“FMR”) is based solely on a Schedule 13G/A filed by FMR with the SEC on February 7, 2020. FMR’s address is 245 Summer Street, Boston, Massachusetts 02210. The Schedule 13G/A

indicates that FMR has sole voting power with respect to 3,220,660 shares of common stock and sole dispositive power with respect to all of its shares of common stock.

(3)
Information regarding PRIMECAP Management Company (“PMC”) is based solely on a Schedule 13G filed by PMC with the SEC on February 12, 2020. PMC’s address is 177 E. Colorado Blvd., 11th Floor, Pasadena, California 91105. The Schedule 13G indicates that PMC has sole voting power with respect to 4,536,570 shares of common stock and sole dispositive power with respect to all of its shares of common stock.

(4)
Information regarding Vanguard Group, Inc. (“Vanguard”) is based solely on a Schedule 13G filed by Vanguard with the SEC on February 11, 2020. PMC’s address is 100 Vanguard Blvd, Malvern, PA 19355. The Schedule 13G indicates that Vanguard has sole voting power with respect to71,178 shares of common stock and sole dispositive power with respect to 4,707,584 its shares of common stock.

(5)
The SEC deems a person to have beneficial ownership of all shares that he or she has the right to acquire within 60 days. The shares indicated represent shares underlying stock options exercisable and the restricted stock units vesting within 60 days of March 5, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c) (1)
Equity compensation plans approved by security holders	13,890,734	(2)	$11.56	4,105,713
Equity compensation plans not approved by security holders	—		$—	—
Total	13,890,734		$11.56	4,105,713
_____________________________

(1)	Includes 2,629,863 shares available for future issuance under the 2018 Plan and 1,475,850 shares available for future issuance under our 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

(2)
Includes shares subject to outstanding restricted stock units, which restricted stock units do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options, warrants and rights (column (b)) excludes the grant of restricted stock units.

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

Relationship with NETGEAR

Prior to the consummation of our initial public offering in August 2018, we operated as an operating segment of NETGEAR. On December 31, 2018, NETGEAR completed the spin-off of our company by means of a special stock dividend of 62,500,000 shares of our common stock that had been owned by NETGEAR to NETGEAR stockholders of record as of the close of business on December 17, 2018. The distribution of the special stock dividend was made on December 31, 2018. Prior to the Distribution, NETGEAR owned approximately 84.2% of the outstanding shares of our common stock. Following the completion of the Distribution, NETGEAR no longer owns any shares of our common stock and is no longer considered a related party.

Arlo and NETGEAR have entered into certain agreements to effect the separation of our business from NETGEAR, provide a framework for our relationship with NETGEAR after the separation and provide for the allocation between us and NETGEAR of NETGEAR’s assets, employees, liabilities and obligations (including its investments, property and employee benefits assets and liabilities) attributable to periods prior to, at and after our separation from NETGEAR.

The material terms of each of these agreements are summarized below. These summaries are qualified in their entirety by reference to the full text of such agreements, which are filed as exhibits to the Annual Report. When used in this section, “separation date” refers to the date on which NETGEAR contributed the Arlo business to us.

Master Separation Agreement

On August 2, 2018, we entered into the Master Separation Agreement with NETGEAR (the “Master Separation Agreement”), which sets forth the agreements between us and NETGEAR regarding the principal corporate transactions required to effect our separation from NETGEAR, our initial public offering, and the Distribution, and other agreements governing the relationship between NETGEAR and us.

The Separation

The Master Separation Agreement identifies assets to be transferred, liabilities to be assumed and contracts to be assigned to each of us and NETGEAR as part of the separation of NETGEAR into two companies, and provides for when and how these transfers, assumptions and assignments will occur. In particular, the Master Separation Agreement provides, among other things, that, subject to certain exceptions and the terms and conditions contained therein:

•
the assets exclusively related to the businesses and operations of NETGEAR’s Arlo business as well as certain other assets mutually agreed upon by NETGEAR and Arlo, which we collectively refer to as the “Arlo Assets,” will be transferred to Arlo or one of our subsidiaries;

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

Intercompany Accounts

Pursuant to the Master Separation Agreement, at or prior to the separation from NETGEAR, all intercompany accounts between NETGEAR and its subsidiaries, on the one hand, and Arlo and its subsidiaries, on the other hand, were settled.

Further Assurances

To the extent that any transfers or assignments contemplated by the Master Separation Agreement have not been consummated on or prior to the date of the separation, the parties will agree to cooperate to effect such transfers as promptly as practicable following the date of the separation. In addition, each of the parties will agree to cooperate with the other party and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things reasonably necessary under applicable law or contractual obligations to consummate and make effective the transactions contemplated by the Master Separation Agreement and the other transaction agreements.

Initial Public Offering

The consummation of our initial public offering was subject to the satisfaction (or waiver by NETGEAR in its sole discretion) of certain conditions, each of which was met or validly waived by NETGEAR. We consummated our initial public offering in August 2018.

The Distribution

NETGEAR’s obligation to complete the Distribution was subject to several conditions that must be satisfied (or waived by NETGEAR in its sole discretion), each of which was met or validly waived by NETGEAR. On December 31, 2018, NETGEAR announced that it had completed the Distribution.

Releases

The Master Separation Agreement provides that, except as otherwise provided in the Master Separation Agreement or any other transaction agreements, each party will release and forever discharge the other party and its respective subsidiaries and affiliates from all liabilities existing or arising from any acts or events occurring or failing to occur or alleged to have occurred or to have failed to occur or any conditions existing or alleged to have existed on or before the separation from NETGEAR. The releases will not extend to obligations or liabilities under any agreements between the parties that remain in effect following the separation, which agreements include, but are not limited to, the

Master Separation Agreement, the Transition Services Agreement, the Tax Sharing Agreement, and the transfer documents in connection with the separation.

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

Employee Matters Agreement

In August 2018, we entered into an Employee Matters Agreement with NETGEAR that addresses employment, compensation and benefits matters, including the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated in prior to the Distribution, as well as other human resources, employment and employee benefit matters.

The Employee Matters Agreement generally provides, unless otherwise specified, that following July 2, 2018: (1) NETGEAR will be responsible for liabilities associated with employees employed by NETGEAR on and following July 2, 2018 and all former employees of NETGEAR (including former employees of the Arlo business) who terminated employment prior to July 2, 2018 and (2) Arlo will be responsible for liabilities associated with employees employed by Arlo on and following July 2, 2018 and all former employees of Arlo who terminate employment on or following July 2, 2018. Between July 2, 2018 and the date of the Distribution, Arlo employees continued to participate in the NETGEAR health, welfare and retirement benefit plans and the cost of the participation of Arlo employees in such plans will be borne by Arlo.

Generally, subject to limited exceptions, following the effective time of the Distribution Arlo employees participate in Arlo’s health, welfare and retirement plans and Arlo is responsible for all liabilities relating to such plans.

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

Equity Awards Granted to Executive Officers and Directors

We have granted stock options and RSUs to our executive officers and directors.  For information about our stock option and RSU awards to our named executive officers and our directors, refer to “Executive Compensation-Outstanding Equity Awards at Fiscal Year-End” and “Executive Compensation-Non-Employee Director Compensation.”

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

As of December 31, 2019, NETGEAR was no longer considered to be a related party to Arlo.

Item 14.	Principal Accounting Fees and Services

The following table represents aggregate professional services fees billed by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$2,315,730	$3,836,592
Tax Fees	101,635	19,797
All Other Fees	900	900
Total Fees	$2,418,265	$3,857,289

Audit Fees. Consist of fees billed for professional services by PricewaterhouseCoopers LLP for audit and quarterly review of our financial statements and review of our registration statement for our IPO in 2018, and related services that are normally provided in connection with statutory and regulatory filings or engagements. In 2018, a total of $1,120,000 audit fees were billed and paid by NETGEAR on behalf of our company as part of the Master Separation Agreement in connection with our registration statement for our IPO.

Tax Fees. Consists of fees billed for professional services including assistance regarding federal, state and international tax compliance and related services, as well as professional services for tax advice and tax planning.

All Other Fees. Consists of fees billed for use of an online disclosure checklist and accounting research tool provided by PricewaterhouseCoopers LLP.

Prior to the IPO, all fees were pre-approved by the Audit Committee of NETGEAR and after the IPO, all fees described above were pre-approved by our Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 29th day of April 2020.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC
Christine M. Gorjanc
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No.1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	April 29, 2020
Matthew McRae	(Principal Executive Officer)

/s/ CHRISTINE M. GORJANC	Chief Financial Officer	April 29, 2020
Christine M. Gorjanc	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL *	Director	April 29, 2020
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER *	Director	April 29, 2020
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON *	Director	April 29, 2020
Ralph E. Faison

/s/ MICHAEL W. POPE *	Director	April 29, 2020
Michael W. Pope

/s/ GRADY K. SUMMERS *	Director	April 29, 2020
Grady K. Summers

/s/ AMY ROTHSTEIN *	Director	April 29, 2020
Amy Rothstein

*Pursuant to Power of Attorney

BY: /s/ MATTHEW MCRAE
Matthew McRae, as attorney in fact