Form 10-Q
period 2020-03-29
Arlo Technologies, Inc.
filed 2020-05-11
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 77,452,280 as of April 24, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Arlo Technologies, Inc. (“Arlo” or the “Company”) on May 5, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 (the “Report”), originally due on May 8, 2020, would be delayed due to disruptions caused by the COVID-19 pandemic. In particular, the Company’s stock price experienced volatility during the period covered by the Report, resulting in the need to conduct an impairment assessment of the Company's intangible, long-lived assets and goodwill, and the uncertainty caused by the COVID-19 pandemic complicated the analysis required in connection with such impairment assessment, resulting in the Company needing additional time to complete such assessment.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Report.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$176,425	$236,680
Short-term investments (amortized cost of $30,068 and $19,967, allowance for credit losses of $0 and $0)	30,157	19,990
Accounts receivable (net of allowance for credit losses of $863 and $609)	61,376	127,317
Inventories	61,027	68,624
Prepaid expenses and other current assets	12,569	16,958
Total current assets	341,554	469,569
Property and equipment, net	19,284	21,352
Operating lease right-of-use assets, net	30,184	31,300
Intangibles, net	950	1,306
Goodwill	11,038	11,038
Restricted cash	4,117	4,139
Other non-current assets	3,049	4,008
Total assets	$410,176	$542,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,103	$111,650
Deferred revenue	46,875	50,362
Accrued liabilities	100,447	127,400
Income tax payable	4,120	4,489
Total current liabilities	190,545	293,901
Non-current deferred revenue	12,973	15,736
Non-current operating lease liabilities	27,776	29,001
Non-current income taxes payable	92	92
Other non-current liabilities	229	606
Total liabilities	231,615	339,336
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 77,361,231 at March 29, 2020 and 75,785,952 at December 31, 2019	77	76
Additional paid-in capital	349,212	334,821
Accumulated other comprehensive income	117	(2)
Accumulated deficit	(170,845)	(131,519)
Total stockholders’ equity	178,561	203,376
Total liabilities and stockholders’ equity	$410,176	$542,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands, except per share data)
Revenue:
Products	$50,723	$46,608
Services	14,727	11,272
Total revenue	65,450	57,880
Cost of revenue:
Products	52,188	50,284
Services	9,309	5,651
Total cost of revenue	61,497	55,935
Gross profit	3,953	1,945

Operating expenses:
Research and development	15,243	18,161
Sales and marketing	11,038	14,221
General and administrative	18,784	10,536
Separation expense	79	906
Gain on sale of business	(292)	—
Total operating expenses	44,852	43,824

Loss from operations	(40,899)	(41,879)
Interest income	535	862
Other income (expense), net	1,183	(47)
Loss before income taxes	(39,181)	(41,064)
Provision for income taxes	145	220
Net loss	$(39,326)	$(41,284)

Net loss per share:
Basic	$(0.51)	$(0.55)
Diluted	$(0.51)	$(0.55)
Weighted average shares used to compute net loss per share:
Basic	76,560	74,409
Diluted	76,560	74,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Net loss	$(39,326)	$(41,284)
Other comprehensive income (loss), before tax:
Unrealized gain on derivative instruments	53	40
Unrealized gain on available-for-sale securities	66	21
Total other comprehensive income (loss), before tax	119	61
Tax benefit (provision) related to derivative instruments	—	(5)
Total other comprehensive income (loss), net of tax	119	56
Comprehensive loss	$(39,207)	$(41,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2019	75,786	$76	$334,821	$(2)	$(131,519)	$203,376
Net loss	—	—	—	—	(39,326)	(39,326)
Stock-based compensation expense	—	—	11,985	—	—	11,985
Settlement of liability classified RSUs	—	—	2,573	—	—	2,573
Issuance of common stock under stock-based compensation plans	1,375	1	—	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	732	1	1,853	—	—	1,854
Restricted stock unit withholdings	(532)	(1)	(2,020)	—	—	(2,021)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	66	—	66
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	53	—	53
Balance as of March 29, 2020	77,361	$77	$349,212	$117	$(170,845)	$178,561

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	281	281
Net loss	—	—	—	—	(41,284)	(41,284)
Stock-based compensation expense	—	—	4,653	—	—	4,653
Issuance of common stock under stock-based compensation plans	481	1	—	—	—	1
Restricted stock unit withholdings	(176)	—	(1,068)	—	—	(1,068)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	21	—	21
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	35	—	35
Balance as of March 31, 2019	74,552	$75	$318,862	$56	$(86,852)	$232,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(39,326)	$(41,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,773	2,375
Premium amortization / discount accretion on investments, net	(5)	(137)
Stock-based compensation expense	12,773	4,653
Allowance for credit losses and inventory reserves	1,709	3,280
Gain on sale of business	(292)	—
Deferred income taxes	100	(12)
Changes in assets and liabilities:
Accounts receivable, net	65,685	94,174
Inventories	6,142	(9,411)
Prepaid expenses and other assets	5,273	13,114
Accounts payable	(71,834)	(27,486)
Deferred revenue	(6,251)	(2,254)
Accrued and other liabilities	(25,651)	(52,497)
Net cash used in operating activities	(48,904)	(15,485)
Cash flows from investing activities:
Purchases of property and equipment	(1,111)	(4,260)
Purchases of short-term investments	(20,096)	(9,897)
Proceeds from maturities of short-term investments	10,000	15,000
Net cash provided (cash used) by investing activities	(11,207)	843
Cash flows from financing activities:
Proceeds related to employee benefit plans	1,854	1
Restricted stock unit withholdings	(2,020)	(1,068)
Net cash used in financing activities	(166)	(1,067)
Net decrease in cash and cash equivalents and restricted cash	(60,277)	(15,709)
Cash and cash equivalents and restricted cash, at beginning of period	240,819	155,424
Cash and cash equivalents and restricted cash, at end of period	$180,542	$139,715

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$323	$1,880
De-recognition of build-to-suit assets and liabilities	$—	$(21,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Basis of Presentation

The Company

The Company combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) - and primarily generates revenue by selling devices through retail channels, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases.

The Company has dual corporate headquarters located in San Jose, California and Carlsbad, California and also maintains offices to provide sales and customer support at various global locations.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

Reclassification

Certain reclassifications have been made to the prior year’s condensed consolidated statements of cash flows to conform to the current year’s presentation. The reclassifications had no effect on the net cash used (provided by) in operating activities, investing activities or financing activities on the prior year’s statement of cash flows.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 29, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes during the three months ended March 29, 2020, other than the accounting policy discussed below.

Trade accounts receivable

The Company is exposed to credit losses primarily through sales of products and services. The Company's allowance for current estimated credit losses methodology for trade accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and determined that the estimate of credit losses was not significantly impacted. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables.

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

Accounting Pronouncements Recently Adopted

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020, is immaterial.

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2022 (or January 1, 2021 should the Company cease to be classified as an EGC), with early adoption permitted. The Company early adopted ASU 2019-12 in the first quarter of 2020. The impact of the adoption of ASU 2019-12 on its financial statements is immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting Pronouncements Not Yet Effective
In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its financial statements and related disclosures.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 29, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$59,916	$10,258	$3,120	$73,294

The majority of the performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the three months ended March 29, 2020 and March 31, 2019, $8.6 million and $9.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $14.9 million and $11.5 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $8.7 million and $8.6 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 14, Segment and Geographic Information, for revenue by geography.

Note 4.    Disposal of Business

On November 4, 2019, the Company and Verisure S.à.r.l. (“Verisure”) concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”). The Verisure Agreements created a strategic partnership that leverages both the Company and Verisure’s capabilities to create incremental scale to address the ever-growing demand for residential and commercial security. The strategic partnership combines the Company’s innovative connected cameras and cloud services platform with Verisure’s professionally monitored security solutions to provide a new level of smart security for European customers. The Purchase Agreement provided that, upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company transferred, sold and assigned to Verisure certain assets (the "Assets") related to the Company’s commercial operations in Europe (the "Business") to Verisure for $50.0 million in cash plus additional cash for certain inventory. The Purchase Agreement contained customary representations and warranties regarding Verisure, the Business and the Assets, indemnification provisions, termination rights and other customary provisions. Further, the Company has agreed not to engage in any business that competes with the Business for a period of three years.

The transaction closed on December 30, 2019 for $52.7 million including working capital adjustments and resulted in a pretax gain of $54.9 million in the fourth quarter of 2019. In the first quarter of 2020, the Company recorded an additional gain of $292 thousand that was recorded in Gain on sale of business in the Company's unaudited condensed consolidated statements of operations as a result of the final working capital adjustment.

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

The Supply Agreement provides that Verisure is the exclusive distributor of Company products in Europe for all channels, and will non-exclusively distribute the Company's products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate minimum purchase commitment of $500 million, which includes annual minimum commitments. On December 30, 2019, Verisure prepaid the Company $20 million for product purchases in fiscal 2020 and will prepay $40.0 million on the first anniversary of the closing of the Purchase Agreement for product purchases in fiscal 2021.

The Supply Agreement also includes certain Non-recurring Engineering ("NRE") services to be delivered to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. As of March 29, 2020, Verisure has paid $2.5 million for this NRE service. For the three months ended March 29, 2020, the Company recognized service revenue of $946 thousand for this NRE service.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the Purchase Agreement, the Company also entered into a Transition Services Agreement with Verisure (“Verisure TSA”) to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support for 12 months, and other services for three to six months, including sales and marketing, operations and supply chain, finance, legal, and human resources which may be extended as mutually agreed upon by the parties. As compensation for these transition services, the Company will be reimbursed by Verisure based on actual direct costs plus allocation of overhead. For the three months ended March 29, 2020, the Company charged Verisure $1.1 million for Verisure TSA services which was recorded as Other income, given such services are not related to the primary business in which the Company operates. The related Verisure TSA expenses in the same amount were recognized as incurred and reported under their natural expense classification.

Note 5.    Balance Sheet Components

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with the Company’s lease agreement for its headquarters in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$176,425	$236,680
Restricted cash	4,117	4,139
Total as presented on the unaudited condensed consolidated statements of cash flows	$180,542	$240,819

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$135,582	$151,290
Restricted cash	4,133	4,134
Total as presented on the unaudited condensed consolidated statements of cash flows	$139,715	$155,424

Available-for-sale short-term investments

	As of March 29, 2020				As of December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$30,068	$89	$—	$30,157	$19,967	$23	$—	$19,990

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investment for the three months ended March 29, 2020.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts receivable, net

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Gross accounts receivable	$62,239	$127,926
Allowance for credit losses	(863)	(609)
Total accounts receivable, net	$61,376	$127,317

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

Three Months Ended
March 29, 2020
(In thousands)
Balance at the beginning of the period	$609
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—
Provision for expected credit losses	254
Amounts written off charged against the allowance	—
Balance at the end of the period	$863

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of March 29, 2020.

Property and equipment, net

The components of property and equipment are as follows:

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Machinery and equipment	$13,808	$13,402
Software	11,941	11,945
Computer equipment	4,093	4,047
Furniture and fixtures	4,040	4,075
Leasehold improvements	8,022	8,087
Total property and equipment, gross	41,904	41,556
Accumulated depreciation and amortization	(22,620)	(20,204)
Total property and equipment, net	$19,284	$21,352

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense pertaining to property and equipment was $2.4 million and $2.0 million for the three months ended March 29, 2020 and March 31, 2019, respectively.

Intangibles, net

	As of March 29, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(8,883)	$917	$9,800	$(8,540)	$1,260
Other	500	(467)	33	500	(454)	46
Total intangibles, net	$10,300	$(9,350)	$950	$10,300	$(8,994)	$1,306

As of March 29, 2020, the remaining weighted-average estimated useful life of intangibles was 0.7 years. Amortization of intangibles was $356 thousand and $381 thousand for the three months ended March 29, 2020 and March 31, 2019, respectively. There was no impairment recorded for the three months ended March 29, 2020 and March 31, 2019.

As of March 29, 2020, estimated amortization expense related to finite-lived intangibles for the remaining year was $950 thousand.

Goodwill

There was no change in the carrying amount of goodwill during the three months ended March 29, 2020 and the goodwill as of December 31, 2019 and March 29, 2020 was $11.0 million.

Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The uncertainty brought about by COVID-19 pandemic has adversely impacted the Company's stock price. The resulting impact to the Company’s market capitalization is a qualitative factor to consider when evaluating whether events or changes in circumstances indicate that it is more likely than not that a potential goodwill impairment exists. The Company concluded that the decline in the price of its common stock as a result of the COVID-19 impact was an indicator that the Company’s goodwill might be impaired. As a result, the Company performed a quantitative assessment as of March 29, 2020.

The Company operates as one operating and reportable segment. The Company estimated the fair value of the business using the discounted cash flow model ("DCF model"), as management believes forecasted operating cash flows are the best indicator of current fair value. The assumptions used in the DCF model include weighted-average cost of capital, projected revenue based on projected revenue growth rate, projected operating expenses, income taxes as well as capital expenditures and change in working capital. Estimating the fair value of the business was a subjective process involving the use of estimates and judgments, particularly related to future cash flows, which are inherently uncertain. Based on the results of the quantitative assessment, the respective fair value was in excess of the carrying amount by $94.1 million, or 52.7%.

As fair value was greater than carrying amount, goodwill was not impaired as of March 29, 2020. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million. The

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company determined that no events occurred or circumstances changed during the three months ended March 29, 2020 that would more likely than not reduce the fair value of the Company below its carrying amount.

Other non-current assets

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$1,218	$1,318
Deposits	790	764
Other	1,041	1,926
Total other non-current assets	$3,049	$4,008

Accrued liabilities

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Sales and marketing	$37,242	$53,974
Sales returns	26,620	28,817
Accrued employee compensation	6,440	11,795
Current operating lease liabilities	4,138	3,912
Warranty obligation	3,188	3,169
Freight	1,480	2,690
Other	21,339	23,043
Total accrued liabilities	$100,447	$127,400

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6.    Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 29, 2020 and December 31, 2019:

	As of March 29, 2020			As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$51,544	$51,544	$—	$31,472	$31,472	$—
Available-for-sale securities: U.S. treasuries (1)	30,157	30,157	—	19,990	19,990	—
Foreign currency forward contracts (2)	106	—	106	27	—	27
Total assets measured at fair value	$81,807	$81,701	$106	$51,489	$51,462	$27
Liabilities:
Foreign currency forward contracts (3)	$225	$—	$225	$375	$—	$375
Total liabilities measured at fair value	$225	$—	$225	$375	$—	$375
_________________________

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.

(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.

(3)	Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of March 29, 2020 and December 31, 2019, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of March 29, 2020 and December 31, 2019, the Company has no Level 3 fair value assets or liabilities.

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

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 29, 2020 and December 31, 2019 are summarized as follows:

Derivative Assets	Balance Sheet Location	March 29, 2020	December 31, 2019	Balance Sheet Location	March 29, 2020	December 31, 2019
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$106	$27	Accrued liabilities	$225	$347
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	28
Total		$106	$27		$225	$375

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

The following tables set forth the offsetting of derivative assets as of March 29, 2020 and December 31, 2019:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 29, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$—	$—	$—	$—	$—	$—
Wells Fargo Bank	106	—	106	(106)	—	—
Total	$106	$—	$106	$(106)	$—	$—

December 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$6	$—	$6	$(6)	$—	$—
Wells Fargo Bank	21	—	21	(21)	—	—
Total	$27	$—	$27	$(27)	$—	$—

The following tables set forth the offsetting of derivative liabilities as of March 29, 2020 and December 31, 2019

As of March 29, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$46	$—	$46	$—	$—	$46
Wells Fargo Bank	179	—	179	(106)	—	73
Total	$225	$—	$225	$(106)	$—	$119

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	83	—	83	(6)	—	77
Wells Fargo Bank	292	—	292	(21)	—	271
Total	$375	$—	$375	$(27)	$—	$348

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company enters into about eight forward contracts per quarter with an average size of $2.0 million USD equivalent related to its cash flow hedging program.

The Company did not enter into any forward contracts related to its cash flow hedging program for the three months ended March 29, 2020. The effects of the Company's cash flow hedges from the previous quarter on the unaudited condensed consolidated statements of operations for the three months ended March 29, 2020 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$65,450	$61,497	$15,243	$11,038	$18,784
Gains (losses) on cash flow hedge	$(4)	$—	$—	$—	$—

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

The Company expects to reclassify to earnings all of the amounts recorded in AOCI (as defined below) associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 8, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of hedge designation as there were no discontinued cash flow hedges during the three months ended March 29, 2020 and March 31, 2019.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about nine non-designated derivatives per quarter with an average size of $1.7 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three months ended March 29, 2020 and March 31, 2019 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		March 29, 2020	March 31, 2019
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$1,079	$(121)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 29, 2020 and March 31, 2019.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)
Other comprehensive income (loss) before reclassifications	66	49	—	115
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(4)	—	(4)
Net current period other comprehensive income (loss)	66	53	—	119
Balance as of March 29, 2020	$89	$28	$—	$117

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income (loss) before reclassifications	21	125	(5)	141
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	85	—	85
Net current period other comprehensive income (loss)	21	40	(5)	56
Balance as of March 31, 2019	$19	$42	$(5)	$56

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 29, 2020 and March 31, 2019:

	Three Months Ended March 29, 2020		Three Months Ended March 31, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$(4)	$(4)	$125	$120	Revenue
Foreign currency contracts	—	—	—	(1)	Cost of revenue
Foreign currency contracts	—	—	—	(18)	Research and development
Foreign currency contracts	—	—	—	(11)	Sales and marketing
Foreign currency contracts	—	—	—	(5)	General and administrative
	$(4)	$(4)	$125	$85	Total *
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

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate plus two and one-quarter percentage points (2.25%), plus an additional five percentage points (5%) during any period that an event of default has occurred and is continuing. Among other fees, the Company is required to pay an annual facility fee equal to 0.25% of the limit under the Credit Facility due upon entry into the Credit Agreement and on each anniversary thereof. The annual facility fee is capitalized and being amortized as interest expense over a 12-month period. The Company incurred debt issuance costs for the Credit Agreement, which are recorded in prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheets and are being amortized as interest expense over the contractual term of the Credit Agreement.

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain certain amount of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of March 29, 2020, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of March 29, 2020.

Note 10.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Fixed lease expense for lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The operating lease expense for the three months ended March 29, 2020 and March 31, 2019 was as follows:

	Statements of Operations Location	March 29, 2020	March 31, 2019
		(In thousands)
Operating lease cost (1)	General and administrative	$1,837	$863
________________________

(1)	Included short-term leases and variable lease costs which were immaterial.

Supplemental cash flow information related to operating leases for the three months ended March 29, 2020 and was as follows:

	March 29, 2020	March 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,486	$756
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$14,559

Weighted average remaining lease term and weighted average discount rate related to operating leases as of March 29, 2020 were as follows:

Weighted average remaining lease term	7.5 years
Weighted average discount rate	5.67%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of March 29, 2020 was as follows (in thousands):

2020 (Remaining nine months)	$4,318
2021	5,698
2022	5,551
2023	4,874
2024	4,439
Thereafter	14,655
Total lease payments	39,535
Less: interest (1)	(7,621)
Total	$31,914

Accrued liabilities	$4,138
Non-current operating lease liabilities	27,776
Total	$31,914
________________________

(1)	Calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases.
The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of December 31, 2019 was as follows (in thousands):

2020	$5,660
2021	5,735
2022	5,589
2023	4,908
2024	4,450
Thereafter	14,669
Total lease payments	$41,011
Less: interest (1)	(8,098)
Total	$32,913

Accrued liabilities	$3,912
Non-current operating lease liabilities	29,001
Total	$32,913

________________________

(1)	Calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of March 29, 2020 the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of March 29, 2020, the Company had approximately $51.4 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of March 29, 2020, the loss liability from committed purchases was $1.9 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Balance at the beginning of the period	$3,169	$3,712
Provision for warranty obligation made during the period	207	—
Settlements made during the period	(188)	(511)
Balance at the end of the period	$3,188	$3,201

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

In the Federal Action, the court appointed a shareholder named Matis Nayman to serve as lead plaintiff and the law firm of Keller Lenkner LLC as lead counsel. On June 7, 2019, plaintiff filed an amended complaint, which alleged that defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by failing to adequately disclose quality control problems and adverse sales trends surrounding the Company’s IPO. The amended complaint also named as defendants the underwriters in the IPO and NETGEAR, Inc. Defendants filed a motion to dismiss the amended complaint on August 6, 2019, and the court granted that motion on December 19, 2019, while giving plaintiff leave to amend. On February 13, 2020, plaintiff filed a second amended complaint. On the same day, the parties asked the court to stay the case to allow for plaintiff to file a motion for preliminary approval of a class-wide settlement. On February 14, 2020, the court stayed the case.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 (the “Derivative Action”) in the U.S. District Court for the Northern District of California. The action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action.

On April 15, 2020, a purported stockholder named David W. Foster filed a lawsuit under 8 Del. C. § 220 in the Delaware Court of Chancery. Plaintiff seeks inspection of corporate books and records to investigate the allegations underlying the State Actions and Federal Action. Plaintiff also seeks an order directing the Company to pay his costs and expenses.

Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt the Company’s financial condition and results of operations and divert management’s attention and resources from our business. As of March 29, 2020, the Company had accrued a loss contingency of $1.25 million for the Federal Action.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of March 29, 2020 and December 31, 2019.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of March 29, 2020 and December 31, 2019. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its key executives (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer and Chief Financial Officer) or (b) the individual’s base salary for six months (for other key executives), (2) (a) 12 months of health benefits continuation (for the Chief Executive Officer and Chief Financial Officer) or (b) six months of health benefits continuation (for other key executives) and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1.5 times for the Chief Financial Officer) of the sum of the individual’s annual base salary and target annual bonus (for the Chief Executive Officer and Chief Financial Officer) or (b) a cash severance equal to the individual’s annual base salary (for other key executives), (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer, 18 months for the Chief Financial Officer, and 12 months for other key executives) and (3) vesting of all outstanding, unvested equity awards. Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of March 29, 2020.

On May 2, 2019, the Company and Patrick J. Collins III, the Company’s Senior Vice President of Products, entered into a Separation and Release Agreement (the “Separation Agreement”) regarding Mr. Collins’ separation from the Company, effective May 1, 2019. Pursuant to the Separation Agreement, Mr. Collins received cash severance equal to his annual base salary, 12 months of health benefits continuation and accelerated vesting of any of his unvested equity awards that would have vested during the 12 months following the termination date.

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

Note 11.     Employee Benefit Plans

The Company grants options and restricted stock units ("RSUs") under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. Award vesting periods for this plan are generally three to four years. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the applicable option agreement and at prices no less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

The following table sets forth the available shares for grant under the 2018 Plan as of March 29, 2020 and December 31, 2019:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2019 (1)	2,630
Additional authorized shares	3,031
Granted	(795)
Forfeited / cancelled (2)	1,717
Shares traded for taxes	532
Shares available for grant as of March 29, 2020	7,115
_________________________

(1)
Includes Arlo IPO Options of 2.8 million shares granted to certain of the Company’s named executive officers (“NEOs”) with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). Each of the IPO Options has a ten-year contractual term and an exercise price equal to the fair value of a share of Arlo common stock on the date of grant and will vest as follows:

•	The Tranche 1 Service Option vests in equal monthly installments during the 24-month period that begins on the two-year anniversary of the option grant date;

•
The Tranche 2 Performance Option vests on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a cumulative registered accounts milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 2 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 2 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 2 Performance Option, in equal monthly installments during the 24-month period on the first day of each month beginning on September 1, 2020;

•
The Tranche 3 Performance Option vests on the later of (i) the date (prior to the four-year anniversary of the grant date) of satisfaction of a paid recurring revenue milestone and (ii) if the milestone has been satisfied prior to the applicable date, then (a) with respect to 25% of the Tranche 3 Performance Option, on the first anniversary of the option grant date, (b) with respect to 25% of the Tranche 3 Performance Option, on the second anniversary of the option grant date, and (c) with respect to the remaining 50% of the Tranche 3 Performance Option, in equal monthly installments during the 24-month period on the first day of each month beginning on September 1, 2020;

•
The Tranche 4 Performance Option vests on the one-year anniversary of the grant date based on the extent to which the revenue and non-GAAP gross profit milestones for the second half of fiscal 2018 are achieved; and

•	The Tranche 5 Performance Option vests on the two-year anniversary of the grant date based on the extent to which the revenue and non-GAAP gross profit milestones for the fiscal 2019 are achieved.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 29, 2020, the Tranche 2 performance milestone was achieved and Tranche 3 performance milestone is probable to be achieved. However, Tranches 4 and 5 performance measurement period were completed and none of the performance milestones were achieved, hence, none of the shares vested.

Tranches 1 to 5 granted to Mr. Collins were cancelled in connection with his separation from the Company in May 2019. Tranches 4 and 5 granted to the Chief Executive Officer ("CEO") were voluntarily forfeited in 2019 as the performance milestones for those Tranches were not achieved. Tranches 1, 2 and 3 granted to the CEO were voluntarily forfeited in January 2020 by the CEO. The performance milestones for Tranches 4 and 5 that were granted to the Chief Financial Officer were not met, hence, Tranche 4 was cancelled in 2019 and Tranche 5 is pending cancellation.

(2)
Includes 1.4 million IPO Options that were voluntarily cancelled by the Company's CEO in January 2020 with no replacement award, and 0.2 million units subject to the performance RSUs ("PSUs") granted to the Company's NEOs that were cancelled as the performance milestone was not achieved.

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 16, 2019 and ended on August 15, 2019. As of March 29, 2020, approximately 1.5 million shares were available for issuance under the ESPP.

On March 3, 2020, the Company registered an aggregate of up to 3,788,756 shares of the Company’s common stock on Registration Statement on Form S-8, including 3,031,005 shares issuable pursuant to the Company's 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan on January 1, 2020 pursuant to an “evergreen” provision contained in the 2018 Plan and 757,751 shares issuable pursuant to the Company’s 2018 ESPP that were automatically added to the shares authorized for issuance under the 2018 ESPP on January 1, 2020 pursuant to an “evergreen” provision contained in the 2018 ESPP.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Arlo’s stock option activity during the three months ended March 29, 2020 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019 (1)	6,040	$11.56
Granted	—	$—
Exercised	—	$—
Forfeited / cancelled (2)	(1,417)	$15.92
Outstanding as of March 29, 2020	4,623	$10.22
Vested and expected to vest as of March 29, 2020	4,623	$11.56
Exercisable Options as of March 29, 2020	3,375	$8.69

(1)
Includes Arlo IPO Options of 2.8 million shares granted to certain of the Company’s NEOs with performance-based vesting criteria (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). Tranches 1 to 5 granted to Mr. Collins were cancelled in connection with his separation from the Company in May 2019. Tranches 4 and 5 granted to the CEO were voluntarily forfeited in 2019 as the performance milestones for those tranches were not achieved, Tranches 1, 2 and 3 granted to the CEO were voluntarily forfeited in January 2020 with no replacement award. The performance milestones for Tranches 4 and 5 that were granted to the Chief Financial Officer were not met, hence, Tranche 4 was cancelled in 2019 and Tranche 5 was pending cancellation on the 2nd anniversary of the grant date.

(2)	Includes 1.4 million shares subject to the IPO Options that were voluntarily cancelled by the CEO in January 2020 with no replacement award.

NETGEAR’s stock option activity for Arlo employees during the three months ended March 29, 2020 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	205	$25.94
Exercised	(3)	$21.83
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of March 29, 2020	202	$25.99
Vested and expected to vest as of March 29, 2020	202	$25.99
Exercisable Options as of March 29, 2020	168	$24.39

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

Arlo’s RSU activity during the three months ended March 29, 2020 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019 (1)	7,851	$6.50
Granted	794	$4.06
Vested	(1,375)	$7.14
Forfeited	(300)	$4.84
Outstanding as of March 29, 2020	6,970	$6.17

(1)
Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ended December 31, 2019 is achieved. As of March 29, 2020, 0.2 million shares subject to the PSUs granted to the Company's NEOs were cancelled as the performance milestone was not achieved.

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

NETGEAR’s RSU activity for Arlo employees during the three months ended March 29, 2020 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	278	$36.14
Vested	(41)	$40.20
Forfeited	(9)	$35.54
Outstanding as of March 29, 2020	228	$35.44

The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under Arlo’s ESPP for the three months ended March 29, 2020 and March 31, 2019.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	ESPP
	March 29, 2020	March 31, 2019
Expected life (in years)	0.5	0.5
Risk-free interest rate	1.55%	2.49%
Expected volatility	73.0%	97.6%
Dividend yield	—	—

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

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Cost of revenue	$503	$369
Research and development	1,660	1,297
Sales and marketing	751	940
General and administrative	9,859	2,047
Total stock-based compensation	$12,773	$4,653

The Company recognizes these compensation expense generally on a straight-line basis over the requisite service period of the award.

In January 2020, the IPO Options (Tranches 1, 2 and 3) granted to the CEO were voluntarily forfeited with no replacement award. The cancellation was treated as a settlement for no consideration and all remaining unrecognized compensation cost of $7.4 million was accelerated and recognized as stock-based compensation expenses for the three months ended March 29, 2020.

As of March 29, 2020, $3.9 million of unrecognized compensation cost related to Arlo’s stock options and IPO options was expected to be recognized over a weighted-average period of 1.8 years. $25.3 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.6 years.

As of March 29, 2020, $0.3 million of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 1.6 years. $6.0 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 1.6 years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12.     Income Taxes

The provision for income taxes for the three months ended March 29, 2020 and March 31, 2019, was $0.1 million, or an effective tax rate of (0.4)%, and $0.2 million, or an effective tax rate of (0.5)%, respectively. During the three months ended March 29, 2020, the Company sustained lower book losses than the same periods in the prior year. Consistent with the prior year, the Company has a full valuation allowance on its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets because of uncertainty about its future profitability. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The decrease in provision for income taxes for the three months ended March 29, 2020, compared to the prior year period was primarily due to lower foreign earnings in 2020 compared to 2019.

Note 13.     Net Income (Loss) Per Share

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

Net loss per share for three months ended March 29, 2020 and March 31, 2019 were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands, except per share data)
Numerator:
Net loss	$(39,326)	$(41,284)
Denominator:
Weighted average common shares - basic	76,560	74,409
Potentially dilutive common share equivalent	—	—
Weighted average common shares - dilutive	76,560	74,409

Basic net loss per share	$(0.51)	$(0.55)
Diluted net loss per share	$(0.51)	$(0.55)

Anti-dilutive employee stock-based awards, excluded	8,003	10,030

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
United States (“U.S.”)	$45,544	$41,803
Americas (excluding U.S.)	4,614	2,563
EMEA	7,573	9,302
APAC	7,719	4,212
Total revenue	$65,450	$57,880

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
United States (“U.S.”)	$15,426	$17,100
Americas (excluding U.S.)	807	904
EMEA	293	316
China	1,926	2,089
APAC (excluding China)	832	943
Total property and equipment, net	$19,284	$21,352

Note 15.     Subsequent Events

Tenant Allowance Reimbursement

Under the terms of our lease agreement, the Company received a Tenant Improvement Reimbursement of $3.5 million in May 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, market position of our products and technology and the potential adverse impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped approximately 16.6 million smart connected devices, and, as of March 29, 2020, our smart platform had approximately 4.2 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services through in-app purchases. International revenue was 30.4% and 27.8% of our revenue for the three months ended March 29, 2020 and March 31, 2019, respectively.

For the three months ended March 29, 2020 and March 31, 2019, we generated revenue of $65.5 million and $57.9 million, respectively, representing a year-over-year increase of 13.1%. Loss from operations was $40.9 million for the three months ended March 29, 2020 and $41.9 million for the three months ended March 31, 2019. Separation expense of $0.1 million and $0.9 million was included in the loss amount for the three months ended March 29, 2020 and March 31, 2019, respectively. Gain on sale of business of $0.3 million was included in the loss amount for the three months ended March 29, 2020.

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

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Cumulative registered accounts	4,245	35.8%	3,126
Paid accounts for the period	255	57.4%	162
Devices shipped for the period	642	(0.8)%	647

Cumulative Registered Accounts. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered users at the end of a particular period as the number of unique registered accounts on the Arlo platform as of the end of such particular period. The number of registered accounts does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people. We have changed our definition from registered users to registered accounts starting in the fourth quarter ended December 31, 2019 due to the Verisure transaction, Verisure will own the registered accounts but we will continue to provide services to these European customers under the Verisure Agreements.

Paid Accounts. Paid accounts worldwide measured as any account where a subscription to a paid service is being collected (either by Arlo or by Arlo's customers or channel partners), plus paid service plans of a duration of more than 3 months bundled with products (such bundles being counted as a paid account after 90 days have elapsed from the date of registration). During the second quarter of 2019, we factored in an adjustment to the first quarter of 2019 paid account number and have subsequently revised the first quarter of 2019 paid accounts total to 162,000. In the fourth quarter ended December 31, 2019, we have redefined paid subscribers as paid accounts to include customers that were transferred to Verisure as part of the disposal of our commercial operations in Europe because we will continue to provide services to these European customers and receive payments associated with them under the Verisure Agreements.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. COVID-19 has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While this is expected to be temporary, the current circumstances are dynamic and the future impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. Our priorities and actions during the COVID-19 pandemic are focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing early and continuous updates to our health and safety policies and processes.  We have successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world.  We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic.  As a result, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of the Company’s hedging instruments, among others. We also anticipate that COVID-19 could significantly reduce our revenues and increase product and service costs and operating expenses for the remainder of fiscal 2020 due to the following:

•	temporary closure or decrease in foot traffic to our major distributors' retail stores and shift of focus to essential goods distribution;

•	disruption to our supply chain caused by delayed delivery of components from our third-party manufacturers and other suppliers located in regions affected by COVID-19;

•	deferment of customer spending due to economic uncertainty;

•	decreased productivity due to travel ban, work-from-home policies or shelter in place orders; and

•	a slow-down in the global economy or a credit crisis.

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include but are not limited to proactively managing working capital by closely monitoring customers credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and deferment of salary increases and hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	March 29, 2020		March 31, 2019
	(In thousands, except percentage data)
Revenue:
Products	$50,723	77.5%	$46,608	80.5%
Services	14,727	22.5%	11,272	19.5%
Total revenue	65,450	100.0%	57,880	100.0%
Cost of revenue:
Products	52,188	79.8%	50,284	86.9%
Services	9,309	14.2%	5,651	9.8%
Total cost of revenue	61,497	94.0%	55,935	96.6%
Gross profit	3,953	6.0%	1,945	3.4%
Operating expenses:
Research and development	15,243	23.3%	18,161	31.4%
Sales and marketing	11,038	16.9%	14,221	24.6%
General and administrative	18,784	28.7%	10,536	18.2%
Separation expense	79	0.1%	906	1.6%
Gain on sale of business	(292)	(0.4)%	—	—
Total operating expenses	44,852	68.5%	43,824	75.7%
Loss from operations	(40,899)	(62.5)%	(41,879)	(72.4)%
Interest income	535	0.8%	862	1.5%
Other income (expense), net	1,183	1.8%	(47)	(0.1)%
Loss before income taxes	(39,181)	(59.9)%	(41,064)	(70.9)%
Provision for income taxes	145	0.2%	220	0.4%
Net loss	$(39,326)	(60.1)%	$(41,284)	(71.3)%

Revenue

Our gross revenue consists primarily of sales of devices and prepaid and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our prepaid services primarily pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period, one-year free subscription for basic services. Prepaid services also include one year of Arlo Smart bundled with our Arlo Ultra products launched in early 2019, and three-month free subscription for Arlo Smart services for our Arlo Pro 3 products launched in late September 2019 and Arlo Video Doorbell launched in late November 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts.

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

Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally. Revenue associated with the NRE arrangement under the Supply Contract was not significant for the three months ended March 29, 2020. We expect that our revenue and profitability in Europe will improve over the lifetime of the Supply Agreement.

While the pandemic did not materially adversely affect our financial results and business operations for the first fiscal quarter ended March 29, 2020, we expect that our revenue, gross margin and operating expenses for the remainder of fiscal 2020 could be adversely affected by COVID-19. The temporary closure or decrease in foot traffic at our major distributors' retail stores and shifting of focus on essential goods distribution of certain of our distributors, and delayed delivery of components from suppliers located in regions affected by COVID-19 may decrease our shipments and production as well increase in our estimated sales returns, excess and obsolescence reserves, allowance for credit losses and impairment of certain of our assets.

Our priorities and actions during the COVID-19 pandemic are focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing early and continuous updates to our health and safety policies and processes.  We have successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world.  We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic.  We continue to work with our suppliers to address any supply chain disruptions which might include larger component backlogs, travel restrictions and logistics changes that can impact our operations.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Americas	$50,158	13.1%	$44,366
Percentage of revenue	76.6%		76.7%
EMEA	7,573	(18.6)%	9,302
Percentage of revenue	11.6%		16.1%
APAC	7,719	83.3%	4,212
Percentage of revenue	11.8%		7.3%
Total revenue	$65,450	13.1%	$57,880

Revenue for the three months ended March 29, 2020 increased 13.1%, compared to the prior year period. The increase was primarily driven by higher service revenue, less provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue, partially offset by a decrease in product shipments.

Service revenue increased by $3.5 million, or 30.7%, for the three months ended March 29, 2020 compared to the prior year period, due to increased paid subscribers compared to the prior year period and Verisure NRE services.

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

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: product mix, sales channel mix, registered accounts' acceptance of paid subscription service offerings, fluctuation in foreign exchange rates and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty product conversion costs, charges for excess or obsolete inventory, and amortization of acquired intangibles. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and services costs and gross margin.
The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Cost of revenue:
Products	$52,188	3.8%	$50,284
Services	9,309	64.7%	5,651
Total cost of revenue	$61,497	9.9%	$55,935
Gross margin	6.0%		3.4%

Cost of revenue increased for the three months ended March 29, 2020, primarily due to the increase in product revenue, higher service costs and warranty costs compared to the prior year period. The increase in warranty cost is a result of an adjustment to our sales returns reserves this quarter to take into account a longer warranty returns lag, which we calculate based on historical actual warranty returns data. The increase in service costs is in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile.

Gross margin increased for the three months ended March 29, 2020 compared to the prior year period, due to the product margin increase, which is primarily due to a reduction in channel promotion activities that are deemed to be reductions of revenue, partially offset by decreased product shipments and increased warranty costs and scrap provision.

Our service margin decreased for the three months ended March 29, 2020 compared to prior year period, primarily due to our higher investment in our cloud service offerings.

Operating Expenses

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
The following table presents research and development expense for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Research and development expense	$15,243	(16.1)%	$18,161

Research and development expense decreased for the three months ended March 29, 2020, compared to the prior year period, due to decreases of $1.7 million in personnel-related expenses primarily due to the reduction in force implemented in the last quarter of 2019, and $0.5 million in corporate IT and facility overhead. Also, certain research and development expenses amounting to $0.7 million were attributed to the Verisure NRE projects, and are classified as cost of service revenue.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Sales and marketing expense	$11,038	(22.4)%	$14,221

Sales and marketing expense decreased for the three months ended March 29, 2020, compared to the prior year period, primarily due to decreases in personnel-related expenses of $1.7 million and outside professional services of $1.0 million as a result of the transfer of our European sales and marketing on December 30, 2019 to Verisure, the reduction in force implemented in the last quarter of 2019, and reduction in travel-related expense as a result of COVID-19 restrictions.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, corporate IT and facilities overhead, strategic initiative expense, and other general corporate expense. We expect our general and administrative expense to stay relatively flat in absolute dollars. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.
The following table presents general and administrative expense for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
General and administrative expense	$18,784	78.3%	$10,536

General and administrative expense increased for the three months ended March 29, 2020, compared to the prior year period, primarily due to higher personnel-related expenditures of $7.4 million, as a result of the stock-based compensation expense recognized for the voluntary forfeiture of our CEO's IPO Options (Tranches 1, 2 and 3) in January 2020, and $0.5 million of Verisure transaction costs recognized in the first quarter of 2020.
Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a standalone company, we have incurred separation costs. The significant reduction during the three months ended March 29, 2020 was as a result of the substantial completion of our Separation from NETGEAR effective December 31, 2018.
The following table presents separation expense for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Separation expense	$79	(91.3)%	$906

Gain on sale of business

The following table presents gain on sale of business for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Gain on sale of business	$(292)	**	$—
**Percentage change not meaningful

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $0.3 million as a result of the final working capital adjustment. There was no gain or loss for the three months ended March 31, 2019. Refer to Note 4, Disposal of business, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete discussion of this disposal.

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Interest income	535	**	862
Other income (expense), net	1,183	**	(47)
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to decrease as we use up our short-term investments and cash and cash equivalents to fund our operations while interest rates have also declined.

During the three months ended March 29, 2020 and March 31, 2019, we earned interest income of $0.5 million and $0.9 million, respectively, from our short-term investments and cash and cash equivalents.

Other income (expense), net, increased for the three months ended March 29, 2020, compared to the prior year period primarily due to Verisure TSA reimbursements of $1.1 million.

Provision for Income Taxes

	Three Months Ended
	March 29, 2020	% Change	March 31, 2019
	(In thousands, except percentage data)
Provision for income taxes	$145	(34.1)%	$220
Effective tax rate	(0.4)%		(0.5)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The decrease in provision for income taxes for the three months ended March 29, 2020, compared to the prior year period was primarily due to lower foreign earnings in 2020 compared to 2019. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted by the United States. We are continuing to analyze the CARES Act, but it had no material impact on our provision for income taxes for the three months ended March 29, 2020.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of March 29, 2020, our accumulated deficit was $170.8 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of March 29, 2020, we had cash, cash equivalents and short-term investments totaling $206.6 million. 10.7% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact would generally be immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of March 29, 2020, we have not borrowed against this credit facility. Refer to Note 9. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement.

Based on our current plans, business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future, including sooner as may be anticipated, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or for other purposes, such as acquisitions. In addition, to preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the Distribution that could limit our ability to pursue certain transactions including equity issuances.

We have no commitments to obtain such additional financing and cannot assure you that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products, potential acquisitions of related businesses or technology.
The following table presents our cash flows for the periods presented:

	Three Months Ended
	March 29, 2020	March 31, 2019
	(In thousands)
Net cash used in operating activities	$(48,904)	$(15,485)
Net cash provided by (used in) investing activities	(11,207)	843
Net cash used in financing activities	(166)	(1,067)
Net cash decrease	$(60,277)	$(15,709)

Operating activities

Net cash used in operating activities increased by $33.4 million for the three months ended March 29, 2020 compared to the prior year period, due primarily to payments to suppliers for purchases made in the fourth quarter of 2019. Our cash inflow from changes in assets and liabilities decreased by $42.3 million year over year as a result of increased accounts payable payments, and was offset by an $8.9 million year over year decrease in net loss, plus adjustments to reconcile net loss to net cash used in operations.

Our days sales outstanding (“DSO”) decreased to 83 days as of March 29, 2020 compared to 97 days as of December 31, 2019. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory decreased to $61.0 million as of March 29, 2020 from $68.6 million as of December 31, 2019, primarily due to continued focus on inventory management and an increase in certain inventory reserves as a result of the estimated impact of COVID-19 on expected future demand. Despite lowering our inventory, our ending inventory turns were 3.4x in the three months ended March 29, 2020 down from 5.9x turns in the three months ended December 31, 2019, primarily as a result of the normal seasonal reduction in our business. Our accounts payable decreased to $39.1 million as of March 29, 2020 from $111.7 million as of December 31, 2019, primarily as a result of lower inventory purchases and payments to suppliers for the purchases made in the fourth quarter of 2019.

Investing activities

Net cash used in investing activities increased by $12.1 million for the three months ended March 29, 2020 compared to the prior year period, primarily due to purchases of short-term investments of $10.2 million, less maturity of short-term investments in the amount of $5.0 million, partially offset by less purchases of property equipment of $3.1 million.

Financing activities

Net cash used in financing activities of $166 thousand in the three months ended March 29, 2020 represented tax withholdings from restricted stock unit releases, primarily offset by proceeds from ESPP contributions. Net cash used in financing activities was $1.1 million for the three months ended March 31, 2019, representing tax withholdings from restricted stock unit releases.

Contractual Obligations

As of the date of this report, there were no material changes to our contractual obligations during the three months ended March 29, 2020 from those disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Off-Balance Sheet Arrangements
As of March 29, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the three months ended March 29, 2020, other than Trade accounts receivable as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

During the three months ended March 29, 2020, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  The design of our processes and controls allow for remote execution with accessibility to secure data.  We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 10, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

Investing in our common stock involves substantial risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. You should consider all of the factors described as well as the other information in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020, as amended (the “Annual Report”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in the Annual Report. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Related to Our Business

*The effects of health epidemics, including the recent COVID-19 pandemic, could have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we, our partners and our customers operate. On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and our customers. For example, we have implemented a work-from-home policy for the vast majority of employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees, customers, partners and stockholders.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The COVID-19 pandemic also could reduce demand for our products and services as our largest channel partners focus on selling essential goods, temporarily close stores or experience decreases in foot traffic. In addition, a recession or market correction resulting from the spread of COVID-19 could further decrease technology spending, adversely affecting demand for our products and services, our business and the value of our common stock.

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue.

The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole.

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

Our results of operations are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include, but are not limited to:

•	changes in the pricing policies of, or the introduction of new products by, us or our competitors;

•	delays in the introduction of new products by us or market acceptance of these products;

•	health epidemics and other outbreaks, including the COVID-19 pandemic, which could significantly disrupt our operations;

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•	competition with greater resources may cause us to lower prices and in turn could result in reduced margins and loss of market share;

•	epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•	slow or negative growth in the connected lifestyle, home electronics, and related technology markets;

•	seasonal shifts in end-market demand for our products;

•	unanticipated decreases or delays in purchases of our products by our significant retailers, distributors, and other channel partners;

•	component supply constraints from our vendors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•	the inability to maintain stable operations by our suppliers and other parties with whom we have commercial relationships;

•	discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand, or potential liability;

•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•	excess levels of inventory and low turns;

•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•	delay or failure to fulfill orders for our products on a timely basis;

•	delay or failure of our retailers, distributors, and other channel partners to purchase at their historic volumes or at the volumes that they or we forecast;

•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

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

*We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $39.3 million and $41.3 million for the three months ended March 29, 2020 and March 31, 2019, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of March 29, 2020, our accumulated deficit was $170.8 million.

As of March 29, 2020, our cash and cash equivalents and short-term investments totaled $206.6 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next twelve months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

*We recently entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will be a successful collaboration.

Verisure will have the exclusive right to market and distribute our products in Europe.  Our results of operations may be negatively impacted if Verisure is not successful in selling our products in Europe. Even though the Supply Agreement provides for minimum purchase commitments, if Verisure fails to pay on a timely basis, or at all, including because of effects from COVID-19, or otherwise does not perform under the Supply Agreement our cash flow would be reduced. We are also exposed to increased credit risk if Verisure fails or becomes insolvent. We also cannot provide any assurance that we will successfully develop custom products as specified by Verisure under the Supply Agreement.

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

*We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank (the “Credit Agreement”) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

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

There can be no assurance that we will be able to comply with the financial and other covenants in the Credit Agreement, and the effects of the COVID-19 pandemic may increase the risk of our inability to comply with such covenants. Our failure to comply with these covenants could cause us to be unable to borrow under the Credit Agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the Credit Agreement, which would require us to pay all amounts then outstanding. If we are unable to repay those amounts, the Lender could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.  Such an event could materially adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance, and senior management personnel. The competition for qualified personnel with significant experience in the design, development, manufacturing, marketing, and sales in the markets in which we operate is intense, both where our U.S. operations are based, including Silicon Valley, and in global markets in which we operate. Our inability to attract qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and services. Decreases in our stock price may negatively affect our efforts to attract and retain qualified personnel. Changes to U.S. immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts. We will continue to replace key personnel, from within or looking outside, wherever we find the best candidates.

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

Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon.com, Inc. ("Amazon"), which is also one of our primary competitors, may materially adversely affect our business, results of operations, and financial condition.

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

*We rely on a limited number of traditional and online retailers and wholesale distributors for a substantial portion of our sales, and our revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our sales channels, which results in fewer sales channels for our products.

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”) , and Amazon and their respective affiliates. For the three months ended March 29, 2020, we derived 20.7%, 19.2%, 13.1%, and 11.0% of our revenue from Costco, Best Buy, Amazon, and Verisure Ireland DAC and their affiliates, respectively. In addition, we sell to wholesale distributors, including Also Holdings AG, Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

*We depend on large, recurring purchases from certain significant retailers, distributors, and other channel partners, and a loss, cancellation, or delay in purchases by these channel partners could negatively affect our revenue.

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

*Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of technology and other companies, including recently in connection with the ongoing COVID-19 pandemic, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on the market price of our common stock include:

•	actual or anticipated fluctuations in our results of operations or our competitors’ operating results;

•	actual or anticipated changes in the growth rate of the connected lifestyle market, our growth rate or our competitors’ growth rates;

•	delays in the introduction of new products by us or market acceptance of these products;

•	conditions in the financial markets in general or changes in general economic conditions, including due to the COVID-19 pandemic;

•	changes in governmental regulation, including taxation and tariff policies;

•	interest rate or currency exchange rate fluctuations;

•	our ability to forecast or report accurate financial results; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally.

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

*We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, including due to the COVID-19 pandemic, we could lose market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Sky Light Industrial Ltd. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. In addition, one of our principal manufacturers, Foxconn closed its acquisition of Belkin International in September 2018, which includes the WeMo brand of home automation products, which may compete directly with us. Due to changing economic conditions, including due to the COVID-19 pandemic, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three months ended March 29, 2020, we derived 13.1% of our revenue from Amazon and its affiliates.

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

*Our sales and operations in international markets expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall revenue. International sales were 30.4% and 27.8% of overall revenue in the three months ended March 29, 2020 and March 31, 2019, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic, and business conditions, conditions in the financial markets, and changes in the overall demand for connected lifestyle products. Our products and services may be considered discretionary items for our consumer and small business end-users. A severe and/or prolonged economic downturn, including as a result of the COVID-19 pandemic, could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products.

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

* Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include, but are not limited to:

•	changes in tax laws or the regulatory environment;

•	changes in the valuation allowance against deferred tax assets;

•	increases in interests and penalties related to income taxes;

•	changes in accounting and tax standards or practices;

•	changes in the composition of operating income by tax jurisdiction; and

•	changes in our operating results before taxes.

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

As of December 31, 2019, our U.S Federal and State net operating loss carryforwards were approximately $61.0 million and approximately $45.4 million respectively. Moreover, our U.S Federal and State research and development tax credits were approximately $1.6 million and approximately $1.3 million, respectively. The utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. In the event that we experience the ownership changes due to our future transactions in our stocks, we may be limited to utilize net operating loss and tax credit carryforwards to reduce our taxable income and tax liabilities respectively that we may earn in the future.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) have been working new laws on the taxation of the digital economy to provide taxing rights to jurisdictions where the customers or users are located. Some countries have enacted, and others have proposed the new laws to tax the digital transactions. These developments could result in material impacts to our financial statements.

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

Notwithstanding the opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the Distribution, together with certain related transactions, should be treated as a taxable transaction if it were to determine that any of the facts, assumptions, representations, statements or undertakings upon which the opinion of counsel was based were false or had been violated, or if it were to disagree with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS or the courts, and we cannot assure that the IRS or a court would not assert a contrary position. NETGEAR has not requested, and does not intend to request, a ruling from the IRS with respect to the treatment of the Distribution or certain related transactions for U.S. federal income tax purposes.

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

We have agreed in the tax matters agreement entered into between us and NETGEAR to indemnify NETGEAR for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the Distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the Separation-related agreements or in the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations arising under the tax matters agreement could be material.

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

*Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of March 29, 2020, we have 77,361,231 shares of common stock outstanding.

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

We are subject to various securities class action and derivative complaints, as more fully discussed in the heading under “Litigation and Other Legal Matters” in Note 10, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Date: May 11, 2020