Form 10-Q
period 2020-06-28
Arlo Technologies, Inc.
filed 2020-08-06
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 78,136,752 as of July 24, 2020.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$185,424	$236,680
Short-term investments (amortized cost of $20,016 and $19,967)	20,030	19,990
Accounts receivable (net of allowance for credit losses of $810 and $609)	46,466	127,317
Inventories	65,814	68,624
Prepaid expenses and other current assets	9,948	16,958
Total current assets	327,682	469,569
Property and equipment, net	18,210	21,352
Operating lease right-of-use assets, net	26,048	31,300
Intangibles, net	594	1,306
Goodwill	11,038	11,038
Restricted cash	4,141	4,139
Other non-current assets	2,244	4,008
Total assets	$389,957	$542,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,902	$111,650
Deferred revenue	44,287	50,362
Accrued liabilities	99,423	127,400
Income tax payable	3,491	4,489
Total current liabilities	200,103	293,901
Non-current deferred revenue	10,259	15,736
Non-current operating lease liabilities	27,026	29,001
Non-current income taxes payable	92	92
Other non-current liabilities	573	606
Total liabilities	238,053	339,336
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 78,089,035 at June 28, 2020 and 75,785,952 at December 31, 2019	78	76
Additional paid-in capital	351,913	334,821
Accumulated other comprehensive income	14	(2)
Accumulated deficit	(200,101)	(131,519)
Total stockholders’ equity	151,904	203,376
Total liabilities and stockholders’ equity	$389,957	$542,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands, except per share data)
Revenue:
Products	$49,603	$72,445	$100,326	$119,053
Services	17,029	11,153	31,756	22,425
Total revenue	66,632	83,598	132,082	141,478
Cost of revenue:
Products	51,186	67,839	103,374	118,123
Services	9,957	6,109	19,266	11,760
Total cost of revenue	61,143	73,948	122,640	129,883
Gross profit	5,489	9,650	9,442	11,595

Operating expenses:
Research and development	14,192	17,594	29,435	35,755
Sales and marketing	11,713	14,511	22,751	28,732
General and administrative	9,837	10,914	28,621	21,450
Separation expense	82	717	161	1,623
Gain on sale of business	—	—	(292)	—
Total operating expenses	35,824	43,736	80,676	87,560

Loss from operations	(30,335)	(34,086)	(71,234)	(75,965)
Interest income	151	712	686	1,574
Other income (expense), net	1,111	31	2,294	(16)
Loss before income taxes	(29,073)	(33,343)	(68,254)	(74,407)
Provision for income taxes	183	349	328	569
Net loss	$(29,256)	$(33,692)	$(68,582)	$(74,976)

Net loss per share:
Basic	$(0.38)	$(0.45)	$(0.89)	$(1.01)
Diluted	$(0.38)	$(0.45)	$(0.89)	$(1.01)
Weighted average shares used to compute net loss per share:
Basic	77,885	74,729	77,229	74,569
Diluted	77,885	74,729	77,229	74,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Net loss	$(29,256)	$(33,692)	$(68,582)	$(74,976)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	(28)	(64)	25	(24)
Unrealized gain (loss) on available-for-sale securities	(75)	53	(9)	74
Total other comprehensive income (loss), before tax	(103)	(11)	16	50
Tax benefit (provision) related to derivative instruments	—	6	—	1
Total other comprehensive income (loss), net of tax	(103)	(5)	16	51
Comprehensive loss	$(29,359)	$(33,697)	$(68,566)	$(74,925)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of March 29, 2020	77,361	$77	$349,212	$117	$(170,845)	$178,561
Net loss	—	—	—	—	(29,256)	(29,256)
Stock-based compensation expense	—	—	3,772	—	—	3,772
Settlement of liability classified RSUs	—	—	57	—	—	57
Issuance of common stock under stock-based compensation plans	1,150	1	—	—	—	1
Restricted stock unit withholdings	(422)	—	(1,128)	—	—	(1,128)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(75)	—	(75)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(28)	—	(28)
Balance as of June 28, 2020	78,089	$78	$351,913	$14	$(200,101)	$151,904

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of March 31, 2019	74,552	$75	$318,862	$56	$(86,852)	$232,141
Net loss	—	—	—	—	(33,692)	(33,692)
Stock-based compensation expense	—	—	5,389	—	—	5,389
Issuance of common stock under stock-based compensation plans	472	—	11	—	—	11
Restricted stock unit withholdings	(155)		(614)	—	—	(614)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	53	—	53
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(58)	—	(58)
Balance as of June 30, 2019	74,869	$75	$323,648	$51	$(120,544)	$203,230

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2019	75,786	$76	$334,821	$(2)	$(131,519)	$203,376
Net loss	—	—	—	—	(68,582)	(68,582)
Stock-based compensation expense	—	—	15,757	—	—	15,757
Settlement of liability classified RSUs	—	—	2,630	—	—	2,630
Issuance of common stock under stock-based compensation plans	2,525	2	—	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	732	1	1,853	—	—	1,854
Restricted stock unit withholdings	(954)	(1)	(3,148)	—	—	(3,149)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	25	—	25
Balance as of June 28, 2020	78,089	$78	$351,913	$14	$(200,101)	$151,904

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	281	281
Net loss	—	—	—	—	(74,976)	(74,976)
Stock-based compensation expense	—	—	10,042	—	—	10,042
Issuance of common stock under stock-based compensation plans	953	1	11	—	—	12
Restricted stock unit withholdings	(331)	—	(1,682)	—	—	(1,682)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	74	—	74
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(23)	—	(23)
Balance as of June 30, 2019	74,869	$75	$323,648	$51	$(120,544)	$203,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(68,582)	$(74,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,476	4,980
Premium amortization / discount accretion on investments, net	44	(274)
Stock-based compensation expense	17,337	10,042
Allowance for (release of) credit losses and inventory reserves	1,182	(51)
Gain on sale of business	(292)	—
Deferred income taxes	27	74
Changes in assets and liabilities:
Accounts receivable, net	80,650	85,916
Inventories	1,827	28,042
Prepaid expenses and other assets	8,745	1,784
Accounts payable	(58,669)	(59,865)
Deferred revenue	(11,553)	(2,527)
Accrued and other liabilities	(24,875)	(47,806)
Net cash used in operating activities	(48,683)	(54,661)
Cash flows from investing activities:
Purchases of property and equipment	(1,184)	(7,116)
Purchases of short-term investments	(25,094)	(24,793)
Proceeds from maturities of short-term investments	25,000	30,000
Net cash used in investing activities	(1,278)	(1,909)
Cash flows from financing activities:
Proceeds related to employee benefit plans	1,856	12
Restricted stock unit withholdings	(3,149)	(1,682)
Net cash used in financing activities	(1,293)	(1,670)
Net decrease in cash and cash equivalents and restricted cash	(51,254)	(58,240)
Cash and cash equivalents and restricted cash, at beginning of period	240,819	155,424
Cash and cash equivalents and restricted cash, at end of period	$189,565	$97,184

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,523	$(2,753)
De-recognition of build-to-suit assets and liabilities	$—	$(21,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

The Company

The Company combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and primarily generates revenue by selling devices through retail channels, wholesale distribution and wireless carrier channels and paid subscription services.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended June 28, 2020

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes during the six months ended June 28, 2020, other than the accounting policies discussed below and the recent accounting pronouncements adopted and discussed below under Accounting Pronouncements Recently Adopted.

Trade accounts receivable

The Company is exposed to credit losses primarily through sales of products and services. The Company's allowance for current estimated credit losses for trade accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

The Company’s monitoring activities include timely and regular account reconciliations, dispute resolution, payment confirmation, review of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and determined that the estimate of credit losses was not significantly impacted. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables.

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

Accounting Pronouncements Recently Adopted

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses, limited to the amount by which fair value is below amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment recorded on January 1, 2020 is immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2022 (or January 1, 2021 should the Company cease to be classified as an EGC), with early adoption permitted. The Company early adopted ASU 2019-12 in the first quarter of 2020. The impact of the adoption of ASU 2019-12 on the Company's financial statements is immaterial.

Accounting Pronouncements Not Yet Effective

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The accounting standards update is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its financial statements and related disclosures.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, or cash flows.

Note 3. Deferred Revenue

Deferred Revenue

Deferred revenue consists of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Deferred revenue consists of prepaid services and customer billings in advance of revenues being recognized from the Company's subscription contracts. Advance payments include prepayments for products and Non-Recurring Engineering ("NRE") services under the Supply Agreement with Verisure S.à.r.l. (“Verisure”). Refer to Note 4, Disposal of Business, for a complete discussion of Verisure transaction.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 28, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$57,380	$8,266	$2,066	$67,712

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The majority of the performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the six months ended June 28, 2020 and June 30, 2019, $21.4 million and $20.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $29.0 million and $22.8 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $15.4 million and $16.1 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

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

The transaction closed on December 30, 2019 pursuant to which the Company received $52.7 million including working capital adjustments and resulted in a pretax gain of $54.9 million in the fourth fiscal quarter of 2019. In the first fiscal quarter of 2020, the Company recorded an additional gain of $292 thousand that was recorded in Gain on sale of business in the Company's unaudited condensed consolidated statements of operations as a result of the final working capital adjustment.

The assets and liabilities sold and assigned to Verisure were determined to have met the criteria to be classified as held for sale as of November 4, 2019, the execution date of the Purchase Agreement. The transaction contemplated by the Purchase Agreement did not meet the criteria for discontinued operations as the Company is expected to have continued involvement in Europe through manufacturing and shipping of products to the region through sales to Verisure as part of the Supply Agreement and therefore no significant change in revenue from the region is expected; it was determined the transaction did not represent a strategic shift. The Company also assessed whether a loss needed to be recorded upon initial classification of the assets and liabilities as held for sale to adjust its carrying amount to the fair value less cost to sell. As the carrying amount of the assets and liabilities was lower than fair value less cost to sell, no adjustment was necessary. As of the closing date of December 30, 2019, the Company concluded that no impairment existed for the assets and no adjustment was necessary for the liabilities. Further, the Company reassessed the fair value and cost to sell, and noted that they had not changed since the initial classification of the assets and liabilities as held for sale. Given such, no loss adjustment was necessary.

The Supply Agreement provides that Verisure is the exclusive distributor of the Company's products in Europe for all channels, and will non-exclusively distribute the Company's products through its direct channels globally for an

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate minimum purchase commitment of $500 million, which includes annual minimum commitments. On December 30, 2019, Verisure prepaid the Company $20.0 million for product purchases in fiscal 2020 and will prepay $40.0 million on the first anniversary of the closing of the Purchase Agreement for product purchases in fiscal 2021.

The Supply Agreement also includes certain NRE services to be delivered to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. In the second fiscal quarter of 2020, an additional $3.5 million was added to the contract price as a result of a modification to Verisure's specification for the Outdoor Custom Camera. As of June 28, 2020, Verisure has paid $5.0 million for this NRE service. For the three and six months ended June 28, 2020, the Company recognized service revenue of $2.3 million and $3.2 million, respectively, for this NRE service.

As part of the Purchase Agreement, the Company also entered into a Transition Services Agreement with Verisure (“Verisure TSA”) to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support for 12 months, and other services for three to six months, including sales and marketing, operations and supply chain, finance, legal, and human resources which may be extended as mutually agreed upon by the parties. As compensation for these transition services, the Company will be reimbursed by Verisure based on actual direct costs plus allocation of overhead. For the three and six months ended June 28, 2020, the Company charged Verisure $1.0 million and $2.1 million, respectively, for Verisure TSA services which were recorded as Other income, given such services are not related to the primary business in which the Company operates. The related Verisure TSA expenses in the same amount were recognized as incurred and reported under their natural expense classification.

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

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$185,424	$236,680
Restricted cash	4,141	4,139
Total as presented on the unaudited condensed consolidated statements of cash flows	$189,565	$240,819

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$93,050	$151,290
Restricted cash	4,134	4,134
Total as presented on the unaudited condensed consolidated statements of cash flows	$97,184	$155,424

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale short-term investments

	As of June 28, 2020				As of December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$20,016	$14	$—	$20,030	$19,967	$23	$—	$19,990

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months. The Company did not recognize any allowance for credit losses related to available for sale short-term investment for the three and six months ended June 28, 2020.

Accounts receivable, net

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Gross accounts receivable	$47,276	$127,926
Allowance for credit losses	(810)	(609)
Total accounts receivable, net	$46,466	$127,317

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended	Six Months Ended
	June 28, 2020	June 28, 2020
	(In thousands)
Balance at the beginning of the period	$863	$609
Provision for expected credit losses	(53)	201
Amounts written off charged against the allowance	—	—
Balance at the end of the period	$810	$810

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of June 28, 2020.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment, net

The components of property and equipment are as follows:

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Machinery and equipment	$14,762	$13,402
Software	12,254	11,945
Computer equipment	4,095	4,047
Furniture and fixtures	4,043	4,075
Leasehold improvements	8,023	8,087
Total property and equipment, gross	43,177	41,556
Accumulated depreciation and amortization	(24,967)	(20,204)
Total property and equipment, net	$18,210	$21,352

Depreciation and amortization expense pertaining to property and equipment was $2.3 million and $4.8 million for the three and six months ended June 28, 2020, respectively, and $2.2 million and $4.2 million for the three and six months ended June 30, 2019, respectively.

Intangibles, net

	As of June 28, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(9,227)	$573	$9,800	$(8,540)	$1,260
Other	500	(479)	21	500	(454)	46
Total intangibles, net	$10,300	$(9,706)	$594	$10,300	$(8,994)	$1,306

As of June 28, 2020, the remaining weighted-average estimated useful life of intangibles was 0.4 years. Amortization of intangibles was $356 thousand and $712 thousand for the three and six months ended June 28, 2020, respectively, and $381 thousand and $763 thousand for the three and six months ended June 30, 2019, respectively. There was no impairment recorded for the three and six months ended June 28, 2020 and June 30, 2019.

As of June 28, 2020, estimated amortization expense related to finite-lived intangibles for the remaining year was $594 thousand.

Goodwill

There was no change in the carrying amount of goodwill during the six months ended June 28, 2020 and the goodwill as of December 31, 2019 and June 28, 2020 was $11.0 million.

Goodwill Impairment

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

In the first fiscal quarter 2020, the uncertainty brought about by the COVID-19 pandemic adversely impacted the Company's stock price. The resulting impact to the Company’s market capitalization is a qualitative factor to consider when evaluating whether events or changes in circumstances indicate that it is more likely than not that a potential goodwill impairment exists. The Company concluded that the decline in the price of its common stock as a result of the COVID-19 impact was an indicator that the Company’s goodwill might be impaired. As a result, in the first fiscal quarter of 2020, the Company performed a quantitative assessment using the discounted cash flow model ("DCF model") as of March 29, 2020. The Company estimated the fair value of the business using the DCF model, as management believes forecasted operating cash flows are the best indicator of current fair value. The assumptions used in the DCF model include weighted-average cost of capital, projected revenue based on projected revenue growth rate, projected operating expenses, income taxes as well as capital expenditures and change in working capital. Estimating the fair value of the business was a subjective process involving the use of estimates and judgments, particularly related to future cash flows, which are inherently uncertain. Based on the results of the quantitative assessment using the DCF model, as of March 29, 2020, the respective fair value was substantially in excess of the carrying amount by $94.1 million, or 53%.

The Company determined that no events occurred or circumstances changed during the three months ended June 28, 2020 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$1,292	$1,318
Deposits	122	764
Other	830	1,926
Total other non-current assets	$2,244	$4,008

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Sales and marketing	$34,612	$53,974
Sales returns	23,256	28,817
Accrued employee compensation	9,675	11,795
Current operating lease liabilities	4,367	3,912
Warranty obligation	3,023	3,169
Freight	2,500	2,690
Other	21,990	23,043
Total accrued liabilities	$99,423	$127,400

Note 6. Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 28, 2020 and December 31, 2019:

	As of June 28, 2020			As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$11,726	$11,726	$—	$31,472	$31,472	$—
Available-for-sale securities: U.S. treasuries (1)	20,030	20,030	—	19,990	19,990	—
Foreign currency forward contracts (2)	—	—	—	27	—	27
Total assets measured at fair value	$31,756	$31,756	$—	$51,489	$51,462	$27
Liabilities:
Foreign currency forward contracts (3)	$27	$—	$27	$375	$—	$375
Total liabilities measured at fair value	$27	$—	$27	$375	$—	$375
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of June 28, 2020 and December 31, 2019, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of June 28, 2020 and December 31, 2019, the Company has no Level 3 fair value assets or liabilities.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 28, 2020 and December 31, 2019 are summarized as follows:

Derivative Assets	Balance Sheet Location	June 28, 2020	December 31, 2019	Balance Sheet Location	June 28, 2020	December 31, 2019
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$—	$27	Accrued liabilities	$27	$347
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	28
Total		$—	$27		$27	$375

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

The following tables set forth the offsetting of derivative assets as of June 28, 2020 and December 31, 2019:

As of June 28, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
(In thousands)
HSBC	$—	$—	$—	$—	$—	$—
Wells Fargo Bank	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

December 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$6	$—	$6	$(6)	$—	$—
Wells Fargo Bank	21	—	21	(21)	—	—
Total	$27	$—	$27	$(27)	$—	$—

The following tables set forth the offsetting of derivative liabilities as of June 28, 2020 and December 31, 2019

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 28, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$—	$—	$—	$—	$—	$—
Wells Fargo Bank	27	—	27	—	—	27
Total	$27	$—	$27	$—	$—	$27

December 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	83	—	83	(6)	—	77
Wells Fargo Bank	292	—	292	(21)	—	271
Total	$375	$—	$375	$(27)	$—	$348

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company did not enter into any forward contracts related to its cash flow hedging program for the six months ended June 28, 2020. The effects of the Company's cash flow hedges from the contracts placed in the fourth quarter of 2019 on the unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2020 are summarized as follows:

	Three Months Ended June 28, 2020
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$66,632	$61,143	$14,192	$11,713	$9,837
Gains (losses) on cash flow hedge	$28	$—	$—	$—	$—

	Six Months Ended June 28, 2020
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$132,082	$122,640	$29,435	$22,751	$28,621
Gains (losses) on cash flow hedge	$23	$—	$—	$—	$—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 are summarized as follows:

	Three Months Ended June 30, 2019
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$83,598	$73,948	$17,594	$14,511	$10,914
Gains (losses) on cash flow hedge	$127	$(1)	$(3)	$(24)	$(4)

	Six Months Ended June 30, 2019
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$141,478	$129,883	$35,755	$28,732	$21,450
Gains (losses) on cash flow hedge	$247	$(2)	$(21)	$(35)	$(9)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI (as defined below) associated with its cash flow hedges over the next 12 months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 8, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended June 28, 2020 and June 30, 2019.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about ten non-designated derivatives per quarter with an average size of $2.0 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2020 and June 30, 2019 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(417)	$(23)	$661	$(144)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 28, 2020 and June 30, 2019.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of March 29, 2020	$89	$28	$—	$117
Other comprehensive income (loss) before reclassifications	(75)	—	—	(75)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	28	—	28
Net current period other comprehensive income (loss)	(75)	(28)	—	(103)
Balance as of June 28, 2020	$14	$—	$—	$14

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)
Other comprehensive income (loss) before reclassifications	(9)	48	—	39
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	23	—	23
Net current period other comprehensive income (loss)	(9)	25	—	16
Balance as of June 28, 2020	$14	$—	$—	$14

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of March 31, 2019	$19	$42	$(5)	$56
Other comprehensive income (loss) before reclassifications	53	31	6	90
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	95	—	95
Net current period other comprehensive income (loss)	53	(64)	6	(5)
Balance as of June 30, 2019	$72	$(22)	$1	$51

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income (loss) before reclassifications	74	156	1	231
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	180	—	180
Net current period other comprehensive income (loss)	74	(24)	1	51
Balance as of June 30, 2019	$72	$(22)	$1	$51

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended
	June 28, 2020		June 30, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$28	$31	$127	Revenue
Foreign currency contracts	—	—	—	(1)	Cost of revenue
Foreign currency contracts	—	—	—	(3)	Research and development
Foreign currency contracts	—	—	—	(24)	Sales and marketing
Foreign currency contracts	—	—	—	(4)	General and administrative
	$—	$28	$31	$95	Total *

	Six Months Ended
	June 28, 2020		June 30, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$48	$23	$156	$247	Revenue
Foreign currency contracts	—	—	—	(2)	Cost of revenue
Foreign currency contracts	—	—	—	(21)	Research and development
Foreign currency contracts	—	—	—	(35)	Sales and marketing
Foreign currency contracts	—	—	—	(9)	General and administrative
	$48	$23	$156	$180	Total *
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

Borrowings under the Credit Agreement generally bear interest at floating rates based upon the prime rate subject to a floor rate of five percent (5%) plus two and one-quarter percentage points (2.25%), plus an additional five percentage points (5%) during any period that an event of default has occurred and is continuing. Among other fees, the Company is required to pay an annual facility fee equal to 0.25% of the limit under the Credit Facility due upon entry into the Credit Agreement and on each anniversary thereof. The annual facility fee is capitalized and being amortized as interest expense over a 12-month period. The Company incurred debt issuance costs for the Credit Agreement, which are recorded in prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheets and are being amortized as interest expense over the contractual term of the Credit Agreement.

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain certain amount of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of June 28, 2020, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of June 28, 2020.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the leases for the Company's offices in San Jose, California and Richmond, Canada, the Company received tenant improvement allowances ("TIA") of $3.5 million and $450 thousand, respectively, in the second quarter of 2020 from lessors for certain improvements the Company made to the leased properties. The improvement made to the leased property in San Jose, California is considered as lessee-owned, and the Company recorded the improvement as a leasehold improvement within property and equipment, net and the TIA as a reduction to the ROU asset with the impact of the decrease recognized prospectively over the remaining lease term. The improvement made to the leased property in Richmond, Canada is considered as lessor-owned, and the Company recorded the improvement as a prepaid rent within prepaid expenses and other current assets and the TIA as a reduction to prepaid rent.

The operating lease expense for the three and six months ended June 28, 2020 and June 30, 2019 was as follows:

		Three Months Ended		Six Months Ended
	Statements of Operations Location	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
			(In thousands)
Operating lease cost (1)	General and administrative	$1,755	$2,479	$3,592	$3,342
________________________
(1) Includes short-term leases and variable lease costs which were immaterial.

Supplemental cash flow information related to operating leases for the three and six months ended June 28, 2020 and June 30, 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,473	$656	$2,959	$1,412
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$461	$7,174	$461	$21,733

Weighted average remaining lease term and weighted average discount rate related to operating leases as of June 28, 2020 were as follows:

Weighted average remaining lease term	7.3 years
Weighted average discount rate	5.69%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of June 28, 2020 was as follows (in thousands):

2020 (Remaining six months)	$2,988
2021	5,877
2022	5,719
2023	4,932
2024	4,443
Thereafter	14,660
Total lease payments	38,619
Less: interest (1)	(7,226)
Total	$31,393

Accrued liabilities	$4,367
Non-current operating lease liabilities	27,026
Total	$31,393
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced after November 5, 2019 were calculated using the Company's borrowing rate defined in the Credit Agreement with Western Alliance Bank.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of June 28, 2020 the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancellable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancellable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of June 28, 2020, the Company had approximately $51.5 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of June 28, 2020, the loss liability from committed purchases was $2.6 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Balance at the beginning of the period	$3,188	$3,201	$3,169	$3,712
Provision for warranty obligation made during the period	24	218	231	218
Settlements made during the period	(189)	(187)	(377)	(698)
Balance at the end of the period	$3,023	$3,232	$3,023	$3,232

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara, and one complaint in the U.S. District Court for the Northern District of California against the Company and certain of its executives and directors. Some of these actions also name as defendants the underwriters in the Company’s initial public offering ("IPO") and NETGEAR, Inc. ("NETGEAR"). The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018; Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019; Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019; Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019; Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019; and Hill v. Arlo Technologies, Inc. et al., No. 19CV343033, filed February 22, 2019. On April 26, 2019, the state court consolidated these actions as In re Arlo Technologies, Inc. Shareholder Litigation, No. 18CV339231 (the “State Action"). The action pending in federal court is Wong v. Arlo Technologies, Inc. et al., No. 19-CV-00372 (the “Federal Action”).

The plaintiffs in the State Action filed a consolidated complaint on May 1, 2019. The consolidated complaint generally alleges that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended. The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO offering documents.

On June 21, 2019, the court stayed the State Action pending resolution of the Federal Action, given the substantial overlap between the claims. The court has set a case management conference for December 18, 2020, so the parties can provide an update regarding the status of the Federal Action.

In the Federal Action, the court appointed a shareholder named Matis Nayman to serve as lead plaintiff and the law firm of Keller Lenkner LLC as lead counsel. On June 7, 2019, plaintiff filed an amended complaint, which alleged that defendants violated the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, by failing to adequately disclose quality control problems and adverse sales trends surrounding the Company’s IPO. The amended complaint also named as defendants the underwriters in the IPO and NETGEAR, Inc. Defendants filed a motion to dismiss the amended complaint on August 6, 2019, and the court granted that motion on December 19, 2019, while giving plaintiff leave to amend. On February 13, 2020, plaintiff filed a second amended complaint. On the same day, the parties asked the court to stay the case to allow for plaintiff to file a motion for preliminary approval of a class-

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
wide settlement. On February 14, 2020, the court stayed the case. On June 12, 2020, plaintiff filed an unopposed motion for preliminary approval of a class action settlement. A hearing on the motion is scheduled for September 17, 2020.

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

On April 15, 2020, a purported stockholder named David W. Foster filed a lawsuit under 8 Del. C. § 220 in the Delaware Court of Chancery. Plaintiff seeks inspection of corporate books and records to investigate the allegations underlying the State Actions and Federal Action. Plaintiff also seeks an order directing the Company to pay his costs and expenses. On June 30, 2020, the parties filed a stipulation to stay the case so that they could attempt to reach a negotiated resolution. On July 1, 2020, the court approved the stipulation and directed the parties to provide a status report in 60 days.

Regardless of the merits or ultimate results of the above-described litigation matters, they could result in substantial costs, which would hurt the Company’s financial condition and results of operations and divert management’s attention and resources from our business. As of June 28, 2020, the Company had accrued a loss contingency of $1.25 million for the Federal Action.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of June 28, 2020 and December 31, 2019.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of June 28, 2020 and December 31, 2019. In connection with the separation of the Company’s business from NETGEAR (the “Separation”), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of June 28, 2020.

On June 15, 2020 (the “Retirement Date”), Christine Gorjanc retired as the Chief Financial Officer, principal financial officer and principal accounting officer of the Company. In connection with her retirement, the Company, NETGEAR and Ms. Gorjanc entered into a Separation Agreement and Release (the “Separation Agreement”) pursuant to which Ms. Gorjanc received a $15,000 cash payment and accelerated vesting of (i) 8,749 shares subject to Company stock options, (ii) 43,216 shares subject to Company restricted stock units, (iii) 2,897 shares subject to NETGEAR stock options and (iv) 15,000 shares subject to NETGEAR restricted stock units. The Board of Directors of the Company appointed Gordon Mattingly as the Company's Chief Financial Officer, principal financial officer and principal accounting officer, effective as of the Retirement Date. In connection with his appointment as the Company’s Chief Financial Officer, the Company entered into a confirmatory employment letter (the “Employment Agreement”) with Mr. Mattingly. Pursuant to the Employment Agreement, Mr. Mattingly will receive an annual base salary of $383,000 and is

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
eligible to receive an annual target bonus of 70% of his annual base salary. Mr. Mattingly will also continue to be eligible to participate in the Company’s equity compensation plans and employee benefit plans available to other employees of the Company. The Company also entered into an updated change in control and severance agreement consistent with Mr. Mattingly’s new role of Chief Financial Officer.

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

The following table sets forth the available shares for grant under the 2018 Plan as of June 28, 2020 and December 31, 2019:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2019 (1)	2,630
Additional authorized shares	3,031
Granted (2)	(5,958)
Forfeited / cancelled (3)	2,929
Shares traded for taxes	954
Shares available for grant as of June 28, 2020	3,586
_________________________
(1) Includes 2.8 million shares subject to option granted to certain of the Company’s named executive officers (“NEOs”) with performance-based vesting criteria in connection with the IPO (the "IPO Options") (in addition to service-based vesting criteria for any of such IPO Options that are deemed to have been earned). Each of the IPO Options has a ten-year contractual term and an exercise price equal to the fair value of a share of Company common stock on the date of grant. At June 28, 2020, none of these IPO Options were outstanding due to voluntary forfeiture or cancellation for not achieving the milestones or termination of employment.
(2) Includes 2.0 million shares consisting of RSUs (50% of the grant), performance RSUs ("PSUs") (25% of the grant), and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the NEOs during the fiscal quarter ended June 28, 2020. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2020 is achieved. The MPSUs have the same service vesting requirement and performance goal as the MPSUs granted in the fiscal quarter ended September 29, 2019, as measured from the applicable grant date.
(3) Includes (a) 1.4 million IPO Options that were voluntarily cancelled by the Company's Chief Executive Officer ("CEO") in January 2020 with no replacement award, (b) 0.1 million IPO Options granted to Ms. Gorjanc that were cancelled for not achieving performance milestones, (c) 0.2 million shares subject to the PSUs granted to the Company's NEOs that were cancelled as the performance milestone was not achieved, and (d) awards that were cancelled in connection with Ms. Gorjanc's separation from the Company (0.3 million IPO Options, 54 thousand shares subject to the MPSUs, and 7 thousand shares subject to the RSUs).

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 16, 2019 and ended on August 15, 2019. As of June 28, 2020, approximately 1.5 million shares were available for issuance under the ESPP.

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

Option Activity

The Company’s stock option activity during the six months ended June 28, 2020 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019 (1)	6,040	$11.56
Granted	—	$—
Exercised	—	$—
Forfeited / cancelled (2)	(1,907)	$15.86
Outstanding as of June 28, 2020	4,133	$9.58
Vested and expected to vest as of June 28, 2020	4,133	$9.58
Exercisable Options as of June 28, 2020 (3)	3,500	$8.83
_________________________
(1)  Includes IPO Options of 2.8 million shares. Tranches 1 to 5 granted to Mr. Collins were cancelled in connection with his separation from the Company in May 2019. Tranches 4 and 5 granted to the CEO were voluntarily forfeited in 2019 as the performance milestones for those tranches were not achieved, Tranches 1, 2 and 3 granted to the CEO were voluntarily forfeited in January 2020 with no replacement award. The performance milestones for Tranches 4 and 5 that were granted to Ms. Gorjanc were not met, hence, Tranche 4 was cancelled in 2019 and Tranche 5 was cancelled in June 2020. Tranches 1 to 3 granted to Ms. Gorjanc were cancelled in connection with her separation from the Company in June 2020.
(2)  Includes 1.4 million shares subject to the IPO Options that were voluntarily cancelled by the CEO in January 2020 with no replacement award 0.1 million IPO Options granted to Ms. Gorjanc that were cancelled as the performance milestone was not achieved, and 0.3 million IPO Options that were cancelled in connection with Ms. Gorjanc's separation from the Company.
(3)  Includes 6 thousand options that were accelerated in connection with Ms. Gorjanc's separation from the Company.

NETGEAR stock option activity for Company employees during the six months ended June 28, 2020 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	205	$25.94
Exercised	(77)	$20.79
Forfeited / cancelled	(20)	$35.85
Expired	—	$20.02
Outstanding as of June 28, 2020	108	$27.74
Vested and expected to vest as of June 28, 2020	108	$27.74
Exercisable Options as of June 28, 2020 (1)	101	$27.64
_________________________
(1)  Includes 3 thousand options that were accelerated in connection with Ms. Gorjanc's separation from the Company.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RSU Activity

The Company’s RSU activity during the six months ended June 28, 2020 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019 (1)	7,851	$6.50
Granted (2)	5,958	$2.87
Vested (3)	(2,525)	$6.47
Forfeited (4)	(1,022)	$4.67
Outstanding as of June 28, 2020	10,262	$4.58
_________________________
(1) Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ended December 31, 2019 is achieved. As of June 28, 2020, the shares subject to PSUs that were granted to the Company's NEOs were cancelled as the performance milestone was not achieved. The shares subject to the MPSUs that were granted to Ms. Gorjanc were cancelled in connection with her separation from the Company.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(2) Includes 2.0 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the NEOs during the fiscal quarter ended June 28, 2020. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2020 is achieved. The MPSUs have the same service vesting requirement and performance goal as the MPSUs granted in the fiscal quarter ended September 29, 2019, as measured from the applicable grant date.
(3) Includes 43 thousand shares subject to the RSUs that were accelerated in connection with Ms. Gorjanc's separation from the Company.
(4) Includes 0.2 million shares subject to the PSUs granted to the Company's NEOs that were cancelled as the performance milestone was not achieved and awards that were cancelled in connection with Ms. Gorjanc's separation from the Company (54 thousand shares subject to the MPSUs and 7 thousand shares subject to the RSUs).

NETGEAR RSU activity for Company employees during the six months ended June 28, 2020 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	278	$36.14
Vested (1)	(111)	$34.55
Forfeited	(20)	$36.27
Outstanding as of June 28, 2020	147	$37.33
_________________________
(1)  Includes 15 thousand shares subject to the RSUs that were accelerated in connection with Ms. Gorjanc's separation from the Company.

The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for the six months ended June 28, 2020 and June 30, 2019.

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Expected life (in years)	NA	NA	0.5	0.5
Risk-free interest rate	NA	NA	1.55%	2.49%
Expected volatility	NA	NA	73.0%	97.6%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Company employees participated. The Company’s unaudited condensed consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Company employees participated. The stock-based compensation expense for Company employees consist of the Company’s RSUs, PSUs, MPSUs and stock options, NETGEAR RSUs and stock options granted to Company employees, and non-executive employees' annual bonus in

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
RSU form. The following table sets forth the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Cost of revenue	$562	$450	$1,065	$819
Research and development	1,729	1,635	3,389	2,932
Sales and marketing	984	991	1,735	1,931
General and administrative	1,289	2,313	11,148	4,360
Total stock-based compensation	$4,564	$5,389	$17,337	$10,042

The Company recognizes these compensation expense generally on a straight-line basis over the requisite service period of the award.

In January 2020, the IPO Options granted to the CEO were voluntarily forfeited with no replacement award. The cancellation was treated as a settlement for no consideration and all remaining unrecognized compensation cost of $7.4 million was accelerated and recognized as stock-based compensation expense for the three months ended March 29, 2020.

In the second fiscal quarter of 2020, $1.2 million of previously recognized compensation expense was reversed as a result of cancellation of unvested shares upon Ms. Gorjanc's separation from the Company. In addition, $0.4 million of compensation expense was recognized for Ms. Gorjanc's accelerated vested shares upon her separation from the Company.

As of June 28, 2020, $1.8 million of unrecognized compensation cost related to the Company’s stock options was expected to be recognized over a weighted-average period of 1.6 years. $32.8 million of unrecognized compensation cost related to unvested Company RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.8 years.

As of June 28, 2020, $0.1 million of unrecognized compensation cost related to NETGEAR stock options for Company employees was expected to be recognized over a weighted-average period of 1.3 years. $4.3 million of unrecognized compensation cost related to unvested NETGEAR RSUs for Company employees was expected to be recognized over a weighted-average period of 1.5 years.

Note 12.  Income Taxes

The provision for income taxes for the three and six months ended June 28, 2020 was $0.2 million, or an effective tax rate of (0.6)%, and $0.3 million, or an effective tax rate of (0.5)%, respectively. The income tax provision for the three and six months ended June 30, 2019 was $0.3 million, or an effective tax rate of (1.0)%, and $0.6 million, or an effective tax rate of (0.8)%, respectively. During the three and six months ended June 28, 2020, the Company sustained lower book losses than the same periods in the prior year. Consistent with the prior year, the Company has a full valuation allowance on its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets because of uncertainty about its future profitability. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The decrease in provision for income taxes for the three and six months ended June 28, 2020, compared to the prior year periods was primarily due to lower foreign earnings in 2020.

Note 13.  Net Income (Loss) Per Share

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Net loss per share for the three and six months ended June 28, 2020 and June 30, 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands, except per share data)
Numerator:
Net loss	$(29,256)	$(33,692)	$(68,582)	$(74,976)
Denominator:
Weighted average common shares - basic	77,885	74,729	77,229	74,569
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	77,885	74,729	77,229	74,569

Basic net loss per share	$(0.38)	$(0.45)	$(0.89)	$(1.01)
Diluted net loss per share	$(0.38)	$(0.45)	$(0.89)	$(1.01)

Anti-dilutive employee stock-based awards, excluded	11,698	10,294	10,529	10,233

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Americas
United States (“U.S.”)	$46,903	$61,489	$92,447	$103,292
Americas (excluding U.S.)	4,068	3,075	8,682	5,638
EMEA	11,263	15,066	18,836	24,368
APAC	4,398	3,968	12,117	8,180
Total revenue	$66,632	$83,598	$132,082	$141,478

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
United States (“U.S.”)	$14,104	$17,100
Americas (excluding U.S.)	746	904
EMEA	271	316
China	2,385	2,089
APAC (excluding China)	704	943
Total property and equipment, net	$18,210	$21,352

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, market position of our products and technology and the potential adverse impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, as amended, filed by us with the SEC. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped approximately 17.1 million smart connected devices, and, as of June 28, 2020, our smart platform had approximately 4.5 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution and wireless carrier channels and paid subscription services. International revenue was 29.6% and 26.4% of our revenue for the three months ended June 28, 2020 and June 30, 2019, respectively, and 30.0% and 27.0% of our revenue for the six months ended June 28, 2020 and June 30, 2019, respectively.

For the three months ended June 28, 2020 and June 30, 2019, we generated revenue of $66.6 million and $83.6 million, respectively, representing a year-over-year decline of 20.3%. Loss from operations was $30.3 million for the three months ended June 28, 2020 and $34.1 million for the three months ended June 30, 2019. For the six months ended June 28, 2020 and June 30, 2019, we generated revenue of $132.1 million and $141.5 million, respectively, representing a year-over-year decline of 6.6%. Loss from operations was $71.2 million for the six months ended June 28, 2020 and $76.0 million for the six months ended June 30, 2019.

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

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Cumulative registered accounts	4,518	33.0%	3,397	4,518	33.0%	3,397
Paid accounts	298	59.4%	187	298	59.4%	187
Devices shipped for the period	516	(44.7)%	933	1,158	(26.7)%	1,580

Cumulative Registered Accounts. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered accounts at the end of a particular period as the number of unique registered accounts on the Arlo platform as of the end of such particular period. The number of registered accounts does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people. We changed our definition from registered users to registered accounts starting in the fourth quarter ended December 31, 2019 due to the Verisure transaction. Verisure will own the registered accounts but we will continue to provide services to these European customers under the Verisure Agreements.

Paid Accounts. Paid accounts worldwide measured as any account where a subscription to a paid service is being collected (either by Arlo or by Arlo's customers or channel partners), plus paid service plans of a duration of more than 3 months bundled with products (such bundles being counted as a paid account after 90 days have elapsed from the date of registration). During the second quarter of 2019, we factored in an adjustment to the first quarter of 2019 paid account number and subsequently revised the first quarter of 2019 paid accounts total to 162,000. In the fourth quarter ended December 31, 2019, we redefined paid subscribers as paid accounts to include customers that were transferred to Verisure as part of the disposal of our commercial operations in Europe, because we will continue to provide services to these European customers and receive payments associated with them, under the Verisure Agreements.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus, is a pandemic. COVID-19 has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. While this is expected to be temporary, the current circumstances are dynamic and the future impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. Our priorities and actions during the COVID-19 pandemic are focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing early and continuous updates to our health and safety policies and processes.  We have successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world.  We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic.  As a result, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of the Company’s hedging instruments, among others. We also anticipate that COVID-19 could significantly reduce our revenues and increase product and service costs and operating expenses for the remainder of fiscal 2020 due to the following:

•temporary closure or decrease in foot traffic to our major distributors' retail stores and shift of focus to essential goods distribution;
•disruption to our supply chain caused by delayed delivery of components from our third-party manufacturers and other suppliers located in regions affected by COVID-19;

•deferment of customer spending due to economic uncertainty;

•decreased productivity due to travel bans, work-from-home policies or shelter in place orders; and

•a slow-down in the global economy or a credit crisis.

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and deferment of salary increases and hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	June 28, 2020		June 30, 2019		June 28, 2020		June 30, 2019
	(In thousands, except percentage data)
Revenue:
Products	$49,603	74.4%	$72,445	86.7%	$100,326	76.0%	$119,053	84.1%
Services	17,029	25.6%	11,153	13.3%	31,756	24.0%	22,425	15.9%
Total revenue	66,632	100.0%	83,598	100.0%	132,082	100.0%	141,478	100.0%
Cost of revenue:
Products	51,186	76.9%	67,839	81.1%	103,374	78.3%	118,123	83.5%
Services	9,957	14.9%	6,109	7.3%	19,266	14.6%	11,760	8.3%
Total cost of revenue	61,143	91.8%	73,948	88.5%	122,640	92.9%	129,883	91.8%
Gross profit	5,489	8.2%	9,650	11.5%	9,442	7.1%	11,595	8.2%
Operating expenses:
Research and development	14,192	21.3%	17,594	21.0%	29,435	22.3%	35,755	25.3%
Sales and marketing	11,713	17.6%	14,511	17.4%	22,751	17.2%	28,732	20.3%
General and administrative	9,837	14.8%	10,914	13.1%	28,621	21.7%	21,450	15.2%
Separation expense	82	0.1%	717	0.9%	161	0.1%	1,623	1.1%
Gain on sale of business	—	—	—	—	(292)	0.0%	—	—
Total operating expenses	35,824	53.8%	43,736	52.3%	80,676	61.1%	87,560	61.9%
Loss from operations	(30,335)	(45.5)%	(34,086)	(40.8)%	(71,234)	(53.9)%	(75,965)	(53.7)%
Interest income	151	0.2%	712	0.9%	686	0.5%	1,574	1.1%
Other income (expense), net	1,111	1.7%	31	0.0%	2,294	1.8%	(16)	0.0%
Loss before income taxes	(29,073)	(43.6)%	(33,343)	(39.9)%	(68,254)	(51.7)%	(74,407)	(52.6)%
Provision for income taxes	183	0.3%	349	0.4%	328	0.2%	569	0.3%
Net loss	$(29,256)	(43.9)%	$(33,692)	(40.3)%	$(68,582)	(51.9)%	$(74,976)	(53.0)%

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue and NRE service revenue from Verisure. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our prepaid services primarily pertain to devices which are sold with our Arlo prepaid services offering, providing users with the ability to store and access data for up to five cameras for a rolling seven-day period. Prepaid services also include one year of Arlo Smart bundled with our Arlo Ultra products launched in early 2019, and three-month free subscription for Arlo Smart services for our Arlo Pro 3 products launched in late September 2019, Arlo Video Doorbell launched in late November 2019, Arlo Floodlight camera launched in May 2020, Arlo Essential Spotlight camera launched in late June 2020, and the latest version of Arlo Ultra which started shipping in June 2020. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our NRE service revenue relates to the development services under the NRE arrangement with Verisure discussed in Note 4.

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

Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally. We expect that our revenue and profitability in Europe will improve over the lifetime of the Supply Agreement. Refer to Note 4, Disposal of business, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete discussion of the Supply Agreement.

The COVID-19 pandemic adversely affected our product shipments and financial results for the second fiscal quarter ended June 28, 2020, and we expect that our revenue, gross margin and operating expenses for the remainder of fiscal 2020 could also be adversely affected by COVID-19. The temporary closure or decrease in foot traffic at our major customers' retail stores and shifting of focus to essential goods distribution by certain of our customers, and delayed delivery of components from suppliers located in regions affected by COVID-19 may decrease our shipments and production and lead to an increase in our estimated sales returns, excess and obsolescence reserves, allowance for credit losses and impairment of certain of our assets.

Our priorities and actions during the COVID-19 pandemic are focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing early and continuous updates to our health and safety policies and processes.  We have successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world.  We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic.  We continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, travel restrictions and logistics changes that can impact our operations.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Americas	$50,971	(21.1)%	$64,564	$101,129	(7.2)%	$108,930
Percentage of revenue	76.5%		77.2%	76.6%		77.0%
EMEA	11,263	(25.2)%	15,066	18,836	(22.7)%	24,368
Percentage of revenue	16.9%		18.0%	14.3%		17.2%
APAC	4,398	10.8%	3,968	12,117	48.1%	8,180
Percentage of revenue	6.6%		4.7%	9.2%		5.8%
Total revenue	$66,632	(20.3)%	$83,598	$132,082	(6.6)%	$141,478

Revenue for the three and six months ended June 28, 2020 decreased 20.3% and 6.6%, compared to the prior year periods, respectively. The decrease was primarily driven by a decrease in product shipments as a result of disruption to our sales channels due to the COVID-19 pandemic, partially offset by higher service revenue and less provisions for sales returns, price protection and marketing expenditures that are deemed to be a reduction of revenue.

Service revenue increased by $5.9 million, or 52.7%, and $9.3 million, or 41.6%, for the three and six months ended June 28, 2020 compared to the prior year periods, respectively, due to increased paid subscribers compared to the prior year periods and NRE service revenue of $2.3 million and $3.2 million from Verisure recognized in three and six months ended June 28, 2020, respectively.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, warranty costs associated with returned goods, write-downs for excess and obsolete inventory, royalties to third parties; and amortization expense of certain acquired intangibles. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, as well as NRE service costs incurred under the Verisure NRE arrangement.

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
The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Cost of revenue:
Products	$51,186	(24.5)%	$67,839	$103,374	(12.5)%	$118,123
Services	9,957	63.0%	6,109	19,266	63.8%	11,760
Total cost of revenue	$61,143	(17.3)%	$73,948	$122,640	(5.6)%	$129,883

Cost of revenue decreased for the three and six months ended June 28, 2020, primarily due to the decrease in product revenue and overhead costs, partially offset by higher service costs, warranty costs and excess and obsolete inventory provision compared to the prior year periods. The increase in service costs is in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile as well as Verisure NRE service costs. The increase in warranty cost is a result of an adjustment to our sales returns reserves for the six months ended June 28, 2020 to take into account a longer warranty returns lag, which we calculate based on historical actual warranty returns data. The increase in excess and obsolete inventory provision is a result of an increased provision for inventory and excess materials within certain older product lines for the six months ended June 28, 2020 to take into account for increased pricing pressure on older technology and lower demand impacted by the COVID-19 pandemic.

Gross Margin

The following table presents gross margin for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands, except percentage data)
Gross profit:
Products	$(1,583)	$4,606	$(3,048)	$930
Services	7,072	5,044	12,490	10,665
Total gross profit	$5,489	$9,650	$9,442	$11,595
Gross profit percentage:
Products	(3.2)%	6.4%	(3.0)%	0.8%
Services	41.5%	45.2%	39.3%	47.6%
Total gross profit percentage	8.2%	11.5%	7.1%	8.2%

Gross margin decreased for the three and six months ended June 28, 2020 compared to the prior year periods, due to a product margin decrease, which is primarily due to an increase in warranty costs and excess and obsolete inventory provision, partially offset by a reduction in channel promotion activities that are deemed to be a reduction of revenue.

Our service margin decreased for the three and six months ended June 28, 2020 compared to prior year periods, primarily due to our higher investment in our cloud service offerings and lower gross margin on the NRE service revenue associated with the Verisure NRE arrangement.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and corporate IT and facilities overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to stay relatively flat in absolute dollars for the remainder of fiscal 2020 as we manage our expenses while continuing to develop new product and service offerings to support the connected lifestyle market.
The following table presents research and development expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Research and development expense	$14,192	(19.3)%	$17,594	$29,435	(17.7)%	$35,755

Research and development expense decreased for the three months ended June 28, 2020, compared to the prior year period, due to decreases of $1.3 million in personnel-related expenses primarily due to the reduction in force implemented in the last quarter of 2019, and $1.5 million in corporate IT and facility overhead. Also, certain research and development expenses amounting to $1.2 million were attributed to the Verisure NRE arrangement in fiscal 2020, and are classified as cost of service revenue. Research and development expense decreased for the six months ended June 28, 2020, compared to the prior year period, due to decreases of $3.0 million in personnel-related expenses primarily due to the reduction in force implemented in the last quarter of 2019, and $2.0 million in corporate IT and facility overhead. Also, certain research and development expenses amounting to $1.8 million were attributed to the Verisure NRE arrangement, and are classified as cost of service revenue in fiscal 2020.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; and outbound freight costs. We expect our sales and marketing expense to fluctuate for the foreseeable future based on the seasonality of our business, the growth of our online store, and the extent to which we invest in marketing to drive awareness of our brand and drive demand for our products.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Sales and marketing expense	$11,713	(19.3)%	$14,511	$22,751	(20.8)%	$28,732

Sales and marketing expense decreased for the three months ended June 28, 2020, compared to the prior year period, primarily due to decreases in personnel-related expenses of $1.5 million and marketing expenditures of $1.1 million as a result of the transfer of our European sales and marketing on December 30, 2019 to Verisure, the reduction in force implemented in the last quarter of 2019, and reduction in travel and marketing related expense as a result of COVID-19 restrictions. Sales and marketing expense decreased for the six months ended June 28, 2020, compared to the prior year period, primarily due to decreases in personnel-related expenses of $3.2 million and marketing expenditures of $1.5 million as a result of the transfer of our European sales and marketing on December 30, 2019 to Verisure, the reduction in force implemented in the last quarter of 2019, and reduction in travel and marketing related expense as a result of COVID-19 restrictions.

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
The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
General and administrative expense	$9,837	(9.9)%	$10,914	$28,621	33.4%	$21,450

General and administrative expense decreased for the three months ended June 28, 2020, compared to the prior year period, primarily due to lower personnel-related expenditures of $1.2 million, which was mainly driven by the reversal of previously recognized stock-based compensation expense in connection with Ms. Gorjanc's separation from the Company in the second quarter of 2020. General and administrative expense increased for the six months ended June 28,

2020, compared to the prior year period, primarily due to higher personnel-related expenditures of $6.2 million, as a result of the $7.4 million stock-based compensation expense recognized for the voluntary forfeiture of our CEO's IPO Options in January 2020, offset by the reversal of the previously recognized stock-based compensation expense amounting to $1.2 million of unvested IPO Options and RSU upon separation of Ms. Gorjanc in June 2020 and $0.8 million of Verisure transaction costs recognized in 2020.
Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a standalone company, we have incurred separation costs. The significant reduction during the three and six months ended June 28, 2020 was as a result of the substantial completion of our Separation from NETGEAR effective December 31, 2018.
The following table presents separation expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Separation expense	$82	(88.6)%	$717	$161	(90.1)%	$1,623

Gain on sale of business

The following table presents gain on sale of business for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Gain on sale of business	$—	**	$—	$(292)	**	$—
**Percentage change not meaningful

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $292 thousand as a result of the final working capital adjustment. There was no gain or loss for the three months ended June 28, 2020 and the three and six months ended June 30, 2019. Refer to Note 4, Disposal of business, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete discussion of this disposal.

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Interest income	$151	**	$712	$686	**	$1,574
Other income (expense), net	$1,111	**	$31	$2,294	**	$(16)
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to decrease as we use up our short-term investments and cash and cash equivalents to fund our operations, while interest rates have also declined.

During the three and six months ended June 28, 2020, we earned interest income of $0.2 million and $0.7 million, respectively, from our short-term investments and cash and cash equivalents.

Other income (expense), net, increased for the three and six months ended June 28, 2020, compared to the prior year periods primarily due to Verisure TSA income of $1.0 million and $2.1 million, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Provision for income taxes	$183	(47.6)%	$349	$328	(42.4)%	$569
Effective tax rate	(0.6)%		(1.0)%	(0.5)%		(0.8)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The decrease in provision for income taxes for the three and six months ended June 28, 2020, compared to the prior year periods was primarily due to lower foreign earnings in 2020. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted by the United States. The CARES Act did not have a material impact on the Company's provision for income taxes for the three and six months ended June 28, 2020.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of June 28, 2020, our accumulated deficit was $200.1 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of June 28, 2020, we had cash, cash equivalents and short-term investments totaling $205.5 million. 8.1% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact would generally be immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of June 28, 2020, we have not borrowed against this credit facility. Refer to Note 9. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement.

Based on our current plans, the business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions. In addition, to preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the Distribution that could limit our ability to pursue certain transactions including equity issuances.

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
The following table presents our cash flows for the periods presented:

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Net cash used in operating activities	$(48,683)	$(54,661)
Net cash used in investing activities	(1,278)	(1,909)
Net cash used in financing activities	(1,293)	(1,670)
Net cash decrease	$(51,254)	$(58,240)

Operating activities

Net cash used in operating activities decreased by $6.0 million for the six months ended June 28, 2020 compared to the prior year period, primarily due to a reduction in Operating expenses. Our cash outflow from net loss, plus adjustments to reconcile net loss to net cash used in operations decreased $15.4 million year over year mainly due to a reduction in Operating expenses, and was offset by a decrease in cash inflow from changes in working capital accounts of $9.4 million year over year.

Our days sales outstanding (“DSO”) decreased to 63 days as of June 28, 2020 compared to 97 days as of December 31, 2019. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers, while service revenue is typically a lower percentage of our revenue in the fourth quarter. Inventory decreased to $65.8 million as of June 28, 2020 from $68.6 million as of December 31, 2019, primarily due to continued focus on inventory management and an increase in certain inventory reserves as a result of the estimated impact of COVID-19 on expected future demand. Despite lowering our inventory, our ending inventory turns were 3.1x in the three months ended June 28, 2020 down from 5.9x turns in the three months ended December 31, 2019, primarily as a result of the normal seasonal reduction in our business, accentuated by the impact of COVID-19. Our accounts payable decreased to $52.9 million as of June 28, 2020 from $111.7 million as of December 31, 2019, primarily as a result of lower inventory purchases and payments to suppliers for the purchases made in the fourth quarter of 2019.

Investing activities

Net cash used in investing activities decreased by $0.6 million for the six months ended June 28, 2020 compared to the prior year period, primarily due to less purchases of property and equipment of $5.9 million due to the completion of leasehold improvements in 2019 at our San Jose headquarters, offset by more purchases of short-term investments of $0.3 million and less maturity of short-term investments in the amount of $5.0 million.

Financing activities

Net cash used in financing activities of $1.3 million in the six months ended June 28, 2020 represented withholding tax from restricted stock unit releases, offset by proceeds from ESPP contributions. Net cash used in financing activities was $1.7 million for the six months ended June 30, 2019, representing withholding tax from restricted stock unit releases.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space, equipment, data center facilities and distribution center facilities, as well as non-cancellable purchase commitments. Refer to Note 10. Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete discussion of our contractual obligations.

Off-Balance Sheet Arrangements
As of June 28, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the six months ended June 28, 2020, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 28, 2020, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  The design of our processes and controls allow for remote execution with accessibility to secure data.  We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we, our partners and our customers operate. On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and our customers. For example, we have implemented a work-from-home policy for the vast majority of employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees, customers, partners and stockholders. The effects of pandemic adversely affected our product shipments and financial results for the second quarter ended June 28, 2020.

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

Our results of operations are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include, but are not limited to:

•changes in the pricing policies of, or the introduction of new products by, us or our competitors;

•delays in the introduction of new products by us or market acceptance of these products;

•health epidemics and other outbreaks, including the COVID-19 pandemic, which could significantly disrupt our operations;

•introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•competition with greater resources may cause us to lower prices and in turn could result in reduced margins and loss of market share;
•epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•slow or negative growth in the connected lifestyle, home electronics, and related technology markets;

•seasonal shifts in end-market demand for our products;

•unanticipated decreases or delays in purchases of our products by our significant retailers, distributors, and other channel partners;

•component supply constraints from our vendors;

•unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•the inability to maintain stable operations by our suppliers and other parties with whom we have commercial relationships;

•discovery of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand, or potential liability;

•foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;

•excess levels of inventory and low turns;

•changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;

•delay or failure to fulfill orders for our products on a timely basis;

•delay or failure of our retailers, distributors, and other channel partners to purchase at their historic volumes or at the volumes that they or we forecast;

•changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;

•changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates (such as the tariffs on products imported from China enacted by the Trump administration), as well as income tax legislation and regulations that affect the countries where we conduct business;

•operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•disruptions or delays related to our financial and enterprise resource planning systems;

•our inability to accurately forecast product demand, resulting in increased inventory exposure;

•allowance for doubtful accounts exposure with our existing retailers, distributors and other channel partners and new retailers, distributors and other channel partners, particularly as we expand into new international markets;

•geopolitical disruption, including sudden changes in immigration policies, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support, and research and development;

•terms of our contracts with channel partners or suppliers that cause us to incur additional expenses or assume additional liabilities;

•an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;

•litigation involving alleged patent infringement;

•failure to effectively manage our third-party customer support partners, which may result in customer complaints and/or harm to the Arlo brand;

•our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program, and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or retailers, distributors, or other channel partners;

•labor unrest at facilities managed by our third-party manufacturers;

•workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may affect the Arlo brand and negatively affect our products’ acceptance by consumers;

•unanticipated shifts or declines in profit by geographical region that would adversely impact our tax rate;

•failure to implement and maintain the appropriate internal controls over financial reporting, which may result in restatements of our financial statements; and

•any changes in accounting rules.

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

We may experience delays and quality issues in releasing new products and services, which may result in lower quarterly revenue than expected. In addition, we may in the future experience product or service introductions that fall short of our projected rates of market adoption. Currently, reviews of our products and services are a significant factor in the success of our new product and service launches. If we are unable to generate a high number of positive reviews or quickly respond to negative reviews, including end-user reviews posted on various prominent online retailers, our ability to sell our products and services will be harmed. Any future delays in product and service development and introduction, or product and service introductions that do not meet broad market acceptance, or unsuccessful launches of new product and service lines could result in:

•loss of or delay in revenue and loss of market share;

•negative publicity and damage to our reputation and brand;

•a decline in the average selling price of our products and services;

•adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channels; and

•increased levels of product returns.

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

We have recorded a net loss of $29.3 million and $68.6 million for the three and six months ended June 28, 2020, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of June 28, 2020, our accumulated deficit was $200.1 million.

As of June 28, 2020, our cash and cash equivalents and short-term investments totaled $205.5 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”), and Amazon and their respective affiliates. For the three and six months ended June 28, 2020, we derived 18.4% and 15.8% of our revenue from Amazon and its affiliates, 15.1% and 17.9% of our revenue from Costco and its affiliates, 13.6% and 6.8% of our revenue from Verisure Ireland DAC and its affiliates, and 4.7% and 11.8% of our revenue from Best Buy and its affiliates, respectively. In addition, we sell to wholesale distributors, including Also Holdings AG, Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefitted from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

Although our financial performance may depend on large, recurring orders from certain retailers, distributors, and other channel partners, we do not generally have binding commitments from them. For example:

•our channel partner agreements generally do not require minimum purchases;

•our retailers, distributors, and other channel partners can stop purchasing and stop marketing our products at any time; and

•our channel partner agreements generally are not exclusive.

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

Some specific factors that may have a significant effect on the market price of our common stock include:

•actual or anticipated fluctuations in our results of operations or our competitors’ operating results;

•actual or anticipated changes in the growth rate of the connected lifestyle market, our growth rate or our competitors’ growth rates;

•delays in the introduction of new products by us or market acceptance of these products;

•conditions in the financial markets in general or changes in general economic conditions, including due to the COVID-19 pandemic;

•changes in governmental regulation, including taxation and tariff policies;

•interest rate or currency exchange rate fluctuations;

•our ability to forecast or report accurate financial results; and

•changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally.

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

Our reliance on third-party manufacturers also exposes us to the following risks over which we have limited control:
•unexpected increases in manufacturing and repair costs;

•inability to control the quality and reliability of finished products;

•inability to control delivery schedules;

•potential liability for expenses incurred by third-party manufacturers in reliance on our forecasts that later prove to be inaccurate;

•potential lack of adequate capacity to manufacture all or a part of the products we require; and

•potential labor unrest affecting the ability of the third-party manufacturers to produce our products.

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

*We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced revenue.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three and six months ended June 28, 2020, we derived 18.4% and 15.8% of our revenue from Amazon and its affiliates, respectively.

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

International sales comprise a significant amount of our overall revenue. International sales were 29.6% and 26.4% of overall revenue in the three months ended June 28, 2020 and June 30, 2019, respectively, and 30.0% and 27.0% of overall revenue in the six months ended June 28, 2020 and June 30, 2019. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

•exchange rate fluctuations;

•political and economic instability, international terrorism, and anti-American sentiment, particularly in emerging markets;

•potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•preference for locally branded products, and laws and business practices favoring local competition;

•potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;

•increased difficulty in managing inventory;

•delayed revenue recognition;

•less effective protection of intellectual property;

•stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances directive, the Waste Electrical and Electronic Equipment directive and the European Ecodesign directive, that are costly to comply with and may vary from country to country;

•difficulties and costs of staffing and managing foreign operations;

•business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third-party logistics providers; and

•changes in local tax and customs duty laws or changes in the enforcement, application, or interpretation of such laws.

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

Factors that could materially affect our future effective tax rates include, but are not limited to:

•changes in tax laws or the regulatory environment;

•changes in the valuation allowance against deferred tax assets;

•increases in interests and penalties related to income taxes;

•changes in accounting and tax standards or practices;

•changes in the composition of operating income by tax jurisdiction; and

•changes in our operating results before taxes.

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

The market price of our common stock could be volatile and is influenced by many factors, some of which are beyond our control, including those described above in “Risks Related to Our Business” and the following:

•the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•the inability to meet the financial estimates of securities analysts who follow our common stock or changes in earnings estimates by analysts;

•strategic actions by us or our competitors;

•announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•our quarterly or annual earnings, or those of other companies in our industry;

•actual or anticipated fluctuations in our operating results and those of our competitors;

•general economic and stock market conditions;

•the public reaction to our press releases, our other public announcements and our filings with the SEC;

•risks related to our business and our industry, including those discussed above;

•changes in conditions or trends in our industry, markets or customers;

•the trading volume of our common stock;

•future sales of our common stock or other securities; and

•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of June 28, 2020, we have 78,089,035 shares of common stock outstanding.

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

*Any impairment of goodwill, other intangible assets, and long-lived assets could negatively impact our results of operations.

Under generally accepted accounting principles, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill, other intangible assets and long-lived assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

If, in any period our stock price decreases to the point where the fair value of our assets (as partially indicated by our market capitalization) is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill, other intangible assets and long-lived assets be determined resulting in an adverse impact on our results of operations.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•the inability of our stockholders to call a special meeting;

•the inability of our stockholders to act without a meeting of stockholders;

•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•the right of our board of directors to issue preferred stock without stockholder approval;

•the division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult;

•a provision that stockholders may only remove directors with cause while the board of directors is classified; and

•the ability of our directors, and not stockholders, to fill vacancies on our board of directors.
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

Our amended and restated certificate of incorporation provides that unless the board of directors otherwise determines, the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware, will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on behalf of Arlo, any action asserting a claim of breach of a fiduciary duty owed by any director or officer of Arlo to Arlo or Arlo’s stockholders, any action asserting a claim against Arlo or any director or officer of Arlo arising pursuant to any provision of the DGCL or Arlo’s amended and restated certificate of incorporation or bylaws, or any action asserting a claim against Arlo or any director or officer of Arlo governed by the internal affairs doctrine under Delaware law. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. These exclusive forum provisions may limit the ability of Arlo’s stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Arlo or Arlo’s directors or officers, which may discourage such lawsuits against Arlo and Arlo’s directors and officers. Alternatively, if a court were to find one or more of these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Arlo may incur further significant additional costs associated with resolving such matters in other jurisdictions or forums, all of which could materially and adversely affect Arlo’s business, financial condition, or results of operations.

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

Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1*	Separation Agreement, dated April 23, 2020, by and among Arlo Technologies, Inc., NETGEAR, Inc. and Christine Gorjanc				X
10.2*	Confirmatory Employment Letter with Gordon Mattingly				X
10.3*	Form of Change in Control and Severance Agreement for non-CEO Executive Officers				X
10.4*	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ GORDON MATTINGLY
Gordon Mattingly
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2020