Form 10-Q
period 2020-09-27
Arlo Technologies, Inc.
filed 2020-11-05
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020

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
(408) 890-3900
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 79,037,169 as of October 23, 2020.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 27, 2020	December 31, 2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$173,619	$236,680
Short-term investments (amortized cost of $19,992 and $19,967)	19,992	19,990
Accounts receivable (net of allowance for credit losses of $509 and $609)	56,431	127,317
Inventories	69,038	68,624
Prepaid expenses and other current assets	10,317	16,958
Total current assets	329,397	469,569
Property and equipment, net	16,832	21,352
Operating lease right-of-use assets, net	25,031	31,300
Intangibles, net	238	1,306
Goodwill	11,038	11,038
Restricted cash	4,147	4,139
Other non-current assets	2,216	4,008
Total assets	$388,899	$542,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,727	$111,650
Deferred revenue	30,567	50,362
Accrued liabilities	106,027	127,400
Income tax payable	431	4,489
Total current liabilities	211,752	293,901
Non-current deferred revenue	7,963	15,736
Non-current operating lease liabilities	26,024	29,001
Non-current income taxes payable	92	92
Other non-current liabilities	1,261	606
Total liabilities	247,092	339,336
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 79,026,508 at September 27, 2020 and 75,785,952 at December 31, 2019	79	76
Additional paid-in capital	359,297	334,821
Accumulated other comprehensive income	(9)	(2)
Accumulated deficit	(217,560)	(131,519)
Total stockholders’ equity	141,807	203,376
Total liabilities and stockholders’ equity	$388,899	$542,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands, except per share data)
Revenue:
Products	$91,271	$94,306	$191,597	$213,359
Services	18,965	11,810	50,721	34,235
Total revenue	110,236	106,116	242,318	247,594
Cost of revenue:
Products	79,107	88,755	182,481	206,878
Services	9,720	6,858	28,986	18,618
Total cost of revenue	88,827	95,613	211,467	225,496
Gross profit	21,409	10,503	30,851	22,098

Operating expenses:
Research and development	15,436	16,701	44,871	52,456
Sales and marketing	12,720	13,657	35,471	42,389
General and administrative	11,137	11,062	39,758	32,512
Separation expense	77	137	238	1,760
Gain on sale of business	—	—	(292)	—
Total operating expenses	39,370	41,557	120,046	129,117

Loss from operations	(17,961)	(31,054)	(89,195)	(107,019)
Interest income	74	596	760	2,170
Other income, net	543	154	2,837	138
Loss before income taxes	(17,344)	(30,304)	(85,598)	(104,711)
Provision for income taxes	115	286	443	855
Net loss	$(17,459)	$(30,590)	$(86,041)	$(105,566)

Net loss per share:
Basic	$(0.22)	$(0.41)	$(1.11)	$(1.41)
Diluted	$(0.22)	$(0.41)	$(1.11)	$(1.41)
Weighted average shares used to compute net loss per share:
Basic	78,662	75,337	77,705	74,831
Diluted	78,662	75,337	77,705	74,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Net loss	$(17,459)	$(30,590)	$(86,041)	$(105,566)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	(9)	22	16	—
Unrealized gain (loss) on available-for-sale securities	(14)	(27)	(23)	46
Total other comprehensive income (loss), before tax	(23)	(5)	(7)	46
Tax benefit (provision) related to derivative instruments	—	—	—	—
Total other comprehensive income (loss), net of tax	(23)	(5)	(7)	46
Comprehensive loss	$(17,482)	$(30,595)	$(86,048)	$(105,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of June 28, 2020	78,089	$78	$351,913	$14	$(200,101)	$151,904
Net loss	—	—	—	—	(17,459)	(17,459)
Stock-based compensation expense	—	—	6,083	—	—	6,083
Settlement of liability classified RSUs	—	—	1,589	—	—	1,589
Issuance of common stock under stock-based compensation plans	859	1	24	—	—	25
Issuance of common stock under Employee Stock Purchase Plan	378	—	1,171	—	—	1,171
Restricted stock unit withholdings	(299)	—	(1,483)	—	—	(1,483)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(9)	—	(9)
Balance as of September 27, 2020	79,027	$79	$359,297	$(9)	$(217,560)	$141,807

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of June 30, 2019	74,869	$75	$323,648	$51	$(120,544)	$203,230
Net loss	—	—	—	—	(30,590)	(30,590)
Stock-based compensation expense	—	—	5,219	—	—	5,219
Issuance of common stock under stock-based compensation plans	88	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,824	—	—	1,825
Restricted stock unit withholdings	(18)	—	(73)	—	—	(73)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(27)	—	(27)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	22	—	22
Balance as of September 29, 2019	75,706	$76	$330,618	$46	$(151,134)	$179,606

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2019	75,786	$76	$334,821	$(2)	$(131,519)	$203,376
Net loss	—	—	—	—	(86,041)	(86,041)
Stock-based compensation expense	—	—	21,840	—	—	21,840
Settlement of liability classified RSUs	—	—	4,219	—	—	4,219
Issuance of common stock under stock-based compensation plans	3,384	3	24	—	—	27
Issuance of common stock under Employee Stock Purchase Plan	1,110	1	3,024	—	—	3,025
Restricted stock unit withholdings	(1,253)	(1)	(4,631)	—	—	(4,632)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(23)	—	(23)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	16	—	16
Balance as of September 27, 2020	79,027	$79	$359,297	$(9)	$(217,560)	$141,807

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	281	281
Net loss	—	—	—	—	(105,566)	(105,566)
Stock-based compensation expense	—	—	15,261	—	—	15,261
Issuance of common stock under stock-based compensation plans	1,041	1	11	—	—	12
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,824	—	—	1,825
Restricted stock unit withholdings	(349)	—	(1,755)	—	—	(1,755)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	46	—	46
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	—	—
Balance as of September 29, 2019	75,706	$76	$330,618	$46	$(151,134)	$179,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(86,041)	$(105,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,024	7,757
Loss on disposal of fixed assets	19	—
Premium amortization (discount accretion) on investments, net	60	(391)
Stock-based compensation expense	26,338	15,261
Allowance for (release of) credit losses and inventory reserves	1,322	(3,232)
Gain on sale of business	(292)	—
Deferred income taxes	63	(109)
Changes in assets and liabilities:
Accounts receivable, net	70,985	65,920
Inventories	(1,838)	54,335
Prepaid expenses and other assets	8,369	(1,729)
Accounts payable	(37,554)	(24,381)
Deferred revenue	(27,569)	(1,996)
Accrued and other liabilities	(21,203)	(48,584)
Net cash used in operating activities	(59,317)	(42,715)
Cash flows from investing activities:
Purchases of property and equipment	(2,070)	(5,023)
Purchases of short-term investments	(45,085)	(29,768)
Proceeds from maturities of short-term investments	45,000	40,000
Net cash provided by (used in) investing activities	(2,155)	5,209
Cash flows from financing activities:
Proceeds related to employee benefit plans	3,051	1,837
Restricted stock unit withholdings	(4,632)	(1,755)
Net cash provided by (used in) financing activities	(1,581)	82
Net decrease in cash and cash equivalents and restricted cash	(63,053)	(37,424)
Cash and cash equivalents and restricted cash, at beginning of period	240,819	155,424
Cash and cash equivalents and restricted cash, at end of period	$177,766	$118,000

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,470	$1,578
De-recognition of build-to-suit assets and liabilities	$—	$(21,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Basis of Presentation

The Company

Arlo Technologies, Inc ("the Company") combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and primarily generates revenue by selling devices through retail channels, wholesale distribution, wireless carrier channels, security channels, Arlo online store and paid subscription services.

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

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended September 27,

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes during the nine months ended September 27, 2020, other than the accounting policies discussed below and the recent accounting pronouncements adopted and discussed below under Accounting Pronouncements Recently Adopted.

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

Recent accounting pronouncements

Emerging Growth Company Status

As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless the Company otherwise irrevocably elects not to avail itself of this exemption. The Company did not make such an irrevocable election and has not delayed the adoption of any applicable accounting standards.

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

Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The accounting standards update is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance may be applied prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its financial statements and related disclosures.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 27, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$50,987	$6,766	$1,517	$59,270

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 27, 2020 and September 29, 2019, $33.5 million and $32.6 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $46.9 million and $34.6 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $21.2 million and $22.1 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

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

The transaction closed on December 30, 2019 pursuant to which the Company received $52.7 million including working capital adjustments, which resulted in a pretax gain of $54.9 million in the fourth fiscal quarter of 2019. In the first fiscal quarter of 2020, the Company recorded an additional gain of $292 thousand that was recorded in Gain on sale of business in the Company's unaudited condensed consolidated statements of operations as a result of the final working capital adjustment.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
purchase commitment of $500.0 million, which includes annual minimum commitments. On December 30, 2019, Verisure prepaid the Company $20.0 million for product purchases in fiscal 2020 and will prepay $40.0 million on the first anniversary of the closing of the Purchase Agreement for product purchases in fiscal 2021.

The Supply Agreement also includes certain NRE services to be delivered to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. In the second fiscal quarter of 2020, an additional $3.5 million was added to the contract price as a result of a modification to Verisure's specification for the Outdoor Custom Camera. As of September 27, 2020, Verisure has paid $5.0 million for this NRE service. For the three and nine months ended September 27, 2020, the Company recognized service revenue of $2.3 million and $5.5 million, respectively, for this NRE service.

As part of the Purchase Agreement, the Company also entered into a Transition Services Agreement with Verisure (“Verisure TSA”) to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support for 12 months, and other services for three to six months, including sales and marketing, operations and supply chain, finance, legal, and human resources which may be extended as mutually agreed upon by the parties. As compensation for these transition services, the Company will be reimbursed by Verisure based on actual direct costs plus allocation of overhead. For the three and nine months ended September 27, 2020, the Company charged Verisure $0.9 million and $3.0 million, respectively, for Verisure TSA services which were recorded as Other income, given such services are not related to the primary business in which the Company operates. The related Verisure TSA expenses in the same amount were recognized as incurred and reported under their natural expense classification.

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

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$173,619	$236,680
Restricted cash	4,147	4,139
Total as presented on the unaudited condensed consolidated statements of cash flows	$177,766	$240,819

	As of
	September 29, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$113,870	$151,290
Restricted cash	4,130	4,134
Total as presented on the unaudited condensed consolidated statements of cash flows	$118,000	$155,424

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale short-term investments

	As of September 27, 2020				As of December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$19,992	$—	$—	$19,992	$19,967	$23	$—	$19,990

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than 12 months. Accordingly, none of the available-for-sale securities have unrealized losses greater than 12 months. The Company did not recognize any allowance for credit losses related to available for sale short-term investment for the three and nine months ended September 27, 2020.

Accounts receivable, net

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Gross accounts receivable	$56,940	$127,926
Allowance for credit losses	(509)	(609)
Total accounts receivable, net	$56,431	$127,317

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended	Nine Months Ended
	September 27, 2020	September 27, 2020
	(In thousands)
Balance at the beginning of the period	$810	$609
Provision for (recovery of) expected credit losses	(301)	(100)
Amounts written off charged against the allowance	—	—
Balance at the end of the period	$509	$509

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of September 27, 2020.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment, net

The components of property and equipment are as follows:

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Machinery and equipment	$14,699	$13,402
Software	12,657	11,945
Computer equipment	4,094	4,047
Furniture and fixtures	4,045	4,075
Leasehold improvements	8,023	8,087
Total property and equipment, gross	43,518	41,556
Accumulated depreciation and amortization	(26,686)	(20,204)
Total property and equipment, net	$16,832	$21,352

Depreciation and amortization expense pertaining to property and equipment was $2.2 million and $7.0 million for the three and nine months ended September 27, 2020, respectively, and $2.4 million and $6.6 million for the three and nine months ended September 29, 2019, respectively.

Intangibles, net

	As of September 27, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(9,571)	$229	$9,800	$(8,540)	$1,260
Other	500	(491)	9	500	(454)	46
Total intangibles, net	$10,300	$(10,062)	$238	$10,300	$(8,994)	$1,306

As of September 27, 2020, the remaining weighted-average estimated useful life of intangibles was 0.2 years. Amortization of intangibles was $0.4 million and $1.1 million for the three and nine months ended September 27, 2020, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 29, 2019, respectively. There was no impairment recorded for the three and nine months ended September 27, 2020 and September 29, 2019.

As of September 27, 2020, estimated amortization expense related to finite-lived intangibles for the remaining year was $0.2 million.

Goodwill

There was no change in the carrying amount of goodwill during the nine months ended September 27, 2020 and the goodwill as of December 31, 2019 and September 27, 2020 was $11.0 million.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company determined that no events occurred or circumstances changed during the three months ended September 27, 2020 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the associated goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$1,255	$1,318
Deposits	122	764
Other	839	1,926
Total other non-current assets	$2,216	$4,008

Accrued liabilities

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Sales and marketing	$37,767	$53,974
Sales returns	25,193	28,817
Accrued employee compensation	9,751	11,795
Current operating lease liabilities	4,376	3,912
Warranty obligation	2,568	3,169
Freight	2,675	2,690
Other	23,697	23,043
Total accrued liabilities	$106,027	$127,400

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6.    Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 27, 2020 and December 31, 2019:

	As of September 27, 2020			As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$1,933	$1,933	$—	$31,472	$31,472	$—
Available-for-sale securities: U.S. treasuries (1)	19,992	19,992	—	19,990	19,990	—
Foreign currency forward contracts (2)	110	—	110	27	—	27
Total assets measured at fair value	$22,035	$21,925	$110	$51,489	$51,462	$27
Liabilities:
Foreign currency forward contracts (3)	$5	$—	$5	$375	$—	$375
Total liabilities measured at fair value	$5	$—	$5	$375	$—	$375
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of September 27, 2020 and December 31, 2019, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of September 27, 2020 and December 31, 2019, the Company has no Level 3 fair value assets or liabilities.

Note 7.    Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars, euros, and Canadian dollars to manage its exposure to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities.

The Company’s foreign currency forward contracts do not contain any credit risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its forward contracts.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts typically mature in less than six months and the Company continuously evaluates the credit standing of its counter-party financial institutions. The counter-parties to these arrangements are large, highly rated financial institutions and the Company does not consider non-performance a material risk.

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

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 27, 2020 and December 31, 2019 are summarized as follows:

Derivative Assets	Balance Sheet Location	September 27, 2020	December 31, 2019	Balance Sheet Location	September 27, 2020	December 31, 2019
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$108	$27	Accrued liabilities	$5	$347
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	2	—	Accrued liabilities	—	28
Total		$110	$27		$5	$375

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

The following tables set forth the offsetting of derivative assets as of September 27, 2020 and December 31, 2019:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 27, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$29	$—	$29	$(5)	$—	$24
Wells Fargo Bank	81	—	81	—	—	81
Total	$110	$—	$110	$(5)	$—	$105

As of December 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$6	$—	$6	$(6)	$—	$—
Wells Fargo Bank	21	—	21	(21)	—	—
Total	$27	$—	$27	$(27)	$—	$—

The following tables set forth the offsetting of derivative liabilities as of September 27, 2020 and December 31, 2019:

As of September 27, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$5	$—	$5	$(5)	$—	$—
Wells Fargo Bank	—	—	—	—	—	—
Total	$5	$—	$5	$(5)	$—	$—

As of December 31, 2019				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$83	$—	$83	$(6)	$—	$77
Wells Fargo Bank	292	—	292	(21)	—	271
Total	$375	$—	$375	$(27)	$—	$348

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company entered into four forward contracts related to its cash flow hedging program for the three months ended September 27, 2020. The effects of the Company's cash flow hedges from the contracts placed in the third quarter of 2020 on the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2020 are summarized as follows:

	Three Months Ended September 27, 2020
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$110,236	$88,827	$15,436	$12,720	$11,137
Gains (losses) on cash flow hedge	$(37)	$—	$5	$2	$—

	Nine Months Ended September 27, 2020
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$242,318	$211,467	$44,871	$35,471	$39,758
Gains (losses) on cash flow hedge	$(14)	$—	$5	$3	$—

The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three and nine months ended September 29, 2019 are summarized as follows:

	Three Months Ended September 29, 2019
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$106,116	$95,613	$16,701	$13,657	$11,062
Gains (losses) on cash flow hedge	$86	$—	$(3)	$(3)	$(2)

	Nine Months Ended September 29, 2019
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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the nine months ended September 27, 2020 and September 29, 2019.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about nine non-designated derivatives per quarter with an average size of $2.1 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2020 and September 29, 2019 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(108)	$665	$553	$521

Note 8.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended September 27, 2020 and September 29, 2019:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of June 28, 2020	$14	$—	$—	$14
Other comprehensive income (loss) before reclassifications	(14)	(39)	—	(53)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(30)	—	(30)
Net current period other comprehensive income (loss)	(14)	(9)	—	(23)
Balance as of September 27, 2020	$—	$(9)	$—	$(9)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)
Other comprehensive income (loss) before reclassifications	(23)	10	—	(13)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Net current period other comprehensive income (loss)	(23)	16	—	(7)
Balance as of September 27, 2020	$—	$(9)	$—	$(9)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of June 30, 2019	$72	$(22)	$1	$51
Other comprehensive income (loss) before reclassifications	(27)	100	—	73
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	78	—	78
Net current period other comprehensive income (loss)	(27)	22	—	(5)
Balance as of September 29, 2019	$45	$—	$1	$46

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income (loss) before reclassifications	47	256	1	304
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	258	—	258
Net current period other comprehensive income (loss)	47	(2)	1	46
Balance as of September 29, 2019	$45	$—	$1	$46

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 27, 2020 and September 29, 2019:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	September 27, 2020		September 29, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$(39)	$(37)	$100	$86	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	5	—	(3)	Research and development
Foreign currency contracts	—	2	—	(3)	Sales and marketing
Foreign currency contracts	—	—	—	(2)	General and administrative
	$(39)	$(30)	$100	$78	Total *

	Nine Months Ended
	September 27, 2020		September 29, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$10	$(14)	$257	$333	Revenue
Foreign currency contracts	—	—	—	(2)	Cost of revenue
Foreign currency contracts	—	5	—	(24)	Research and development
Foreign currency contracts	—	3	—	(38)	Sales and marketing
Foreign currency contracts	—	—	—	(11)	General and administrative
	$10	$(6)	$257	$258	Total *
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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain certain amount of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of September 27, 2020, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of September 27, 2020.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating lease expense for the three and nine months ended September 27, 2020 and September 29, 2019 was as follows:

		Three Months Ended		Nine Months Ended
	Statements of Operations Location	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
			(In thousands)
Operating lease cost (1)	General and administrative	$1,728	$1,726	$5,319	$5,068
________________________
(1) Includes short-term leases and variable lease costs which were immaterial.

Supplemental cash flow information related to operating leases for the three and nine months ended September 27, 2020 and September 29, 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,493	$1,470	$4,452	$2,882
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$439	$461	$22,172

Weighted average remaining lease term and weighted average discount rate related to operating leases as of September 27, 2020 were as follows:

Weighted average remaining lease term	7.1 years
Weighted average discount rate	5.69%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of September 27, 2020 was as follows (in thousands):

2020 (Remaining three months)	$1,505
2021	5,893
2022	5,735
2023	4,946
2024	4,449
Thereafter	14,672
Total lease payments	37,200
Less: interest (1)	(6,800)
Total	$30,400

Accrued liabilities	$4,376
Non-current operating lease liabilities	26,024
Total	$30,400
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

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of September 27, 2020 the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancellable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancellable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 27, 2020, the Company had approximately $38.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of September 27, 2020, the loss liability from committed purchases was $3.0 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Balance at the beginning of the period	$3,023	$3,232	$3,169	$3,712
Provision for warranty obligation made during the period	—	364	—	292
Settlements made during the period	(455)	(193)	(601)	(601)
Balance at the end of the period	$2,568	$3,403	$2,568	$3,403

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

The plaintiffs in the State Action filed a consolidated complaint on May 1, 2019. The plaintiffs allege that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended. The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On June 21, 2019, the court stayed the State Action pending resolution of the Federal Action, given the substantial overlap between the claims. The court has set a case management conference for December 16, 2020, so the parties can provide an update regarding the Federal Action.

In the Federal Action, the court appointed a shareholder named Matis Nayman as lead plaintiff. On June 7, 2019, plaintiff filed an amended complaint. Plaintiff alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s sales trends and products. In the amended complaint, plaintiff sought to represent a class of persons who purchased or otherwise acquired the Company’s common stock (i) during the period between August 3, 2018 through December 3, 2018 and/or (ii) pursuant to or traceable to the IPO. Plaintiff seeks class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees, and other further relief as the court may deem just and proper.

On August 6, 2019, defendants filed a motion to dismiss. The court granted that motion, and plaintiff filed a second amended complaint. On June 12, 2020, plaintiff filed an unopposed motion for preliminary approval of a class action settlement for $1.25 million. The settlement remains subject to further court approval. On September 24, 2020, the court entered an order preliminarily approving the settlement. The final approval hearing is scheduled for March 11, 2021.

As of September 27, 2020, the Company had accrued a loss contingency of $1.25 million for the Federal Action, reflecting the amounts owed under the settlement agreement. In October 2020, the Company made a $1.25 million payment to an escrow account administered by the court and plaintiff’s counsel (the “Settlement Fund”). The Settlement Fund shall be deemed to be in the custody of the court and shall remain subject to the jurisdiction of the court until such time as the Settlement Fund is distributed pursuant to the settlement agreement and/or further order of the court.

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

On April 15, 2020, a purported stockholder named David W. Foster filed a lawsuit under 8 Del. C. § 220 in the Delaware Court of Chancery. Plaintiff seeks inspection of corporate books and records to investigate the allegations underlying the State Actions and Federal Action. Plaintiff also seeks an order directing the Company to pay his costs and expenses. On June 30, 2020, the parties filed a stipulation to stay the case so that they could attempt to reach a negotiated resolution. On July 1, 2020, the court approved the stipulation. The parties have reached an agreement in principle to resolve the action and are working to resolve the remaining issues. The impact on the Company's financial statements is expected to be immaterial.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of September 27, 2020 and December 31, 2019.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of September 27, 2020 and December 31, 2019. In connection with the separation of the Company’s business from NETGEAR (the “Separation”), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of September 27, 2020.

On June 15, 2020 (the “Retirement Date”), Christine Gorjanc retired as the Chief Financial Officer, principal financial officer and principal accounting officer of the Company. In connection with her retirement, the Company, NETGEAR and Ms. Gorjanc entered into a Separation Agreement and Release (the “Separation Agreement”) pursuant to which Ms. Gorjanc received a $15,000 cash payment and accelerated vesting of (i) 8,749 shares subject to Company stock options, (ii) 43,216 shares subject to Company restricted stock units, (iii) 2,897 shares subject to NETGEAR stock options and (iv) 15,000 shares subject to NETGEAR restricted stock units. The Board of Directors of the Company appointed Gordon Mattingly as the Company's Chief Financial Officer, principal financial officer and principal accounting officer, effective as of the Retirement Date. In connection with his appointment as the Company’s Chief Financial Officer, the Company entered into a confirmatory employment letter (the “Employment Agreement”) with Mr. Mattingly. Pursuant to the Employment Agreement, Mr. Mattingly will receive an annual base salary of $383,000 and is eligible to receive an annual target bonus of 70% of his annual base salary. Mr. Mattingly will also continue to be eligible to participate in the Company’s equity compensation plans and employee benefit plans available to other employees of the Company. The Company also entered into an updated change in control and severance agreement consistent with Mr. Mattingly’s new role of Chief Financial Officer.

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

The following table sets forth the available shares for grant under the 2018 Plan as of September 27, 2020 and December 31, 2019:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2019	2,630
Additional authorized shares	3,031
Granted (1)	(7,331)
Forfeited / cancelled (2)	3,345
Shares traded for taxes	1,252
Shares available for grant as of September 27, 2020	2,927
_________________________
(1)    Includes 2.0 million shares consisting of RSUs (50% of the grant), performance RSUs ("PSUs") (25% of the grant), and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the Company's named executive officers ("NEOs") during the fiscal quarter ended June 28, 2020. Also includes 1.1 million immediately vested shares granted to employees for annual bonus in RSU form.
(2)    Includes (a) 1.4 million options granted in connection with the IPO ("IPO Options") that were voluntarily cancelled by the Company's Chief Executive Officer ("CEO") in January 2020 with no replacement award, (b) 0.1 million IPO Options granted to Ms. Gorjanc that were cancelled for not achieving performance milestones, (c) 0.2 million shares subject to the PSUs granted to the Company's NEOs that were cancelled as the performance milestone was not achieved, and (d) awards that were cancelled in connection with Ms. Gorjanc's separation from the Company (0.3 million IPO Options and 54 thousand shares subject to the MPSUs).

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 16, 2019 and ended on August 15, 2019. As of September 27, 2020, approximately 1.1 million shares were available for issuance under the ESPP.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Option Activity

The Company’s stock option activity during the nine months ended September 27, 2020 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019 (1)	6,040	$11.56
Granted	—	$—
Exercised	(4)	$5.65
Forfeited / cancelled (2)	(2,234)	$14.95
Outstanding as of September 27, 2020	3,802	$9.58
Vested and expected to vest as of September 27, 2020	3,802	$9.58
Exercisable Options as of September 27, 2020 (3)	3,268	$8.88
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
(2)     Includes 1.4 million shares subject to the IPO Options that were voluntarily cancelled by the CEO in January 2020 with no replacement award, 0.1 million IPO Options granted to Ms. Gorjanc that were cancelled as the performance milestone was not achieved, and 0.3 million IPO Options that were cancelled in connection with Ms. Gorjanc's separation from the Company.
(3)     Includes 6 thousand options that were accelerated in connection with Ms. Gorjanc's separation from the Company.

NETGEAR stock option activity for Company employees during the nine months ended September 27, 2020 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	205	$25.94
Exercised	(139)	$22.69
Forfeited / cancelled	(47)	$36.73
Expired	—	$—
Outstanding as of September 27, 2020	19	$22.95
Vested and expected to vest as of September 27, 2020	19	$22.95
Exercisable Options as of September 27, 2020 (1)	13	$20.39
_________________________
(1)     Includes 3 thousand options that were accelerated in connection with Ms. Gorjanc's separation from the Company.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RSU Activity

The Company’s RSU activity during the nine months ended September 27, 2020 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019 (1)	7,851	$6.50
Granted (2)	7,331	$3.01
Vested (3)	(3,380)	$6.29
Forfeited (4)	(1,111)	$4.66
Outstanding as of September 27, 2020	10,691	$4.37
_________________________
(1)    Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a revenue milestone for the fiscal year ended December 31, 2019 is achieved. As of September 27, 2020, the shares subject to PSUs that were granted to the Company's NEOs were cancelled as the performance milestone was not achieved. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. The shares subject to the MPSUs that were granted to Ms. Gorjanc were cancelled in connection with her separation from the Company during the fiscal quarter ended June 28, 2020. As of September 27, 2020, 200% of the outstanding MPSUs are expected to vest.
(2)    Includes 2.0 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the NEOs during the fiscal quarter ended June 28, 2020. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2020 is achieved. As of September 27, 2020, 100% of the outstanding PSUs are expected to vest. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. As of September 27, 2020, 200% of the outstanding MPSUs are expected to vest.
Also includes 1.1 million immediately vested shares granted to employees for annual bonus in RSU form.
(3)    Includes 43 thousand shares subject to the RSUs that were accelerated in connection with Ms. Gorjanc's separation from the Company. Also includes 1.1 million immediately vested shares granted to employees for annual bonus in RSU form.
(4)    Includes 0.2 million shares subject to the PSUs granted to the Company's NEOs that were cancelled as the performance milestone was not achieved and 54 thousand shares subject to the MPSUs granted to Ms. Gorjanc that were cancelled in connection with her separation from the Company.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NETGEAR RSU activity for Company employees during the nine months ended September 27, 2020 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	278	$36.14
Vested (1)	(116)	$34.86
Forfeited	(21)	$36.27
Outstanding as of September 27, 2020	141	$37.18
_________________________
(1)     Includes 15 thousand shares subject to the RSUs that were accelerated in connection with Ms. Gorjanc's separation from the Company.

The Company determined the fair value of stock options and the shares offered under the ESPP using the Black-Scholes option pricing model as of the grant date. The following table sets forth the weighted average assumptions used to estimate the fair value of options granted and purchase rights granted under the ESPP for the three and nine months ended September 27, 2020 and September 29, 2019.

	Three Months Ended				Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	Stock Options		ESPP		Stock Options		ESPP
Expected life (in years)	NA	NA	0.5	0.5	NA	6.3	0.5	0.5
Risk-free interest rate	NA	NA	0.86%	2.49%	NA	2.28%	1.47%	2.49%
Expected volatility	NA	NA	99.6%	97.6%	NA	73.0%	85.7%	97.6%
Dividend yield	—	—	—	—	—	—	—	—

The Company determined the fair value of the RSUs and PSUs using the closing price of the Company's common stock as of the grant date. For PSUs, stock-based compensation expense of performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted in the fiscal quarters ended June 28, 2020 and September 29, 2019 was $4.11 and $4.14 per share, respectively. The assumptions used in this model to estimate fair value at the grant date are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Expected life	N/A	3.0	3.0	3.0
Risk-free interest rate	N/A	1.52%	0.24%	1.52%
Expected volatility	N/A	65.1%	69.3%	65.1%
Dividend yield	N/A	—	—	—
Stock Beta	N/A	0.30	0.48	0.30

Stock-Based Compensation Expense

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Company employees participated. The Company’s unaudited condensed consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Company employees participated. The stock-

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
based compensation expense for Company employees consist of the Company’s RSUs, PSUs, MPSUs and stock options, NETGEAR RSUs and stock options granted to Company employees, and employees' annual bonus in RSU form. The following table sets forth the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Cost of revenue	$942	$467	$2,007	$1,286
Research and development	2,870	1,569	6,259	4,501
Sales and marketing	1,160	791	2,895	2,722
General and administrative	4,029	2,392	15,177	6,752
Total stock-based compensation	$9,001	$5,219	$26,338	$15,261

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

As of September 27, 2020, $1.6 million of unrecognized compensation cost related to the Company’s stock options was expected to be recognized over a weighted-average period of 1.4 years. $31.1 million of unrecognized compensation cost related to unvested Company RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.6 years.

As of September 27, 2020, $42 thousand of unrecognized compensation cost related to NETGEAR stock options for Company employees was expected to be recognized over a weighted-average period of 1.0 years. $3.5 million of unrecognized compensation cost related to unvested NETGEAR RSUs for Company employees was expected to be recognized over a weighted-average period of 1.3 years.

Note 12.     Income Taxes

The provision for income taxes for the three and nine months ended September 27, 2020 was $0.1 million, or an effective tax rate of (0.7)%, and $0.4 million, or an effective tax rate of (0.5)%, respectively. The income tax provision for the three and nine months ended September 29, 2019 was $0.3 million, or an effective tax rate of (0.9)%, and $0.9 million, or an effective tax rate of (0.8)%, respectively. During the three and nine months ended September 27, 2020, the Company sustained lower domestic book losses than the same periods in the prior year. Consistent with the prior year, the Company maintained a full valuation allowance on its domestic federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets because of uncertainty about its future realizability of deferred tax assets. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The decrease in provision for income taxes for the three and nine months ended September 27, 2020, compared to the prior year periods was primarily due to lower foreign earnings in fiscal 2020.

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

Net loss per share for the three and nine months ended September 27, 2020 and September 29, 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands, except per share data)
Numerator:
Net loss	$(17,459)	$(30,590)	$(86,041)	$(105,566)
Denominator:
Weighted average common shares - basic	78,662	75,337	77,705	74,831
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	78,662	75,337	77,705	74,831

Basic net loss per share	$(0.22)	$(0.41)	$(1.11)	$(1.41)
Diluted net loss per share	$(0.22)	$(0.41)	$(1.11)	$(1.41)

Anti-dilutive employee stock-based awards, excluded	5,958	10,287	7,526	10,114

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Americas
United States (“U.S.”)	$73,826	$81,441	$166,273	$184,733
Americas (excluding U.S.)	2,035	4,121	10,717	9,759
EMEA	28,010	13,002	46,846	37,370
APAC	6,365	7,552	18,482	15,732
Total revenue	$110,236	$106,116	$242,318	$247,594

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
United States (“U.S.”)	$13,097	$17,100
Americas (excluding U.S.)	691	904
EMEA	250	316
China	2,095	2,089
APAC (excluding China)	699	943
Total property and equipment, net	$16,832	$21,352

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped approximately 18.0 million smart connected devices, and, as of September 27, 2020, our smart platform had approximately 4.8 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security channels, Arlo online store and paid subscription services. International revenue was 33.0% and 23.3% of our revenue for the three months ended September 27, 2020 and September 29, 2019, respectively, and 31.4% and 25.4% of our revenue for the nine months ended September 27, 2020 and September 29, 2019, respectively.

For the three months ended September 27, 2020 and September 29, 2019, we generated revenue of $110.2 million and $106.1 million, respectively, representing a year-over-year increase of 3.9%. Loss from operations was $18.0 million for the three months ended September 27, 2020 and $31.1 million for the three months ended September 29, 2019. For the nine months ended September 27, 2020 and September 29, 2019, we generated revenue of $242.3 million and $247.6 million, respectively, representing a year-over-year decline of 2.1%. Loss from operations was $89.2 million for the nine months ended September 27, 2020 and $107.0 million for the nine months ended September 29, 2019.

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

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. In 2019, management’s incentive compensation was partially determined using certain of these key business metrics. We believe these key business metrics provide useful information by offering the ability to make more meaningful period-to-period comparisons of our on-going operating results and a better understanding of how management plans and measures our underlying business. Our key business metrics may be calculated in a manner different from the same key business metrics used by other companies. We regularly review our processes for calculating these metrics, and from time to time we may discover inaccuracies in our metrics or make adjustments to better reflect our business or to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Cumulative registered accounts	4,774	29.3%	3,691	4,774	29.3%	3,691
Cumulative paid accounts	356	68.7%	211	356	68.7%	211
Devices shipped for the period	978	(14.1)%	1,138	2,136	(21.4)%	2,718

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

Cumulative Paid Accounts. Paid accounts worldwide measured as any account where a subscription to a paid service is being collected (either by Arlo or by Arlo's customers or channel partners), plus paid service plans of a duration of more than 3 months bundled with products (such bundles being counted as a paid account after 90 days have elapsed from the date of registration). In the fourth quarter ended December 31, 2019, we redefined paid subscribers as paid accounts to include customers that were transferred to Verisure as part of the disposal of our commercial operations in Europe, because we will continue to provide services to these European customers and receive payments associated with them, under the Verisure Agreements.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus, is a pandemic. COVID-19 has spread to many of the countries in which we, our customers, our suppliers and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures as they deem necessary. Many organizations and individuals, including the Company and its employees are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide. We anticipate that our financial results could be adversely impacted due to:

•temporary closure or decrease in foot traffic to our major customers' retail stores and shift of focus to essential goods distribution;
•disruption to our supply chain caused by delayed delivery of components from our third-party manufacturers and other suppliers located in regions affected by COVID-19;

•deferment of customer spending due to economic uncertainty;

•decreased productivity due to travel bans, work-from-home policies or shelter in place orders; and

•a slow-down in the global economy or a credit crisis.

The onset of the COVID-19 pandemic started to affect our product shipments in the second quarter of 2020 due to our major customers' retail stores facing temporary closures and decrease in foot traffic, certain of our customers shifting focus to essential goods distribution, and other uncertainties caused by the pandemic. The decline in product shipments continued throughout the third quarter of 2020. As of September 27, 2020, our Americas retail channel inventory declined to 8.5 weeks compared to 13.5 weeks as of September 29, 2019 due to disruption to our sales channel. This has contributed to a decline in net revenue in Americas by 11.3% and 9.0%, compared to the three and nine months ended September 29, 2019, respectively. At the same time, we saw a significant increase in freight-in expense of 41.2% and 84.9%, compared to the three and nine months ended September 29, 2019, respectively, as a result of higher airfreight rates.

While this is expected to be temporary, the current circumstances are dynamic and the future impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time. Our priorities and actions during the COVID-19 pandemic are focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing early and continuous updates to our health and safety policies and processes. We have successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world. We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic. We continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, travel restrictions and logistics changes that can impact our operations. As a result, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of the Company’s hedging instruments, among others. We also anticipate that COVID-19 could continue to reduce our revenues and increase product and service costs and operating expenses for the remainder of fiscal 2020.

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	September 27, 2020		September 29, 2019		September 27, 2020		September 29, 2019
	(In thousands, except percentage data)
Revenue:
Products	$91,271	82.8%	$94,306	88.9%	$191,597	79.1%	$213,359	86.2%
Services	18,965	17.2%	11,810	11.1%	50,721	20.9%	34,235	13.8%
Total revenue	110,236	100.0%	106,116	100.0%	242,318	100.0%	247,594	100.0%
Cost of revenue:
Products	79,107	71.9%	88,755	83.6%	182,481	75.3%	206,878	83.6%
Services	9,720	8.8%	6,858	6.5%	28,986	12.0%	18,618	7.5%
Total cost of revenue	88,827	80.6%	95,613	90.1%	211,467	87.3%	225,496	91.1%
Gross profit	21,409	19.4%	10,503	9.9%	30,851	12.7%	22,098	8.9%
Operating expenses:
Research and development	15,436	14.0%	16,701	15.7%	44,871	18.5%	52,456	21.2%
Sales and marketing	12,720	11.5%	13,657	12.9%	35,471	14.6%	42,389	17.1%
General and administrative	11,137	10.1%	11,062	10.4%	39,758	16.4%	32,512	13.1%
Separation expense	77	0.1%	137	0.1%	238	0.1%	1,760	0.7%
Gain on sale of business	—	—	—	—	(292)	—%	—	—
Total operating expenses	39,370	35.7%	41,557	39.2%	120,046	49.5%	129,117	52.1%
Loss from operations	(17,961)	(16.3)%	(31,054)	(29.3)%	(89,195)	(36.8)%	(107,019)	(43.2)%
Interest income	74	0.1%	596	0.6%	760	0.3%	2,170	0.9%
Other income (expense), net	543	0.5%	154	0.1%	2,837	1.3%	138	0.1%
Loss before income taxes	(17,344)	(15.7)%	(30,304)	(28.6)%	(85,598)	(35.3)%	(104,711)	(42.3)%
Provision for income taxes	115	0.1%	286	0.3%	443	0.2%	855	0.2%
Net loss	$(17,459)	(15.8)%	$(30,590)	(28.8)%	$(86,041)	(35.5)%	$(105,566)	(42.6)%

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

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Americas	$75,861	(11.3)%	$85,562	$176,990	(9.0)%	$194,492
Percentage of revenue	68.8%		80.6%	73.0%		78.6%
EMEA	28,010	115.4%	13,002	46,846	25.4%	37,370
Percentage of revenue	25.4%		12.3%	19.3%		15.1%
APAC	6,365	(15.7)%	7,552	18,482	17.5%	15,732
Percentage of revenue	5.8%		7.1%	7.6%		6.4%
Total revenue	$110,236	3.9%	$106,116	$242,318	(2.1)%	$247,594

Revenue for the three months ended September 27, 2020 increased 3.9%, compared to the prior year period. The increase was primarily driven by higher service revenue and less provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue, partially offset by a decrease in product shipments as a result of disruption to our sales channels due to the COVID-19 pandemic. Revenue for the nine months ended September 27, 2020 decreased 2.1%, compared to the prior year period. The decrease was primarily driven by a decrease in product shipments as a result of disruption to our sales channels due to the COVID-19 pandemic, partially offset by an increase in service revenue and less provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue.

Service revenue increased by $7.2 million, or 60.6%, and $16.5 million, or 48.2%, for the three and nine months ended September 27, 2020 compared to the prior year periods, respectively, due to increased paid accounts compared to the prior year periods and recognition of NRE and other incremental service revenue of $3.2 million and $8.1 million from Verisure in three and nine months ended September 27, 2020, respectively.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Cost of revenue:
Products	$79,107	(10.9)%	$88,755	$182,481	(11.8)%	$206,878
Services	9,720	41.7%	6,858	28,986	55.7%	18,618
Total cost of revenue	$88,827	(7.1)%	$95,613	$211,467	(6.2)%	$225,496

Cost of revenue decreased for the three and nine months ended September 27, 2020, primarily due to the decrease in product revenue and overhead costs, partially offset by higher service costs and excess and obsolete inventory provision compared to the prior year periods. The increase in service costs is in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile, as well as Verisure NRE service costs. The increase in excess and obsolete inventory provision reflects lower expected future demand for certain older product lines for the nine months ended September 27, 2020 as we transition to newer technologies.

Gross Margin

The following table presents gross margin for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands, except percentage data)
Gross profit:
Products	$12,164	$5,551	$9,116	$6,481
Services	9,245	4,952	21,735	15,617
Total gross profit	$21,409	$10,503	$30,851	$22,098
Gross profit percentage:
Products	13.3%	5.9%	4.8%	3.0%
Services	48.7%	41.9%	42.9%	45.6%
Total gross profit percentage	19.4%	9.9%	12.7%	8.9%

Product margin increased for the three and nine months ended September 27, 2020, compared to the prior year periods, primarily due to a decrease in provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue, partially offset by higher excess and obsolete inventory provision.

Service margin increased for the three months ended September 27, 2020, compared to the prior year period, primarily due to an increase in paid service revenue and cost optimizations implemented. Service margin decreased for the nine months ended September 27, 2020, compared to the prior year period, primarily due to higher investment in our cloud service offerings and lower gross margin on the NRE service revenue associated with the Verisure NRE arrangement.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Research and development expense	$15,436	(7.6)%	$16,701	$44,871	(14.5)%	$52,456

Research and development expense decreased for the three months ended September 27, 2020, compared to the prior year period, due to decreases of $1.2 million in corporate IT and facility overhead, partially offset by increases of $0.6 million in personnel-related expenditures and $0.6 million in expenses related to outside professional services. Also, certain research and development expenses amounting to $1.2 million were attributed to the Verisure NRE arrangement in fiscal 2020, and are classified as cost of service revenue. Research and development expense decreased for the nine months ended September 27, 2020, compared to the prior year period, due to decreases of $2.4 million in personnel-related expenses primarily due to the reduction in force implemented in the last quarter of 2019, and $3.2 million in corporate IT and facility overhead, partially offset by increase of $1.3 million in expenses related to outside professional services. Also, contributing to the reduction in Research and development expense, various research and development expenses amounting to $3.1 million were attributed to the Verisure NRE arrangement, and are classified as cost of service revenue in fiscal 2020.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Sales and marketing expense	$12,720	(6.9)%	$13,657	$35,471	(16.3)%	$42,389

Sales and marketing expense decreased for the three months ended September 27, 2020, compared to the prior year period, primarily due to decreases in personnel-related expenses of $1.1 million as a result of a general reduction of headcount within sales and marketing as well as the transfer of our European sales and marketing on December 30, 2019 to Verisure coupled with a reduction in travel related expenses as a result of COVID-19 restrictions. Sales and marketing expense decreased for the nine months ended September 27, 2020, compared to the prior year period, primarily due to decreases in personnel-related expenses of $4.3 million, marketing expenditures of $1.4 million and corporate IT and facility overhead of $1.2 million as a result of a general reduction of headcount within sales and marketing as well as the transfer of our European sales and marketing on December 30, 2019 to Verisure coupled with a reduction in travel related expense as a result of COVID-19 restrictions.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
General and administrative expense	$11,137	0.7%	$11,062	$39,758	22.3%	$32,512

General and administrative expense increased for the three months ended September 27, 2020, compared to the prior year period, primarily due to higher personnel-related expenditures of $1.3 million, partially offset by lower costs of $0.9 million in legal and professional services. General and administrative expense increased for the nine months ended September 27, 2020, compared to the prior year period, primarily due to higher personnel-related expenditures of $7.5 million, as a result of the $7.4 million stock-based compensation expense recognized for the voluntary forfeiture of our CEO's IPO Options in January 2020, partially offset by the reversal of the previously recognized stock-based compensation expense amounting to $1.2 million of unvested IPO Options and RSU upon separation of Ms. Gorjanc in June 2020, and

$0.8 million of Verisure transaction costs recognized in 2020, partially offset by lower costs of $0.8 million in legal and professional services.

Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a standalone company, we have incurred separation costs. The significant reduction during the three and nine months ended September 27, 2020 was as a result of the substantial completion of our Separation from NETGEAR effective December 31, 2018.

The following table presents separation expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Separation expense	$77	(43.8)%	$137	$238	(86.5)%	$1,760

Gain on sale of business

The following table presents gain on sale of business for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Gain on sale of business	$—	**	$—	$(292)	**	$—
**Percentage change not meaningful

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $292 thousand as a result of the final working capital adjustment. There was no gain or loss for the three months ended September 27, 2020 and the three and nine months ended September 29, 2019. Refer to Note 4, Disposal of business, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete discussion of this disposal.

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Interest income	$74	**	$596	$760	**	$2,170
Other income (expense), net	$543	**	$154	$2,837	**	$138
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to decrease as we use up our short-term investments and cash and cash equivalents to fund our operations, while interest rates have also declined.

Other income (expense), net, increased for the three months ended September 27, 2020, compared to the prior year period primarily due to Verisure TSA income of $0.9 million recognized in 2020, partially offset by a decrease of $0.4 million in fair value remeasurement of liability-classified awards for employees transferred to Verisure in December 2019 and a decrease of $0.2 million due to losses in foreign currency hedging contracts. Other income (expense), net, increased for the nine months ended September 27, 2020, compared to the prior year period primarily due to Verisure TSA income of $3.0 million recognized in 2020.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Provision for income taxes	$115	(59.8)%	$286	$443	(48.2)%	$855
Effective tax rate	(0.7)%		(0.9)%	(0.5)%		(0.8)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The decrease in provision for income taxes for the three and nine months ended September 27, 2020, compared to the prior year periods was primarily due to lower foreign earnings in 2020. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted by the United States. The CARES Act did not have a material impact on the Company's provision for income taxes for the three and nine months ended September 27, 2020.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of September 27, 2020, our accumulated deficit was $217.6 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of September 27, 2020, we had cash, cash equivalents and short-term investments totaling $193.6 million. 6.3% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), due to the one-time transition tax on un-repatriated earnings, the tax impact would generally be immaterial should we repatriate our cash from foreign earnings. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of September 27, 2020, we have not borrowed against this credit facility. Refer to Note 9. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement.

Based on our current plans, the business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions. In addition, to preserve the tax-free treatment of our separation from NETGEAR, we have agreed in the tax matters agreement with NETGEAR to certain restrictions on our business, which generally will be effective during the two-year period following the special stock dividend (the “Distribution”) by NETGEAR to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR that occurred on December 31, 2018, that could limit our ability to pursue certain transactions including equity issuances.

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
The following table presents our cash flows for the periods presented:

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Net cash used in operating activities	$(59,317)	$(42,715)
Net cash used in investing activities	(2,155)	5,209
Net cash used in financing activities	(1,581)	82
Net cash decrease	$(63,053)	$(37,424)

Operating activities

Net cash used in operating activities increased by $16.6 million for the nine months ended September 27, 2020 compared to the prior year period. This increase comprised $35.8 million improvement in net cash used in operating activities excluding changes in working capital, primarily due to a reduction in net loss, offset by an increase in cash used in working capital of $52.4 million, mainly as a result of a reduction in inventory in 2019 which has not been repeated in 2020.

Our days sales outstanding (“DSO”) decreased to 47 days as of September 27, 2020 compared to 97 days as of December 31, 2019, primarily as a result of customer mix, an increase in service revenue and growth in Arlo online store sales, all of which have shorter payment terms. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers, while service revenue is typically a lower percentage of our revenue in the fourth quarter. Inventory increased marginally to $69.0 million as of September 27, 2020 from $68.6 million as of December 31, 2019, primarily due to higher inventory purchases, partially offset by lower on-hand inventory balance. Our ending inventory turns were 4.6x in the three months ended September 27, 2020 down from 5.9x turns in the three months ended December 31, 2019, primarily as a result of the normal seasonal reduction in our business, accentuated by the impact of COVID-19. Our accounts payable decreased to $74.7 million as of September 27, 2020 from $111.7 million as of December 31, 2019, primarily as a result of payments to suppliers for the purchases made in the fourth quarter of 2019 and the normal seasonality of our business.

Investing activities

Net cash used in investing activities increased by $7.4 million for the nine months ended September 27, 2020 compared to the prior year period, primarily due to higher short-term investments of $10.3 million, partially offset by less purchases of property and equipment of $3.0 million due to the completion of leasehold improvements in 2019 at our San Jose headquarters.

Financing activities

Net cash used in financing activities of $1.6 million and $0.1 million in the nine months ended September 27, 2020 and September 29, 2019, respectively, represented withholding tax from restricted stock unit releases, offset by proceeds from ESPP contributions.

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

Off-Balance Sheet Arrangements

As of September 27, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 27, 2020, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 27, 2020, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  The design of our processes and controls allow for remote execution with accessibility to secure data.  We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The COVID-19 pandemic also could reduce demand for our products and services as our largest channel partners focus on selling essential goods, temporarily close stores or experience decreases in foot traffic. In addition, a recession or market correction resulting from the spread of COVID-19 could further decrease technology spending, adversely affecting demand for our products and services, our business and the value of our common stock. As of September 27, 2020, our retail channel inventory in Americas declined to 8.5 weeks compared to 13.5 weeks at September 29, 2019 due to disruption to our sales channel, contributing to a decline in net revenue in Americas by 11.3% and 9.0%, compared to the three and nine months ended September 29, 2019, respectively.

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue. For the three and nine months ended September 27, 2020, our freight-in expense increased by 41% and 85%, compared to the prior year periods.

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

We have recorded a net loss of $17.5 million and $86.0 million for the three and nine months ended September 27, 2020, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of September 27, 2020, our accumulated deficit was $217.6 million.

As of September 27, 2020, our cash and cash equivalents and short-term investments totaled $193.6 million. While we anticipate that our current cash, cash equivalents and cash to be generated from operations will be sufficient to meet our projected operating plans through at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

*Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon.com, Inc. ("Amazon"), which is also one of our primary competitors, may materially adversely affect our business, results of operations, and financial condition.

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

Amazon produces the Amazon Cloud Cam, which competes with our security camera products, and recently acquired two of our competitors, Blink and Ring. Amazon may choose to hamper our competitive efforts, using provision of AWS services as leverage. In the event that there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations, and financial condition.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”), and Amazon and their respective affiliates. For the three and nine months ended September 27, 2020, we derived 12.3% and 14.2% of our revenue from Amazon and its affiliates, 23.6% and 20.5% of our revenue from Costco and its affiliates, 25.4% and 19.2% of our revenue from Verisure Ireland DAC and its affiliates, and 9.9% and 11.0% of our revenue from Best Buy and its affiliates, respectively. In addition, we sell to wholesale distributors, including Also Holdings AG, Ingram Micro, Inc., D&H Distributing Company, Exertis (UK) Ltd., and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefited from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

On September 17, 2018, President Trump announced the imposition of an additional 10% ad valorem duty on approximately $200 billion worth of Chinese imports, known as List 3, pursuant to Section 301 of the Trade Act of 1974. The Office of the U.S. Trade Representative concurrently published the final list of products that are subject to the additional duty, effective September 24, 2018. On May 10, 2019, the President increased the additional duty to 25% ad valorem, and has since proposed a further increase of this rate to 30%, though the increase is not currently scheduled to take effect. In addition, on August 20, 2019, the President announced an additional 15% import duty on other Chinese imports, known as List 4, with the additional duties on certain items (List 4A) effective September 1, 2019, and the remainder (List 4B) effective December 15, 2019. While the additional duty on List 4A has gone into effect, the implementation of the additional duty on List 4B has been suspended in definitely. Further, as of February 14, 2020, the additional duty rate on items listed on List 4A is reduced from 15% to 7.5%. We are actively addressing the risks related to these additional and potential ad valorem duties, which have affected, or have the potential to affect, at least some of our imports from China. Although we have already taken some steps to mitigate these risks, including by moving a significant portion of our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially adversely affected.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three and nine months ended September 27, 2020, we derived 12.3% and 14.2% of our revenue from Amazon and its affiliates, respectively.

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

International sales comprise a significant amount of our overall revenue. International sales were 33.0% and 23.3% of overall revenue in the three months ended September 27, 2020 and September 29, 2019, respectively, and 31.4% and 25.4% of overall revenue in the nine months ended September 27, 2020 and September 29, 2019. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

As of December 31, 2019, our U.S. federal and state net operating loss carryforwards were approximately $61.0 million and approximately $45.4 million respectively. Moreover, our U.S. federal and state research and development tax credits were approximately $1.6 million and approximately $1.3 million, respectively. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by the Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited.

The Internal Revenue Services ("IRS") and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

In addition, the Organization for Economic Co-operation and Development (“OECD”) have been working on new laws on the taxation of the digital economy to provide taxing rights to jurisdictions where the customers or users are located. Some countries have enacted, and others have proposed the new laws to tax digital transactions. These developments could result in material impacts to our financial statements.

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (“VAT”) or goods and services tax (“GST”). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest, and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities will agree with our reporting positions and upon audit such tax and customs authorities may assess additional taxes, duties, interest, and penalties against us.

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

Notwithstanding the opinion of counsel, the IRS could determine that the Distribution, together with certain related transactions, should be treated as a taxable transaction if it were to determine that any of the facts, assumptions, representations, statements or undertakings upon which the opinion of counsel was based were false or had been violated, or if it were to disagree with the conclusions in the opinion of counsel. The opinion of counsel is not binding on the IRS or the courts, and we cannot assure that the IRS or a court would not assert a contrary position. NETGEAR has not requested, and does not intend to request, a ruling from the IRS with respect to the treatment of the Distribution or certain related transactions for U.S. federal income tax purposes.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of September 27, 2020, we have 79,026,508 shares of common stock outstanding.

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

If, in any period our stock price decreases to the point where the fair value of our assets (as partially indicated by our market capitalization) is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill, other intangible assets and long-lived assets be determined resulting in an adverse impact on our results of operations. If there is a further decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the associated goodwill impairment of up to $11.0 million.

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

Date: November 5, 2020