Form 10-K
period 2020-12-31
Arlo Technologies, Inc.
filed 2021-02-26
CIK 1736946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2020 was $161.7 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 26, 2020 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of the registrant's common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 80,503,730 shares as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, including, among other things: health epidemics, including the recent COVID-19 pandemic, and other outbreaks could significantly disrupt our operations; future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; the collaboration with Verisure may not be successful; the financial capacity available under the revolving credit line; and the impact and timing of the restructuring plan and our business strategies and development plans may not be successful. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Item 1A — Risk Factors” in Part I of this Form 10-K and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•The effects of health epidemics, including the recent COVID-19 pandemic, could have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

•We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to fluctuate or decline.

•If we fail to continue to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if our products or services are not adopted as expected, we will not be able to compete effectively and we will be unable to increase or maintain revenue and gross margin.

•We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

•We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

•Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

•If we lose the services of key personnel, we may not be able to execute our business strategy effectively.

•We entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will be a successful collaboration.

•We are subject to financial and operating covenants in our business financing agreement with Western Alliance Bank (the “Credit Agreement”) and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

•We are dependent on information technology systems, infrastructure and data. System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations, or information technology systems, and could lead to theft of our intellectual property, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

•Our future success depends on our ability to increase sales of our paid subscription services.

•We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, including due to the COVID-19 pandemic, we could lose market share and our brand may suffer.

•If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

•Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon.com, Inc. ("Amazon"), which is also one of our primary competitors, may materially adversely affect our business, results of operations, and financial condition.

•Our current and future products may experience quality problems, including defects or errors, from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims resulting in significant direct or indirect costs, decreased revenue, and operating margin, and harm to our brand.

Item 1. Business

Overview

Arlo Technologies, Inc. (“we”, “Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that is transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. To date, we have launched several categories of award-winning smart connected devices, including wired and wire-free smart Wi-Fi and LTE-enabled cameras, audio and video doorbells, and floodlight cameras. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify and Samsung SmartThings. Since the launch of our first product in December 2014, we have shipped over 19.2 million smart connected devices, and, as of December 31, 2020, our smart platform had approximately 5.0 million cumulative registered accounts across more than 100 countries around the world. We plan to continue to introduce new smart connected devices to the Arlo platform both in cameras and new categories, increase the number of registered accounts on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

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

Market

Our total addressable market consists of individuals and business owners who use connected devices to enhance their lives. Outside of the home, we have seen adoption of our cellular-enabled products in a variety of use cases, such as neighborhood watch, construction site monitoring, wildlife and outdoor trail surveillance and event monitoring. We believe the small business, government and direct home monitoring channels provide growth areas for us in addition to our retail and e-commerce presence. In early 2020, we launched Arlo SmartCloud a Software as a Service (“SaaS”) solution to deliver scalable security cloud services for business. With Arlo SmartCloud, we are extending our platform to partners to help innovate and deploy new opportunities beyond our own camera ecosystem. We believe we are well-positioned to extend our current reach to the broader connected lifestyle market both within and beyond the home as we continue to launch new products and services within our connected lifestyle platform.

Products

Smart Connected Devices

Arlo Q and Arlo Q Plus, released in the fourth quarter of 2015, bring Arlo’s performance and design to an indoor wired solution that allows users to easily monitor their surroundings with 1080p HD video quality. With two-way audio communication, users cannot only watch but also interact with their children, pets or other guests in their home or business. Arlo Q and Arlo Q Plus also feature optional 24/7 recording on a subscription basis. Arlo Q Plus includes the additional functionality of being powered-over-ethernet, which is common for business environments.

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

Arlo Ultra, released in the first quarter of 2019 and designed with advanced 4K high dynamic range ("HDR") video quality with color night vision, wire-free setup, a 180-degree diagonal field-of-view, an integrated spotlight and crystal-clear two-way audio with advanced noise cancellations, Ultra delivers ultimate peace of mind for anyone looking to monitor their home or business. Users will experience enhanced detail and clarity and are able to zoom in on video clips to uncover details such as license plate and clothing. Ultra delivers one of the widest viewing angles in the wire-free security camera industry. Ultra is paired with a new Arlo SmartHub that functions as the nucleus of the smart home and engineered with Arlo RFTM, a proprietary two-way audio frequency technology. Arlo Ultra also includes one year of free Arlo Smart so the users can experience the benefits we deliver.

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

Arlo Video Doorbell, released in the fourth quarter of 2019 and designed to capture what traditional video doorbells can’t, the new smart entry solution boasts an industry-leading vertical field-of-view, allowing users to get a bigger, more precise picture of their front porch. The Video Doorbell captures footage in a square aspect ratio to allow users to fully view packages on the ground, or visitors from head to toe. It also offers features such as HD resolution image quality along with clear, two-way audio for users to simultaneously see and speak to visitors. Unlike conventional doorbell cameras, the Arlo Video Doorbell delivers direct-to-mobile video calls and personalized alerts when packages, people, vehicles, or animals are detected, allowing for users to quickly reply or take action provided they are an Arlo Smart subscriber or in a trial period. The Arlo Video Doorbell connects to an existing mechanical or digital chime for simple installation and continuous power. Arlo Video Doorbell includes a three-month trial period of Arlo Smart.

Arlo Floodlight Camera, released in the first quarter of 2020 and is the first wire-free variant on the market. The floodlight camera brings powerful LEDs, an integrated 2K HDR camera, 160-degree field of view, two-way audio, custom lighting configurations and a built-in siren to any home or small business. The floodlight camera can automatically measure the amount of surrounding light to allow for true customization for when the floodlight automatically turns on. The floodlight camera also offers three different light patterns – constant, flashing, and pulsating – which users can control manually on-demand or via automation rules. Arlo Floodlight Camera includes a three-month trial period of Arlo Smart.

Arlo Essential Spotlight, released in the second quarter of 2020 and designed with an industry-leading, 180-degree viewing angle with a square, 1:1 aspect ratio that ensures users can see packages on the ground or visitors from head-to-toe on their mobile devices. Arlo Essential Spotlight features HD video resolution combined with direct-to-mobile video calls, clear, two-way audio, an integrated spotlight with color night vision, built in siren and personalized alerts that allow users to quickly reply to guests or take action. Able to connect directly to WiFi, the latest solution can be powered by its rechargeable battery or be hardwired for continuous charging. Arlo Essential Spotlight includes a three-month trial period of Arlo Smart.

Arlo Ultra 2, released in the second quarter of 2020 and designed to deliver an enhanced user experience with improved range, building on advanced features such as 4K video with HDR, an ultra-wide, 180-degree field of view, auto zoom and tracking on moving object with clarity and detail, color night vision allowing you to see video in color rather than traditional black and white, built-in siren that automatically triggered by motion or audio, or manually triggered via the Arlo App and more. Arlo Ultra 2 works with Amazon Alexa, Google Assistant, Apple Homekit, and IFTTT for easy interaction, automation and control. Arlo Ultra 2 includes a three-month trial period of Arlo Smart.

Arlo Essential XL Spotlight, released in the third quarter of 2020 and which features an integrated, wire-free, extended-life battery that works for up to one year on one charge, an integrated spotlight with color night vision, HD video, two-way audio, motion detection alerts and a built-in siren. A direct to a WiFi connection enables the Arlo Essential XL Spotlight camera to function as a stand-alone home security solution without the need for a separate Arlo SmartHub or Base Station. Arlo Essential XL Spotlight includes a three-month trial period of Arlo Smart.

Arlo Essential Wire-Free Video Doorbell, released in the third quarter of 2020, features an easy-to-install, wire-free, battery-powered design. Arlo’s latest front-entry solution – which joins a robust ecosystem of home security products and services – captures what conventional video doorbells can’t. An industry-leading, 180-degree viewing angle with a square, 1:1 aspect ratio ensures users can see packages on the ground or visitors from head-to-toe on their mobile devices. HD video resolution combined with direct-to-mobile video calls, clear, two-way audio and personalized alerts, allow users to quickly reply to guests or take action. Able to connect directly to WiFi, the latest solution can be powered by its rechargeable battery or be hardwired for continuous charging. Arlo Essential Wire-Free Video Doorbell includes a three-month trial period of Arlo Smart.

Arlo Pro 4 Wire-Free Spotlight, released in the fourth quarter of 2020 and designed with weather resistance, wide 160-degree field of view, 2K video resolution with HDR, and six-month battery life. Pro 4 also includes two-way audio, built-in siren, and integrated spotlight. The updated Pro 4 has the ability to connect directly to home Wi-Fi networks without the need for a dedicated Arlo SmartHub or Base Station, which allows the camera to work as a standalone system for easier installation and setup. Arlo Pro 4 Wire-Free Spotlight camera includes a three-month trial period of Arlo Smart.

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

•The Devices screen provides a quick at-a-glance dashboard of the user’s devices linked to their account, with valuable status icons like device battery life, and actionable buttons to live stream from their Arlo camera, call e911, activate a siren, or access the device’s settings.

•The Library screen delivers a timeline view of recorded video clips in the user’s Arlo Smart account, with additional tagging of clips that contain subject matter identified by Arlo Smart’s AI- and CV-based object detection, such as person, package, vehicle or even animal.

•The Mode screen enables users to quickly Arm or Disarm their Arlo system.

•The Settings screen provides access to additional device or account level information and features, including customization of Arlo Smart notifications and detection capabilities.

Services

Launched in 2018, Arlo Smart is a paid subscription service that adds powerful AI capabilities to our cameras that enhance the user experience. Arlo Smart incorporates and replaces our legacy paid subscription services. Through real-time computer vision algorithms, Arlo Smart provides users a more personalized experience, deeper insights into detected activity and streamlined access to take responsive actions in urgent situations, such as contacting local emergency services. A three-month free trial period of Arlo Smart is provided with various Arlo camera and doorbell products. Our paid services subscriber base has grown from over 144,000 paid accounts as of December 31, 2018 to about 435,000 as of December 31, 2020. In addition, some of our older camera products come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support.

In January 2020, we launched Arlo SmartCloud, a SaaS solution to deliver scalable security cloud services for business. Its comprehensive offering includes computer vision, multi-object detection, audio analysis, security services, scaled storage and numerous ecosystem integrations. Arlo SmartCloud is a fully managed robust global platform of capabilities built for security, scalability, and reliability that can be deployed as part of advanced subscription services for hardware companies, automotive companies, service providers, insurance companies, home builders, smart communities, smart cities, traditional security companies, and other related verticals.

Our services also include certain development services provided to Verisure S.à.r.l. under a Non-recurring Engineering arrangement as part of the disposal of our commercial operations in Europe in the fourth quarter of 2019. Refer to the "Agreements with Verisure" section below for details.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, broadcast channels, wireless carriers and security solution providers.

Retailers. We sell to traditional and online retailers, either directly or through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, including digital and traditional media, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Costco, Best Buy, and Amazon and their affiliates. For the year ended December 31, 2020, we derived 20.6%, 14.6% and 12.2% of our revenue from Costco, Best Buy and Amazon and their respective affiliates, respectively. In the third quarter of 2019, we launched our online direct to consumer store to sell our products directly to our customers.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, wireless carriers and broadcast channels. We sell directly to our distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation.

Broadcast Channels. We also sell our products through TV shopping networks such as HSN.

Wireless Carriers. We supply our products to major wireless carriers around the world, including AT&T, Verizon, Telstra and Vodafone. This sales channel is and will continue to be the key route-to-market for our current portable LTE-enabled camera and any future cellular-enabled connected lifestyle devices.

Security Solution Providers. We sell our products and services to security solution providers, including Verisure S.à.r.l, from which we derived 17.3% of our revenue, and Securitas Security Services USA, Inc.

Agreements with Verisure S.à.r.l.

On November 4, 2019, we concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”) with Verisure S.à.r.l. ("Verisure"). Verisure is a leading European provider of professionally monitored security systems with 24/7 response services to both residential and small business customers. The Verisure Agreements created a strategic partnership that leverages both the Company and Verisure’s capabilities to create incremental scale to address the ever-growing demand for residential and commercial security. The strategic partnership will combine our innovative connected cameras and cloud services platform with Verisure’s professionally monitored security solutions to provide a new level of smart security for European customers. The transactions contemplated by the Verisure Agreements closed on December 30, 2019.

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

The Supply Agreement provides that, upon the terms and subject to the conditions set forth in the Supply Agreement, Verisure will become the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally in connection with Verisure’s security business. During the five-year period commencing January 1, 2020, Verisure has an aggregate purchase commitment of $500.0 million. As of December 31, 2020, $47.3 million of the purchase commitment has been fulfilled. On December 30, 2019, Verisure prepaid $20.0 million for product purchases in fiscal 2020 and on December 21, 2020, Verisure prepaid $40.0 million for product purchases in fiscal 2021 and fiscal 2022.

The Supply Agreement also provides for certain development services to Verisure under the Non-recurring Engineering ("NRE") arrangement, including development of certain custom products specified by Verisure, in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. In the second fiscal quarter of 2020, an additional $3.5 million was added to the contract price as a result of a modification to Verisure's specification for the Outdoor Custom Camera.

As part of the Purchase Agreement, we also entered into a Transition Services Agreement with Verisure ("Verisure TSA") to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support and other services, including sales and marketing, operations and supply chain, finance, legal, and human resources. As compensation for these transition services, we will be reimbursed by Verisure based on actual direct costs plus allocation of overhead.

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

We believe that we compete favorably in these areas on the basis of our market leadership position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Cypress Semiconductor Co., OmniVision Technologies Inc. and Qualcomm Incorporated. Moreover, our focus on building a connected lifestyle platform, combined with our leadership in innovation in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce devices with connected lifestyle functionalities. Nevertheless, the connected lifestyle market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Ring and Blink) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T and Comcast; and smaller point product companies.

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

As of December 31, 2020, our research and development staff consisted of 137 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, RF engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

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

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam and Indonesia, with minimal manufacturers in China, and shipped to our logistics hubs located in the United States, Hong Kong and Australia. Our operations team coordinates with our manufacturers to ensure that the shipment of our products from the manufacturers to these logistics hubs meets customer demand.

Marketing

Our marketing programs are focused on building global brand awareness, increasing product adoption and driving sales. Our marketing efforts target individuals interested in a connected lifestyle and we believe our marketing programs allow us to attract and engage with customers efficiently and at scale. We also increase brand awareness by augmenting word-of-mouth recommendations from Arlo customers and key influencers, interact digitally with current and prospective customers and maintain and develop our strong channel partnerships and strong shelf presence. We collaborate with our retail partners on market development activities to drive in-store and online engagement with the brand and drive purchases.

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

Arlo Cloud Engineering Operations

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

Seasonality

Historically, we have generated higher revenue in the third and fourth quarters of each year compared to the first and second quarters due to seasonal demand from consumer markets, primarily relating to the beginning of the school year and the holiday season. For example, for the years ended December 31, 2020, 2019 and 2018, our third and fourth quarters collectively represented 63.0%, 61.8% and 54.5%, respectively, of our revenue for such years. Therefore, timely and effective product and service introductions are critical to our results of operations.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2020, we had a backlog of $5.7 million, compared to $5.4 million as of December 31, 2019 and $18.9 million as of December 31, 2018. As we typically fulfill orders received within a relatively short period after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

We currently hold 72 U.S. issued patents, 32 pending U.S. patent applications, seven international patents, including patents issued by China and and the EU, 13 pending patent applications outside of the United States. All the patents and patent applications generally relate to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have six registered trademarks and three pending trademark applications in the United States, as well as 38 registered trademarks and 10 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in nine countries, including the United States, Australia, Canada, China, and Japan, as well as the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

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

Our Culture and Our Employees

Our culture, mission and core values are a critical part of our success. Our culture is built on a foundation that encourages creativity through entrepreneurship, diversity, empowerment, ethics and open dialogue to continually innovate and improve our technology, solutions, brand and partnerships. We continue to recruit and hire exceptionally talented, diverse and ethical employees and are proud of Arlo culture we have been able to build. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. As of December 31, 2020, we had 359 full-time employees.

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

Information about our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 19, 2021.

Name	Age	Position(s)
Matthew McRae	47	Chief Executive Officer and Director
Gordon Mattingly	50	Chief Financial Officer
Brian Busse	52	General Counsel and Corporate Secretary

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

Gordon Mattingly. Gordon Mattingly has served as our Chief Financial Officer since June 15, 2020. Mr. Mattingly served as our Senior Vice President, Finance from July 2018 to June 2020. From 2003 through June 2018, Mr. Mattingly held various financial roles with NETGEAR and its affiliates, most recently serving as Vice President, Financial Planning & Analysis from August 2011 through June 2018. Before joining NETGEAR, Inc., Mr. Mattingly held various European finance positions within U.S. technology companies such as RealNetworks, Inc., International Business Machines Corporation and Tivoli Systems Inc. Mr. Mattingly began his career in finance with the London audit firm of Mazars Group, where he specialized in audits at Lloyd’s of London and qualified as a member of the Institute of Chartered Accountants in England and Wales. Mr. Mattingly also qualified in 2013 as a member of the Chartered Institute of Taxation. Mr. Mattingly received a BSc in Economics and Accountancy from the University of Southampton.

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

Risks Related to Our Business

The effects of health epidemics, including the recent COVID-19 pandemic, could have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we, our partners and our customers operate. On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and our customers. For example, we have implemented a work-from-home policy for the vast majority of employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees, customers, partners and stockholders. The effects of pandemic adversely affected our product shipments and financial results for the year ended December 31, 2020.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. The COVID-19 pandemic also could reduce demand for our products and services as our largest channel partners focus on selling essential goods, temporarily close stores or experience decreases in foot traffic. In addition, a recession or market correction resulting from the spread of COVID-19 could further decrease technology spending, adversely affecting demand for our products and services, our business and the value of our common stock. As of December 31, 2020, our retail channel inventory in Americas declined compared to December 31, 2019 due to disruption to our sales channel, contributing to a decline in net revenue in Americas by 6.8%, compared to the year ended December 31, 2019.

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We cannot guarantee that our third-party manufacturers or other suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our third-party manufacturers and other suppliers, it could result in lost sales and have a material adverse effect on our business. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue. For the year ended December 31, 2020, our freight-in expense increased by 56%, compared to the prior year.

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

•changes in U.S. and international tax policy, including changes that adversely affect customs, tax or duty rates such as tariffs on product imports, as well as income tax legislation and regulations that affect the countries where we conduct business;

•operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•disruptions or delays related to our financial and enterprise resource planning systems;

•our inability to accurately forecast product demand, resulting in increased inventory exposure;

•allowance for credit losses exposure with our existing retailers, distributors and other channel partners and new retailers, distributors and other channel partners, particularly as we expand into new international markets;

•geopolitical disruption, including sudden changes in immigration policies, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support, and research and development;

•terms of our contracts with channel partners or suppliers that cause us to incur additional expenses or assume additional liabilities;

•an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for credit losses;

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

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the components used in our products are specifically designed for use in our products, some of which are obtained from sole source suppliers. These components include lens, lens-sensors, and passive infrared (“PIR”) sensors that have been customized for the Arlo application, as well as custom-made batteries that provide power conservation and safety features. In addition, the components used in our end products have been optimized to extend battery life. Our third-party manufacturers generally purchase these components on our behalf, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. Due to such shortage, starting in the fourth quarter of 2020 we started to experience component shortages, including longer lead times for components, and supply constraints, which we expect to continue into 2021. Such shortages and constraints are affecting our ability to meet scheduled product deliveries and worldwide demand for our products in the first quarter of 2021 and potentially beyond. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors that may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

We have recorded a net loss of $101.3 million, $86.0 million and $75.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2020 and 2019, our accumulated deficit was $232.8 million and $131.5 million, respectively.

As of December 31, 2020, our cash and cash equivalents and short-term investments totaled $206.1 million. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of December 31, 2020, we have not borrowed against this credit facility. Refer to Note 10. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on such business financing agreement. While based on our current plans, the business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

We entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will be a successful collaboration.

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

We are dependent on information technology systems, infrastructure and data. System security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations, or information technology systems, and could lead to theft of our intellectual property, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. Our products and services may contain unknown security vulnerabilities. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking, unauthorized manipulation, or misuse. In addition, we offer a comprehensive online cloud management service, Arlo Smart, paired with our end products, including our cameras, baby monitors, and smart lights and we recently launched our direct to consumer store to sell our products directly to our customers. If malicious actors compromise this cloud service or our direct to consumer store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and direct to consumer store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to properly secure our system or successfully prevent breaches of security relating to our products, services, or user private information, including user videos and user personal identification information, or if these third-party systems fail for other reasons, our management could need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations, and financial condition could be materially adversely affected.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers but the multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or other business partners may be exposed to unauthorized persons or to the public. Malicious actors may develop and deploy malware that is designed to manipulate our systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including cyber-attack. While we have established service-level and geographic redundancy for our critical systems, our ability to utilize these redundant systems must be tested regularly, failing over to such systems always carries risk and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Changes in how our employees work and access our systems during the current COVID-19 pandemic also could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents.

We devote considerable internal and external resources to network security, data encryption, and other security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. Potential breaches of our security measures and the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees, or our customers or users, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions or inactions, hacking, fraud, social engineering, or other forms of deception could expose us, our customers, or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Further, we cannot be certain that (a) our liability insurance will be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

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

If disruptions in our transportation network occur or our shipping costs substantially increase, including due to the COVID-19 pandemic, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

We are highly dependent upon the transportation systems we use to ship our products, including surface, ocean and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than a disruption at the beginning of a quarter.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in Long Beach, California, where we import our products to fulfill our Americas orders, could significantly disrupt our business. Our international freight is regularly subjected to inspection by governmental entities. As a result of the COVID-19 pandemic, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Transit times have also increased. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, results of operations, and financial condition.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”) and Verisure and their respective affiliates. For the year ended December 31, 2020, we derived 20.6%, 17.3%, 14.6% and 12.2%of our revenue from Costco, Verisure, Best Buy and Amazon and their affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefited from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

Because we store, process, and use data, some of which contain personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other related matters, which are subject to change.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including with respect to user privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often unpredictable and uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contain personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could materially adversely affect our business, results of operations, and financial condition.

In the EU/EEA, the General Data Protection Regulation (2016/679) (“GDPR”) went into effect in 2018 and replaced Directive 95/46/EC (the EU Privacy Directive), becoming directly applicable in all European Union member states. The GDPR establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful in the long term under GDPR. With the expiry of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. GDPR and CCPA will impose additional responsibility and liability in relation to our processing of personal data. GDPR, CCPA, and CPRA may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations, and financial condition.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the year ended December 31, 2020, we derived 12.2% of our revenue from Amazon and its affiliates.

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

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decides not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. In addition, certain of Arlo’s firmware and the AI-

based algorithms that we use in our Arlo Smart services incorporate open source software, the licenses for which may include customary requirements for, and restrictions on, use of the open source software.

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

International sales comprise a significant amount of our overall revenue. International sales were 28.4%, 26.6%, and 22.6% of overall revenue in fiscal 2020, 2019, and 2018, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Because we do not have a long history of operating as a separate company and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recognized under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) have been working on new laws on the taxation of the digital economy to provide taxing rights to jurisdictions where the customers or users are located. Some countries have enacted, and others have proposed the new laws to tax digital transactions. These developments may result in material impacts to our financial statements.

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

NETGEAR received an opinion from outside tax counsel regarding qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of NETGEAR and us, including those relating to the past and future conduct of NETGEAR and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or NETGEAR breach any of the respective covenants in any of the separation-related agreements, the opinion of the outside tax counsel could be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding the opinion of the outside tax counsel, the IRS could determine on an audit that the Distribution, together with certain related transactions, should be taxable if it determines that any of the facts, assumptions, representations, statements or undertakings were incorrect or had been violated, or if it disagrees with the conclusions in the opinion. The opinion of counsel is not binding on the IRS or the courts, and we cannot assure that the IRS or a court would not assert a contrary position. NETGEAR has not requested, and does not intend to request, a ruling from the IRS with respect to the treatment of the Distribution or certain related transactions for U.S. federal income tax purposes.

The consolidated U.S federal income tax return for the calendar year 2018 that we filed with NETGEAR to report the Distribution together with certain related transactions is currently under audit by the IRS. If the Distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, NETGEAR would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value, and NETGEAR stockholders who receive shares of our common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We entered into the tax matters agreement with NETGEAR to indemnify NETGEAR for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the Distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the Separation-related agreements or in the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations arising under the tax matters agreement could be material.

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

Risks Related to Ownership of Our Common Stock

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of December 31, 2020, we have 79,336,242 shares of common stock outstanding.

In the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Any impairment of goodwill, other intangible assets, and long-lived assets could negatively impact our results of operations.

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

If, in any period our stock price decreases to the point where the fair value of our assets (as partially indicated by our market capitalization) is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill, other intangible assets and long-lived assets be determined resulting in an adverse impact on our results of operations. If there is a decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the associated goodwill impairment of up to $11.0 million.

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

General Risks

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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to complying with public company regulations.

Prior to the Separation, we historically operated our business as a segment of a public company. As a standalone public company, we have additional legal, accounting, insurance, compliance, and other expenses that we had not incurred historically. We are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with dual corporate headquarters located in San Jose, California and Carlsbad, California. Effective June 2018, we entered into a lease agreement for our San Jose corporate headquarters for approximately 77,800 square feet of office space, which expires in June 2029. Effective December 1, 2018, we entered into a lease for Carlsbad headquarters for approximately 63,500 square feet of office space, which expires in November 2024. Until December 31, 2018, we shared office space with NETGEAR in NETGEAR’s San Jose and Carlsbad headquarters and paid NETGEAR a fee in connection with such use.

Our international headquarters occupy approximately 5,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. During fiscal 2020, our international sales personnel are based out of local sales offices or home offices in Australia and Canada. Our operations personnel use leased facilities in Hong Kong. We maintain our marketing and research and development facilities in San Jose (the United States), Irvine (the United States), Carlsbad (the United States), Richmond (Canada) and Taipei (Taiwan). In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Texas, Tennessee, Mexico and Hong Kong.

We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it. Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the COVID-19 pandemic. Our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. As of December 31, 2020, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business should we decide to reopen our facilities in the next twelve months.

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

Holders of Common Stock

On February 19, 2021, we had 8 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividends

We have not historically declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities and Issuer Purchases of Equity Securities

For the year ended December 31, 2020, we did not sell any unregistered securities.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 3, 2018 through December 31, 2020 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”) and the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”). The measurement points in the graph below are August 3, 2018 (the first trading day of our common stock on the NYSE) and the last trading day of each fiscal quarter through the fiscal year ended December 31, 2020. The graph assumes that $100 was invested in Arlo common stock at the closing price of $22.10 on August 3, 2018 and in the NYSE Composite Index, the S&P 600 Information Technology Index, and the S&P Small Cap 600 Index on August 3, 2018, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

150
125
100
75
50
25
0
Dollars
03-Aug-18
30-Sep-18
31-Dec-18
31-Mar-19
30-Jun-19
29-Sep-19
31-Dec-19
29-Mar-20
28-Jun-20
27-Sep-20
31-Dec-20
Arlo Technologies, Inc.
NYSE Composite Index
S&P 600 Information Technology Index
S&P Small Cap 600 Index
Russell 2000 Index

Item 6. Selected Financial Data

The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

The consolidated statements of operations data for each of the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10‑K. The consolidated statements of income data for the years ended December 31, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

The full years of 2016 and 2017 and first quarter and second quarter of 2018, are based on carve-out financials and reflect the transactions which are directly attributable to Arlo and certain allocated costs, whereas third quarter and fourth quarter of 2018 and fiscal years of 2019 and 2020 are based on our actual results for the periods as a standalone public company.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Revenue (1)	$357,154	$370,007	$464,918	$370,658	$184,604
Cost of revenue (2)	301,765	334,203	372,843	279,424	146,570
Gross profit	55,389	35,804	92,075	91,234	38,034
Operating expenses:
Research and development (2)	60,137	69,384	58,794	34,683	24,438
Sales and marketing (2)	49,064	56,985	52,593	34,340	18,455
General and administrative (2)	51,096	47,624	28,209	15,096	8,289
Separation expense	248	1,913	27,252	1,384	—
Gain on sale of business (3)	(292)	(54,881)	—	—	—
Total operating expenses	160,253	121,025	166,848	85,503	51,182
Income (loss) from operations	(104,864)	(85,221)	(74,773)	5,731	(13,148)
Interest income	802	2,737	1,239	—	—
Other income (expense), net	3,436	913	(1,177)	1,946	(512)
Income (loss) before income taxes	(100,626)	(81,571)	(74,711)	7,677	(13,660)
Provision for income taxes	625	4,380	772	1,128	83
Net income (loss)	$(101,251)	$(85,951)	$(75,483)	$6,549	$(13,743)
Net income (loss) per share:
Basic (4)	$(1.30)	$(1.14)	$(1.12)	$0.11	$(0.22)
Diluted (4)	$(1.30)	$(1.14)	$(1.12)	$0.11	$(0.22)
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

(2)     Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2020	2019	2018			2017			2016
	Total	Total	Direct	Indirect	Total	Direct	Indirect	Total	Direct	Indirect	Total
		(In thousands)
Cost of revenue	$2,961	$2,013	$608	$583	$1,191	$102	$599	$701	$61	$266	$327
Research and development	9,055	6,868	3,078	396	3,474	1,959	455	2,414	1,349	195	1,544
Sales and marketing	4,106	3,859	1,992	969	2,961	390	866	1,256	110	407	517
General and administrative	19,125	10,154	3,153	2,100	5,253	—	2,547	2,547	—	1,216	1,216
Total	$35,247	$22,894	$8,831	$4,048	$12,879	$2,451	$4,467	$6,918	$1,520	$2,084	$3,604

(3)    Relates to the sale of our commercial operations in Europe in the fourth quarter of 2019. Refer to Note 4, Disposal of Business, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of this disposal.

(4) Information regarding calculation of per share data is described in Note 14, Net Income (Loss) Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheets Data:

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cash, cash equivalents and short-term investments (1)	$206,124	$256,670	$201,027	$108	$220
Working capital	$119,202	$175,668	$233,484	$112,878	$54,967
Total assets (2)	$413,968	$542,712	$595,946	$269,820	$158,581
Deferred revenue (current and non-current)	$69,705	$66,098	$49,991	$47,404	$23,393
Non-current operating lease liabilities (2)	$25,029	$29,001	$—	$—	$—
Non-current financing lease obligation (3)	$—	$—	$19,978	$—	$—
Total liabilities	$280,201	$339,336	$326,444	$144,401	$85,407
Stockholders’ equity	$133,767	$203,376	$269,502	$125,419	$73,174
_________________________
(1)    In fiscal year 2018, reflects $70.9 million in cash contributed by NETGEAR prior to the completion of the IPO in 2018, and the net proceeds of $173.4 million raised from the IPO, net of the portion of the offering cost paid by Arlo, which portion was $1.4 million. Our total offering cost is $4.6 million, of which $3.2 million was paid by NETGEAR. In fiscal year 2019, reflects $75.2 million from Verisure related to sale of the Company's commercial operations in Europe, an advance payment for product purchases, and NRE services under the Supply Agreement.

(2)    On January 1, 2019, the Company adopted ASU 2016-12, "Leases" (Topic 842) and applied this guidance utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019. Refer to Note 11, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about our leases.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that is transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 19.2 million smart connected devices, and as of December 31, 2020, our smart platform had approximately 5.0 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo's direct to consumer store and paid subscription services. International revenue was 28.4%, 26.6% and 22.6% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

For the years ended December 31, 2020, 2019 and 2018, we generated revenue of $357.2 million, $370.0 million and $464.9 million, respectively. Loss from operations was $104.9 million, $85.2 million, $74.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Income (loss) from operations for the years ended December 31, 2020, 2019 and 2018 included separation expense of $0.2 million, $1.9 million and $27.3 million, respectively. Income (loss) from operations for the years ended December 31, 2020 and 2019 included gain on sale of business of $0.3 million and $54.9 million, respectively.

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

	Year Ended As of and for the Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Cumulative registered accounts	5,047	25.7%	4,015	40.9%	2,850
Cumulative paid accounts	435	89.1%	230	59.7%	144

Cumulative Registered Accounts. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered accounts at the end of a particular period as the number of unique registered accounts on the Arlo platform as of the end of such particular period. The number of registered accounts does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people. We changed our definition from registered users to registered accounts starting in the fourth quarter of 2019 due to the Verisure transaction. Verisure will own the registered accounts but we will continue to provide services to these European customers under the Verisure Agreements.

Cumulative Paid Accounts. Paid accounts worldwide measured as any account where a subscription to a paid service is being collected (either by the Company or by the Company’s customers or channel partners), plus paid service plans of a duration of more than 3 months bundled with products (such bundles being counted as a paid account after 90 days have elapsed from the date of registration). In the fourth quarter of 2019, we redefined paid subscribers as paid accounts to include customers that were transferred to Verisure as part of the disposal of our commercial operations in Europe because we will continue to provide services to these European customers and receive payments associated with them, under the Verisure Agreements.

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

The onset of the COVID-19 pandemic started to affect our product shipments in the second quarter of 2020 due to our major customers' retail stores facing temporary closures and decreases in foot traffic, certain of our customers shifting focus to essential goods distribution, and other uncertainties caused by the pandemic. The decline in product shipments continued throughout the fourth quarter of 2020. As of December 31, 2020, Americas retail channel inventory declined compared to December 31, 2019 due to lower inventory holding by our Retail Channel customers during the pandemic. This has contributed to a 6.8% decline in net revenue in the Americas, compared to the prior year. In addition, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased. For the year ended December 31, 2020, we saw a 56% increase in freight-in expense compared to the prior year, as a result of the higher sea and airfreight rates.

While this is expected to be temporary, the current circumstances are dynamic and the future impacts of COVID-19 on our business operations, including their duration and impact on overall customer demand, cannot be reasonably estimated at this time. Our priorities and actions during the COVID-19 pandemic are focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing early and continuous updates to our health and safety policies and processes. We have successfully migrated all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world. We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic. We continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. Due to such shortage, starting in the fourth quarter of 2020 we started to experience component shortages, including longer lead times for components, and supply constraints, which we expect to continue into 2021. Such shortages and constraints are affecting our ability to meet scheduled product deliveries and worldwide demand for our products in the first quarter of 2021 and potentially beyond. As a result, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of the Company’s hedging instruments, among others. We also anticipate that COVID-19 could continue to reduce our revenues and increase product and service costs and operating expenses for fiscal year 2021.

We are focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and deferment of hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Comparability of Historical Results

Through July 1, 2018, the operating results of Arlo had historically been disclosed as a reportable segment within the consolidated financial statements of NETGEAR, enabling the identification of directly attributable transactional information, functional departments, and headcount. Revenue and Cost of revenue, with the exception of channel sales incentives, were derived from transactional information specific to Arlo products and services. Directly attributable operating expenses were derived from activities relating to Arlo functional departments and headcount. Arlo employees also historically participated in NETGEAR’s stock-based incentive plans, in the form of restricted stock units (“RSUs”), stock options, and purchase rights issued pursuant to NETGEAR’s employee stock purchase plan. Stock-based compensation expense has been either directly reported by or allocated to Arlo based on the awards and terms previously granted to NETGEAR’s employees.

The consolidated statements of operations of the Company as presented for the year ended 2018 reflect the directly attributable transactional information specific to Arlo and certain additional allocated costs through July 1, 2018. The allocated costs for corporate functions included, but were not limited to, allocations of general corporate expenses from NETGEAR including expenses related to corporate services, such as executive management, information technology, legal, finance and accounting, human resources, tax, treasury, research and development, sales and marketing, shared facilities and other shared services. These costs were allocated based on revenue, headcount, or other measures the Company has determined as reasonable. Following July 1, 2018, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The amount of these allocations from NETGEAR reflected within operating expenses in the consolidated statements of operations was $30.6 million from January 1, 2018 to the date of the completion of the IPO, which included $9.4 million for research and development, $10.0 million for sales and marketing, and $11.2 million for general and administrative expense.

The management of Arlo believes the assumptions underlying the consolidated financial statements, including the assumptions regarding the allocated expenses, reasonably reflect the utilization of services provided, or the benefit received by Arlo during the periods presented. Nevertheless, the consolidated financial statements may not be indicative of Arlo’s future performance and do not necessarily reflect Arlo’s results of operations, financial position, and cash flows had Arlo been a standalone company during the period presented.

Components of Our Operating Results

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue and NRE service revenue from Verisure. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our First generation camera products under our old business model come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support. Our second generation camera, doorbell and floodlight products under our new business model come with a prepaid service that includes a one-year free trial period of Arlo Smart bundled with our Arlo Ultra products launched in early 2019, and a three-month free trial period of Arlo Smart bundled with our products launched after September 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our services also include certain development services provided to Verisure under a NRE arrangement as part of the disposal of our commercial operations in Europe in the fourth quarter of 2019. Refer to Note 4, Disposal of Business, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the NRE arrangement.

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

Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally. We expect that our revenue and profitability in Europe will improve over the lifetime of the Supply Agreement. Refer to Note 4, Disposal of Business, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the Supply Agreement.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory, royalties to third parties; and amortization expense of certain acquired intangibles. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, as well as NRE service costs incurred under the Verisure NRE arrangement.

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

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and IT and facilities overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to stay relatively flat in absolute dollars for fiscal 2021 as we manage our expenses while continuing to develop new product and service offerings to support the connected lifestyle market.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; and outbound freight costs. We expect our sales and marketing expense to fluctuate for the foreseeable future based on the seasonality of our business, the growth of our direct to consumer store, and the extent to which we invest in marketing to drive awareness of our brand and drive demand for our products.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, IT and facilities overhead, strategic initiative expense, and other general corporate expense. We expect our general and administrative expense to stay relatively flat in absolute dollars. However, we also expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

Separation Expense

Separation expense consists primarily of costs associated with our separation from NETGEAR, including third-party advisory, consulting, legal and professional services for separation matters including IPO-related litigation, IT-related expenses directly related to our separation from NETGEAR, and other items that are incremental and one-time in nature. To operate as a standalone company, we have incurred separation costs of $0.2 million, $1.9 million and $27.3 million during the years ended December 31, 2020, 2019 and 2018, respectively, to replicate certain services previously provided by NETGEAR. The significant reduction during the years ended December 31, 2020 and 2019 was as a result of the substantial completion of our Separation from NETGEAR on December 31, 2018.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these unrecognized tax benefits in the period when facts and circumstances change, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related interest and penalties.

The Tax Cut and Jobs Act of 2017 ("Tax Act") introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the consolidated statements of operations data, which we derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2020		2019		2018
	(In thousands, except percentage data)
Revenue:
Products	$284,868	79.8%	$323,242	87.4%	$427,113	91.9%
Services	72,286	20.2%	46,765	12.6%	37,805	8.1%
Total revenue	357,154	100.0%	370,007	100.0%	464,918	100.0%
Cost of revenue:
Products	263,905	73.9%	307,348	83.1%	354,023	76.1%
Services	37,860	10.6%	26,855	7.3%	18,820	4.0%
Total cost of revenue	301,765	84.5%	334,203	90.3%	372,843	80.2%
Gross profit	55,389	15.5%	35,804	9.7%	92,075	19.8%
Operating expenses:
Research and development	60,137	16.8%	69,384	18.8%	58,794	12.6%
Sales and marketing	49,064	13.7%	56,985	15.4%	52,593	11.3%
General and administrative	51,096	14.3%	47,624	12.9%	28,209	6.1%
Separation expense	248	0.1%	1,913	0.5%	27,252	5.9%
Gain on sale of business	(292)	(0.1)%	(54,881)	(14.8)%	—	—%
Total operating expenses	160,253	44.9%	121,025	32.7%	166,848	35.9%
Loss from operations	(104,864)	(29.4)%	(85,221)	(23.0)%	(74,773)	(16.1)%
Interest income	802	0.2%	2,737	0.7%	1,239	0.3%
Other income (expense), net	3,436	1.1%	913	0.2%	(1,177)	(0.3)%
Loss before income taxes	(100,626)	(28.1)%	(81,571)	(22.0)%	(74,711)	(16.1)%
Provision for income taxes	625	0.2%	4,380	1.2%	772	0.1%
Net loss	$(101,251)	(28.3)%	$(85,951)	(23.2)%	$(75,483)	(16.2)%

Revenue

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Americas	$269,395	(6.8)%	$289,160	(23.3)%	$376,805
Percentage of revenue	75.4%		78.1%		81.0%
EMEA	$61,832	8.0%	$57,232	(12.6)%	$65,462
Percentage of revenue	17.3%		15.5%		14.1%
APAC	$25,927	9.8%	$23,615	4.3%	$22,651
Percentage of revenue	7.3%		6.4%		4.9%
Total revenue	$357,154	(3.5)%	$370,007	(20.4)%	$464,918

Revenue decreased 3.5% across all geographic regions for the year ended December 31, 2020 compared to the prior year. The decrease was primarily driven by a decrease in product shipments as a result of disruption to our sales channels due to the COVID-19 pandemic and a slowdown in our customer demand for connected cameras, partially offset by an increase in service revenue and less provisions for sales returns, price protection and marketing expenditures that are deemed to be a reduction of revenue. Service revenue increased by $25.5 million, or 54.6%, for the year ended December 31, 2020 compared to the prior year, due to increased paid accounts and recognition of NRE and other incremental service revenue from Verisure in the fiscal year 2020.

Revenue decreased 20.4% across all geographic regions for the year ended December 31, 2019 compared to the prior year. The decrease was primarily driven by a slowdown in our customer demand for connected cameras, increased competition, higher marketing expenditures deemed to be a reduction of revenues, increased provisions for price protection that are deemed to be a reduction of revenue, offset by higher service revenue. We launched Arlo Ultra, with 4K video resolution capability, in the first fiscal quarter of 2019, Arlo Pro 3, with 2K video resolution capability, in the third fiscal quarter of 2019 and Arlo Video Doorbell with 180 degree viewing angle, in the fourth quarter of 2019. Service revenue increased by $9.0 million, or 23.7%, for the year ended December 31, 2019 compared to the prior year, as our paid subscribers increased compared to the prior year.

Cost of Revenue

The following table presents cost of revenue for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Cost of revenue:
Products	$263,905	(14.1)%	$307,348	(13.2)%	$354,023
Services	37,860	41.0%	26,855	42.7%	18,820
Total cost of revenue	$301,765	(9.7)%	$334,203	(10.4)%	$372,843

Cost of products revenue decreased for the year ended December 31, 2020, primarily due to the decrease in product revenue and overhead costs, partially offset by higher excess and obsolete inventory provision compared to the prior year. The increase in excess and obsolete inventory provision reflects lower expected future demand for certain older product lines for the fiscal year 2020 as we transition to newer technologies. The increase in cost of services revenue is in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile, as well as Verisure NRE service costs, offset by cost optimizations implemented during the year.

Cost of products revenue decreased for the year ended December 31, 2019, due primarily to a decline in product revenue compared to the prior year. Cost of services revenue increased for the year ended December 31, 2019, in line with the service revenue growth and due to our continued investment in our cloud service offerings to improve our customer experience and to enhance our security profile, offset by cost optimizations implemented during the year.

Gross Margin

The following table presents gross margin for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Gross profit:
Products	$20,963	31.9%	$15,894	(78.3)%	$73,090
Services	34,426	72.9%	19,910	4.9%	18,985
Total gross profit	$55,389	54.7%	$35,804	(61.1)%	$92,075
Gross profit percentage:
Products	7.4%		4.9%		17.1%
Services	47.6%		42.6%		50.2%
Total gross profit percentage	15.5%		9.7%		19.8%

Gross margin increased for the year ended December 31, 2020 compared to the prior year, due to a combination of both product and service margin increases. The product margin increase is primarily due to decreased provisions for price protection and marketing expenditures that are deemed to be reductions of revenue and decreased product overhead, partially offset by higher excess and obsolete inventory provision. Service margin increased for year ended December 31, 2020, compared to the prior year, primarily due to an increase in paid service revenue and cost optimizations implemented.

Gross margin decreased for the year ended December 31, 2019 compared to the prior year, due to a combination of both product and service margin declines. The product margin decline is primarily due to increased marketing expenditures deemed to be a reduction of revenues, increased provisions for price protection that are deemed to be reductions of revenue, increased warranty costs, product overhead and freight-related costs, offset by less charges for excess or obsolete inventory. Service margin decreased for the year ended December 31, 2019 compared to the prior year, primarily due to higher service cost growth which included the cost of the free 3-month and 12-month trials of Arlo Smart included in our new product offerings in fiscal 2019.

Operating Expenses

The first and second quarters of 2018, are based on carve-out financials and reflect the transactions which are directly attributable to Arlo and certain allocated costs, whereas third quarter and fourth quarter of 2018 and full years of 2019 and 2020 are based on our actual results for the periods as a standalone public company.

Research and Development

The following table presents research and development expense for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Research and development expense	$60,137	(13.3)%	$69,384	18.0%	$58,794

Research and development expense decreased for the year ended December 31, 2020 compared to the prior year, due to decreases of $2.6 million in personnel-related expenses primarily as a result of the reduction in force implemented in the last quarter of 2019, and $4.1 million in IT and facility overhead, partially offset by an increase of $2.0 million in expenses related to outside professional services. Also contributing to the reduction in Research and development expense, various research and development expenses amounting to $4.1 million were attributed to the Verisure NRE arrangement, and are classified as cost of service revenue in fiscal year 2020.

Research and development expense increased for the year ended December 31, 2019 compared to the prior year due to increases of $2.5 million in personnel-related expenses and $8.3 million in IT and facilities overhead. The increased expenditures on personnel-related expense and engineering projects were due to continuous investment in strategic focus areas, principally the expansion of our Arlo product and service offerings and the growth of our cloud platform capabilities. The increase in IT and facilities overhead is due to the fact that starting in late 2018 Arlo moved to separate facilities globally and for the full year of 2019 Arlo maintained its own facilities and IT infrastructures and systems globally as a standalone public company.

Sales and Marketing

The following table presents sales and marketing expense for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Sales and marketing expense	$49,064	(13.9)%	$56,985	8.4%	$52,593

Sales and marketing expense decreased for the year ended December 31, 2020 compared to the prior year, primarily due to decreases in personnel-related expenses of $5.5 million, outside professional services of $2.1 million, and IT and facility overhead of $2.1 million, partially offset by an increase in credit card processing fees of $1.0 million driven by the growth in sales from Arlo's direct to consumer store and paid accounts service revenue. The decreases are as a result of a general reduction of headcount within sales and marketing as well as the transfer of our European sales and marketing team to Verisure on December 30, 2019, coupled with a reduction in travel related expense as a result of COVID-19 restrictions.

Sales and marketing expense increased for the year ended December 31, 2019 compared to the prior year, primarily due to an increase in outside professional services of $2.0 million, IT and facilities overhead of $2.7 million, and personnel-related expenses of $1.2 million. The increases were partially offset by a decrease of $1.5 million in expenses related to NETGEAR Transition Service Agreement ("TSA"). The increase in IT and facilities overhead is due to the fact that starting in late 2018 Arlo moved to separate facilities globally and for the whole of 2019 Arlo maintained its own facilities and IT infrastructures and systems globally as a standalone public company.

General and Administrative

The following table presents general and administrative expense for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
General and administrative expense	$51,096	7.3%	$47,624	68.8%	$28,209

General and administrative expense increased for the year ended December 31, 2020 compared to the prior year, primarily due to higher personnel-related expenditures of $7.8 million, partially offset by decreases of $2.2 million in legal and professional services and $1.1 million of transaction costs related to the disposal of our commercial operations in Europe in the fourth quarter of 2019. The increase in personnel-related expenditures were mainly driven by the $7.4 million stock-based compensation expense recognized for the voluntary forfeiture of certain options by our Chief Executive Officer in January 2020, partially offset by the reversal of the previously recognized stock-based compensation expense amounting to $1.2 million of unvested options and restricted stock units upon the separation of our former Chief Financial Officer in June 2020.

General and administrative expense increased for the year ended December 31, 2019 compared to the prior year, primarily due to higher IT and facilities overhead of $9.7 million, higher personnel-related expenditures of $6.0 million, higher legal and professional services of $5.3 million, and transaction costs of $1.9 million related to the disposal of our commercial operations in Europe, partially offset by $4.2 million decrease in NETGEAR TSA related expenses. The increase in general and administrative expense was driven by the increase in related IT and facilities overhead due to the fact that starting in late 2018 Arlo moved to separate facilities globally and for the whole of 2019 Arlo maintained its own facilities and IT infrastructures and systems globally, increased customary public company costs, including outside legal and audit fees, insurance and other costs as our company became a standalone public company since August 2018.

Separation Expense

The following table presents separation expense for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Separation expense	$248	(87.0)%	$1,913	**	$27,252
**Percentage change not meaningful.
Separation expense consists primarily of charges for third-party advisory, consulting, legal and professional services, IT-related expenses, and other items that are incremental and one-time in nature related to our separation from NETGEAR. To operate as a standalone company, we have incurred separation costs. The significant reduction for fiscal years of 2020 and 2019 was as a result of the substantial completion of our Separation from NETGEAR effective December 31, 2018.

Gain on sale of business

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Gain on sale of business	$(292)	**	$(54,881)	**	$—
**Percentage change not meaningful.

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business of $54.9 million. In the first quarter of 2020, we recognized an additional gain of $0.3 million as a result of the final working capital adjustment. There was no gain on sale of business for the year ended December 31, 2018. Refer to Note 4, Disposal of Business, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of this disposal.

Interest Income and Other Income (Expense), Net
The following table presents other income (expense), net for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Interest income	802	**	2,737	**	1,239
Other income (expense), net	3,436	**	913	**	(1,177)
**Percentage change not meaningful.

During the year ended December 31, 2020, we earned interest income of $0.8 million from our cash equivalents and short-term investments. The reduction, compared to the prior year, is primarily due to the decrease in our short-term investments and cash and cash equivalents as we funded our operations and the decline in interest rates. Other income (expense), net increased for the year ended December 31, 2020 compared to the prior year, primarily due to Verisure TSA related income of $4.0 million recognized in fiscal year 2020.

During the year ended December 31, 2019, we earned interest income of $2.7 million from our cash equivalents and short-term investments. Other income (expense), net increased for the year ended December 31, 2019 compared to the prior year, primarily due to Verisure TSA related income of $0.8 million and higher foreign currency transaction gains, mainly as a result of the U.S. dollar strengthening against transaction currencies.

Provision for Income Taxes

Provision for income taxes and effective tax rate consisted of the following:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Provision for income taxes	$625	(85.7)%	$4,380	(31.6)%	$772
Effective tax rate	(0.6)%		(5.4)%		(1.0)%

The decrease in provision for income taxes for the year ended December 31, 2020 compared to the prior year was primarily due to lower foreign earnings in 2020, resulting from the sale of our commercial operations in Europe during the fourth quarter of 2019. Furthermore, 2019 included the gain on sale of certain assets related to the Company's commercial operations in Europe during the fourth quarter of 2019. Losses incurred predominantly in the U.S continue to be subject to a full valuation allowance.

The increase in provision for income taxes for the year ended December 31, 2019 compared to the prior year was primarily due to higher foreign earnings in 2019 and gain on sale of certain assets related to the Company's commercial operations in Europe during the fourth quarter of 2019. Losses incurred predominantly in the U.S continue to be subject to a full valuation allowance.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2020, our accumulated deficit was $232.8 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of December 31, 2020, we had cash, cash equivalents and short-term investments totaling $206.1 million. As of December 31, 2020, 23.3% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, as a result of the Tax Act, the tax impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility of up to $40.0 million and as of December 31, 2020, we have not borrowed against this credit facility. Refer to Note 10. Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on such business financing agreement.

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

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$(46,530)	$9,171	$(17,686)
Net cash provided by (used in) investing activities	(3,975)	76,262	(71,285)
Net cash provided by (used in) financing activities	(23)	(38)	244,287
Net increase (decrease) in cash and cash equivalents and restricted cash	$(50,528)	$85,395	$155,316

Operating activities

Net cash used in operating activities increased by $55.7 million for the year ended December 31, 2020 compared to the prior year. This increase comprised a $55.8 million reduction in adjusted net loss for cash flows, offset by an increase in working capital used in operations of $111.5 million, mainly due to a reduction in accounts payable in 2020, compared to an increase in accounts payable in 2019 and an initiative to right-size inventory in 2019 which was not repeated in 2020.

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

Our days sales outstanding (“DSO”) decreased to 64 days as of December 31, 2020 as compared to 97 days as of December 31, 2019, primarily as a result of customer mix, an increase in service revenue and growth in sales from Arlo's direct to consumer store, all of which have shorter payment terms. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers, while service revenue is typically a lower percentage of our revenue in the fourth quarter. Inventory decreased to $64.7 million as of December 31, 2020 from $68.6 million as of December 31, 2019, primarily due to lower inventory purchases. Our ending inventory turns were 5.0x in the three months ended December 31, 2020 down from 5.9x turns in the three months ended December 31, 2019, primarily as a result of a reduction in product shipments which was not offset by a corresponding reduction in inventory. Our accounts payable decreased to $62.2 million as of December 31, 2020 from $111.7 million as of December 31, 2019, primarily as a result of lower inventory purchases and earlier payments to suppliers for purchases made.

Investing activities

Net cash used in investing activities increased by $80.2 million for the year ended December 31, 2020 compared to the prior year, primarily due to a reduction in proceeds from maturity of short-term investments of $30.3 million and a reduction in proceeds from sale of our commercial operations in Europe in 2019 of $52.7 million, partially offset by less purchases of property and equipment of $2.8 million due to the completion of leasehold improvements in 2019 at our San Jose headquarters.

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

Financing activities

Net cash used in financing activities was $23 thousand for the year ended December 31, 2020 and comprised withholding tax from restricted stock unit releases of $4.78 million, offset by proceeds from Employee Stock Purchase Plan contributions and exercises of stock options of $4.76 million.

Net cash used in financing activities was $38 thousand in the year ended December 31, 2019 and comprised proceeds from Employee Stock Purchase Plan contributions of $1.8 million, offset by $1.9 million in tax withholdings from restricted stock unit releases.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2020, we had a backlog of $5.7 million, compared to $5.4 million as of December 31, 2019 and $18.9 million as of December 31, 2018. As we typically fulfill orders received within a relatively short period after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments and purchase obligations as of December 31, 2020:

	Payments due by period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Operating leases	$35,821	$5,931	$10,747	$7,645	$11,498
Purchase obligations	19,532	19,532	—	—	—
	$55,353	$25,463	$10,747	$7,645	$11,498

Operating leases

We entered into several office lease agreements under non-cancelable operating leases with various expiration dates through June 2029. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space. For the years ended December 31, 2020 and 2019, rent expense was $7.0 million and $7.0 million, respectively. For the six months ended July 1, 2018, rent expense reflected allocations from NETGEAR and may not be indicative of our results. Rent expense was $1.4 million after the Separation through December 31, 2018.

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2020, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement.

Purchase obligations

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice of 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of December 31, 2020, we had $19.5 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

Uncertain tax position

As of December 31, 2020, the total gross unrecognized tax benefits and related interest and penalties was $1.4 million. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. We do not expect to reduce our liabilities for uncertain tax positions in any jurisdiction, where the impact would affect the statement of operations, in the next 12 months.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Long-term Supply Arrangement - Verisure

We have entered into a Supply Agreement as part of the disposal of our commercial operations in Europe where Verisure prepays future product purchases with a minimum product purchase commitment also required. The Supply Agreement includes product purchases, paid subscription services, basic services, and an option for Verisure to acquire development services by submitting a statement of work (“SOW”). Products sold come with a standard twelve month warranty. Verisure assumes responsibilities for all warranty claims, returns of products and certain technical support provided to end users. We provide technical support for paid subscription services where Verisure cannot resolve the issue. Verisure is responsible for any marketing and promotion of our products and services sold in Europe.

Products are priced at a cost plus markup based on markups specified in the agreement and that price varies based on the cost of the product. The paid subscription service and basic service pricing is based on the number of users monthly and is priced at a cost plus markup specified in the Supply Agreement, which varies based on the user and service type. The transaction price for products and paid subscription services is entirely variable because the consideration is dependent on the actual costs. We allocate variable consideration specified for products entirely to products, and variable consideration specified for the paid subscription services entirely to the paid subscription services. For development services, no contract exists until an SOW is submitted and approved by both parties. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until we receive and accept the customer purchase order ("PO"). Each product with a valid PO is a single performance obligation.

We recognize variable consideration for products upon delivery and for services when the monthly service is rendered for paid subscription services and basic services. The non-refundable product prepayments does not relate to future goods or services, as such no further assessment of material rights is required. Further, as the transfer of products is at the discretion of the customer (i.e. when Verisure issues a PO), a significant financing component does not exist as it relates to the product prepayments. We also expect that the product prepayments will be fully utilized by Verisure within 12 to 18 months, hence, no additional accounting consideration is necessary for breakage. We also concluded that we are acting as the principal in the Supply Agreement and determined that revenue should be presented gross.

Non-recurring Engineering Arrangement - Verisure

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

Sales Incentives

We accrue for sales incentives offered to customers as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenue. As a consequence, we record a substantial portion of our channel marketing costs as a reduction of revenue. We record estimated reductions to revenue for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future.

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

Equity awards granted by the Company under its own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, RSUs, performance RSUs ("PSUs"), and market-based performance RSUs ("MPSUs"). The Company uses the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award. The fair value of stock options and PSOs is estimated on the grant or offering date using the Black-Scholes option pricing model and the forfeitures are recorded as they occur. The fair value of RSUs and PSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company utilizes a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and Russell 2000 Index, risk-free interest rates, and dividend yield.

The stock-based compensation cost is recognized ratably over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three to four years for RSUs. For PSOs and PSUs, stock-based compensation expense associated with individual performance milestones is recognized over the expected performance achievement period when the achievement becomes probable. For MPSUs, stock-based compensation expense is recognized ratably over the performance period subject to achievement of market conditions.

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these unrecognized tax benefits in the period when facts and circumstances change, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related interest and penalties.

The Tax Act introduced the GILTI provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

Recent Accounting Pronouncements

For a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, refer to Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal year 2020.

Foreign Currency Exchange Rate Risk

We invoice some of our international customers in foreign currencies, including the Australian dollar and Canadian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign currency exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and materially adversely affect our business, results of operations, and financial condition. Certain operating expenses of our foreign operations require payment in local currencies.

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

As of December 31, 2020, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would have an immaterial impact on our net income (loss) for the period. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2020 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the years ended December 31, 2020, 2019 and 2018, 10%, 24.7% and 20.9% of revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and December 31, 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

We have served as the Company's auditor since 2018.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$186,127	$236,680
Short-term investments (amortized cost of $19,996 and $19,967)	19,997	19,990
Accounts receivable, net (net of allowance for credit losses of $519 and $609)	77,643	127,317
Inventories	64,705	68,624
Prepaid expenses and other current assets	8,076	16,958
Total current assets	356,548	469,569
Property and equipment, net	15,821	21,352
Operating lease right-of-use assets, net	23,998	31,300
Intangibles, net	—	1,306
Goodwill	11,038	11,038
Restricted cash	4,164	4,139
Other non-current assets	2,399	4,008
Total assets	$413,968	$542,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,171	$111,650
Deferred revenue	53,142	50,362
Accrued liabilities	121,766	127,400
Income tax payable	267	4,489
Total current liabilities	237,346	293,901
Non-current deferred revenue	16,563	15,736
Non-current operating lease liabilities	25,029	29,001
Non-current income taxes payable	104	92
Other non-current liabilities	1,159	606
Total liabilities	280,201	339,336
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 79,336,242 at December 31, 2020 and 75,785,952 at December 31, 2019	79	76
Additional paid-in capital	366,455	334,821
Accumulated other comprehensive income (loss)	3	(2)
Accumulated deficit	(232,770)	(131,519)
Total stockholders’ equity	133,767	203,376
Total liabilities and stockholders’ equity	$413,968	$542,712

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Revenue:
Products	$284,868	$323,242	$427,113
Services	72,286	46,765	37,805
Total revenue	357,154	370,007	464,918
Cost of revenue:
Products	263,905	307,348	354,023
Services	37,860	26,855	18,820
Total cost of revenue	301,765	334,203	372,843
Gross profit	55,389	35,804	92,075

Operating expenses:
Research and development	60,137	69,384	58,794
Sales and marketing	49,064	56,985	52,593
General and administrative	51,096	47,624	28,209
Separation expense	248	1,913	27,252
Gain on sale of business	(292)	(54,881)	—
Total operating expenses	160,253	121,025	166,848

Loss from operations	(104,864)	(85,221)	(74,773)
Interest income	802	2,737	1,239
Other income (expense), net	3,436	913	(1,177)
Loss before income taxes	(100,626)	(81,571)	(74,711)
Provision for income taxes	625	4,380	772
Net loss	$(101,251)	$(85,951)	$(75,483)

Net loss per share:
Basic	$(1.30)	$(1.14)	$(1.12)
Diluted	$(1.30)	$(1.14)	$(1.12)
Weighted average shares used to compute net loss per share:
Basic	78,084	75,074	67,231
Diluted	78,084	75,074	67,231

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net loss	$(101,251)	$(85,951)	$(75,483)
Other comprehensive income (loss), before and after tax:
Unrealized gain (loss) on derivative instruments	27	(27)	2
Unrealized gain (loss) on available-for-sale securities	(22)	25	(2)
Total other comprehensive income (loss), before tax	5	(2)	—
Tax benefit (provision) related to derivative instruments	—	—	—
Tax benefit (provision) related to available-for-sale securities	—	—	—
Total other comprehensive income (loss), net of tax	5	(2)	—
Comprehensive loss	$(101,246)	$(85,953)	$(75,483)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2017	—	$—	$—	$125,419	$—	$—	$125,419
Cumulative impact from adoption of ASC 606, net of tax	—	—	—	(3,061)	—	—	(3,061)
Net loss, prior to the completion of the Contribution	—	—	—	(29,634)	—	—	(29,634)
Net loss, after the completion of the Contribution	—	—	—	—	—	(45,849)	(45,849)
Issuance of common stock from initial public offering	11,747	12	174,725	—	—	—	174,737
Initial public offering costs paid by the Company	—	—	(1,404)	—	—	—	(1,404)
Initial public offering costs paid by Parent	—	—	(3,148)	—	—	—	(3,148)
Net transfer from Parent	—	—	—	43,549	—	—	43,549
Conversion of Net parent investment into common stock	62,500	62	139,030	(139,030)	—	—	62
Stock-based compensation expense funded by Parent	—	—	—	2,757	—	—	2,757
Stock-based compensation expense post-initial public offering	—	—	6,074	—	—	—	6,074
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(2)	—	(2)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	2	—	2
Balance as of December 31, 2018	74,247	74	315,277	—	—	(45,849)	269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	—	281	281
Net loss	—	—	—	—	—	(85,951)	(85,951)
Stock-based compensation expense	—	—	19,582	—	—	—	19,582
Issuance of common stock under stock-based compensation plans	1,152	1	12	—	—	—	13
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,825	—	—	—	1,826
Restricted stock unit withholdings	(380)	—	(1,875)	—	—	—	(1,875)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	25	—	25
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	(27)	—	(27)
Balance as of December 31, 2019	75,786	76	334,821	—	(2)	(131,519)	203,376
Net loss	—	—	—	—	—	(101,251)	(101,251)
Stock-based compensation expense	—	—	27,418	—	—	—	27,418
Settlement of liability classified RSUs	—	—	4,242	—	—	—	4,242
Issuance of common stock under stock-based compensation plans	3,720	3	1,727	—	—	—	1,730
Issuance of common stock under Employee Stock Purchase Plan	1,110	1	3,024	—	—	—	3,025
Restricted stock unit withholdings	(1,280)	(1)	(4,777)	—	—	—	(4,778)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	—	(22)	—	(22)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	—	27	—	27
Balance as of December 31, 2020	79,336	$79	$366,455	$—	$3	$(232,770)	$133,767

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(101,251)	$(85,951)	$(75,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,206	10,681	5,307
Stock-based compensation expense	35,247	22,894	8,831
Allowance for (release of) credit losses and inventory reserves	964	(2,921)	6,739
Gain on sale of business	(292)	(54,881)	—
Deferred income taxes	50	(210)	(1,108)
Premium amortization (discount accretion) on investments, net	54	(461)	(120)
Changes in assets and liabilities:
Accounts receivable, net	49,765	38,247	(118,778)
Inventories	2,862	53,604	(48,934)
Prepaid expenses and other assets	10,441	11,525	(16,592)
Accounts payable	(49,282)	28,791	87,307
Deferred revenue	3,607	22,567	11,253
Accrued liabilities	(8,901)	(34,714)	123,892
Net cash provided by (used in) operating activities	(46,530)	9,171	(17,686)
Cash flows from investing activities:
Purchases of property and equipment	(3,892)	(6,664)	(21,666)
Proceeds from sale of business	—	52,694	—
Purchases of short-term investments	(50,083)	(29,768)	(54,619)
Proceeds from maturities of short-term investments	50,000	60,000	5,000
Net cash provided by (used in) investing activities	(3,975)	76,262	(71,285)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	—	173,395
Restricted stock unit withholdings	(4,778)	(1,875)	—
Proceeds related to employee benefit plans	4,755	1,837	—
Net investment from NETGEAR	—	—	70,892
Net cash provided by (used in) financing activities	(23)	(38)	244,287
Net increase (decrease) in cash and cash equivalents and restricted cash	(50,528)	85,395	155,316
Cash and cash equivalents and restricted cash, at beginning of period	240,819	155,424	108
Cash and cash equivalents and restricted cash, at end of period	$190,291	$240,819	$155,424

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$564	$1,086	$16,003
De-recognized fair value of build-to-suit lease	$—	$(21,610)	$—
Estimated fair value of a facility under build-to-suit lease including tenant improvements	$—	$—	$28,357
Supplemental cash flow information:
Cash paid for income taxes, net	$5,614	$960	$89

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation
The Company

Arlo Technologies, Inc. ("Arlo" or "the Company") combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”), and primarily generates revenue by selling devices through retail channels, wholesale distribution, wireless carrier channels, security solution providers, and Arlo's direct to consumer store and paid subscription services.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2020 are not necessarily indicative of the results that may be expected for any future period.

Note 2. Summary of Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Restricted cash

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table shows reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows:

	As of December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$186,127	$236,680	$151,290
Restricted cash	4,164	4,139	4,134
Total as presented on the consolidated statements of cash flows	$190,291	$240,819	$155,424

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

Derivative financial instruments

    The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars and Canadian

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dollars to manage its exposure to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities.

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

The Company’s monitoring activities include timely and regular account reconciliations, dispute resolution, payment confirmation, review of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables.

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

The Company’s customers are primarily retailers and wholesale distributors who sell or distribute the products to a large group of end-users. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and performance and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay. The Company does not require collateral from its customers. Historically, a substantial portion of the Company’s revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2020, three customers accounted for 32.7%, 18.5% and 15.3% of the Company’s total accounts receivable, net. As of December 31, 2019, one customer accounted for 51.3% of the Company’s total accounts receivable, net. No other customer accounted for 10% or greater of the Company’s total accounts receivable, net.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. There was no impairment loss of property and equipment for the years ended December 31, 2020, 2019 and 2018.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill is also tested for impairment by performing a quantitative assessment, which is used to identify both the existence of impairment and the amount of impairment loss. The quantitative assessment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value is less than the carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The impairment charge, if any would be recorded to earnings in the consolidated statements of operations. There was no impairment loss of goodwill for the years ended December 31, 2020, 2019 and 2018.

Intangibles, net

Intangibles, net pertain to the acquisitions of Avaak and Placemeter. Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic useful life, which range from three to five years. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Examples of such events or circumstances include: a significant decrease in the market price of the asset, a significant decline in the Company’s expected future cash flows, significant changes or planned changes in its use of the assets, and a significant adverse change in the business climate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying amount of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment. As of December 31, 2020, all finite-lived intangibles were fully amortized. No impairment charges were recorded for all periods presented.

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

The majority of revenue comes from sales of hardware products to customers (retailers, distributors, security solution providers, service providers, and Arlo's direct to consumer store). Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery, dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Long-term Supply Arrangement - Verisure

The Company has entered into a Supply Agreement as part of the disposal of the Company's commercial operations in Europe as discussed in Note 4, Disposal of Business,in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, where Verisure prepays future product purchases with a minimum product purchase commitment also required. The Supply Agreement includes product purchases, paid subscription services, basic services, and an option for Verisure to acquire development services by submitting a statement of work (“SOW”). Products sold come with a standard twelve months warranty. Verisure assumes responsibilities for all warranty claims, returns of products and certain technical support provided to the end users. The Company provides technical support for paid subscription services where Verisure cannot resolve the issue. Verisure is responsible for any marketing and promotion of the Company's products and services sold in Europe.

Products are priced at a cost plus markup based on markups specified in the Supply Agreement and that price varies based on the cost of the product. The paid subscription services and basic services pricing is based on the number of users monthly and is priced at a cost plus markup specified in the Supply Agreement, which varies based on the user and service type. The transaction price for products and paid subscription services is entirely variable because the consideration is

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dependent on the actual costs. The Company allocates variable consideration specified for products entirely to products, and variable consideration specified for the paid subscription services entirely to the paid subscription services. For development services, no contract exists until an SOW is submitted and approved by both parties. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until the Company receives and accepts the customer purchase order ("PO"). Each product with a valid PO is considered a single performance obligation.

The Company recognizes variable consideration for products upon delivery and for services when the monthly service is rendered for paid subscription service and basic service. The non-refundable product prepayments do not relate to future goods or services, as such no further assessment of material rights is required. Further, as the transfer of products is at the discretion of the customer (i.e. when Verisure issues a PO), a significant financing component does not exist as it relates to product prepayments. The Company also expects that the product prepayments will be fully utilized by Verisure within 12 to 18 months, hence, no additional accounting consideration is necessary for breakage. The Company also concluded that it is acting as the principal in the Supply Agreement and determined that revenue should be presented gross.

NRE Arrangement - Verisure

The Supply Agreement also provides for certain development services under an SOW to Verisure ("NRE arrangement") as part of the disposal of the Company's commercial operations in Europe as discussed in Note 4, Disposal of Business,in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. In the NRE arrangement, Verisure pays non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services promised under the SOW are highly interdependent or interrelated inputs that produce a single combined output given the nature of such arrangements. The output (or work-in-progress of such output) typically has no alternative use to the Company given the customized nature of the arrangement and the Company has enforceable rights given that the non-refundable milestone payments are prepayments in nature; control for NRE development services therefore transfers over time.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sales incentives

The Company accrues for sales incentives offered to customers as a marketing expense if it receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. As a consequence, the Company records a substantial portion of its channel marketing costs as a reduction of revenue.

The Company records estimated reductions to revenue for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future.

Shipping and handling costs

The Company includes shipping and handling fees billed to customers in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in Sales and marketing expenses. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $2.7 million, $2.3 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Contract costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. There were no deferred commissions as of December 31, 2020 and 2019.

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer. Refer to Note 3, Deferred Revenue, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed disclosures regarding changes in contract balances for the years ended December 31, 2020 and 2019.

Research and development

Costs incurred in the research and development of new products are expensed as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $12.7 million, $12.3 million and $13.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-based compensation

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Equity awards granted by the Company under its own stock-based compensation plans on or after the completion of the IPO are comprised of performance-based stock options (the “PSOs”), stock options, RSUs, performance RSUs ("PSUs"), and market-based performance RSUs ("MPSUs"). The Company uses the fair value method of accounting for its equity awards granted to employees and measures the cost of employee services received in exchange for the stock-based awards. The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award. The fair value of stock options and PSOs is estimated on the grant or offering date using the Black-Scholes option pricing model and the forfeitures are recorded as they occur. The fair value of RSUs and PSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company utilizes a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and Russell 2000 Index, risk-free interest rates, and dividend yield.

The stock-based compensation cost is recognized ratably over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and three to four years for RSUs. For PSOs and PSUs, stock-based compensation expense associated with individual performance milestones is recognized over the expected performance achievement period when the achievement becomes probable. For MPSUs, stock-based compensation expense is recognized ratably over the performance period subject to achievement of market conditions.

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

    On the Distribution Date, outstanding equity awards granted to Arlo employees under NETGEAR’s stock-based compensation plans were adjusted into NETGEAR awards and Arlo awards based on the conversion ratio as set forth in the employee matters agreement between Arlo and NETGEAR. The Company did not recognize any incremental expense in connection with the conversion of NETGEAR’s Stock based awards into Arlo awards. Refer to Note 13, Employee Benefit Plans, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a further discussion on stock-based compensation.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these unrecognized tax benefits in the period when facts and circumstances change, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related interest and penalties.

The Tax Act introduced the GILTI provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

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

Accounting Pronouncements Recently Adopted

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments” (Topic 326), which replaces the incurred-loss impairment methodology and requires immediate recognition of estimated credit losses expected to occur for most financial assets, including trade receivables. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses, limited to the amount by which fair value is below amortized cost. The Company adopted Topic 326 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative-effect adjustment recorded on January 1, 2020.

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2022 (or January 1, 2021 should the Company cease to be classified as an EGC), with early adoption permitted. The Company early adopted ASU 2019-12 on January 1, 2020. There was no material impact from the adoption of ASU 2019-12 on the Company's financial statements.

Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The accounting standards update is intended to provide temporary optional expedients and exceptions to the U.S.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 3. Deferred Revenue

Deferred revenue consists of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Deferred revenue consists of prepaid services and customer billings in advance of revenues being recognized from the Company's subscription contracts. Advance payments include prepayments for products and NRE services under the Supply Agreement with Verisure. Refer to Note 4, Disposal of Business,in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the Verisure transaction.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$63,111	$15,788	$871	$79,770

The performance obligation greater than one year pertains to revenue deferral from prepaid services.

Contract Balances

The following table reflects the changes in contract balances for the year ended December 31, 2020 and 2019:

				2020	2020
	Balance Sheet Location	December 31, 2020	December 31, 2019	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$77,643	$127,317	$(49,674)	(39.0)%
Contract liabilities - current	Deferred revenue	$53,142	$50,362	$2,780	5.5%
Contract liabilities - non-current	Non-current deferred revenue	$16,563	$15,736	$827	5.3%

For the year ended December 31, 2020, compared to the previous year, Accounts receivable, net decreased, primarily driven by customer mix, lower product shipments, the sale of our commercial operations in Europe to Verisure, and growth in sales from Arlo's direct to consumer store; current portion of deferred revenue increased, primarily due to $29.4 million Verisure prepayment for product purchases, which is expected to be utilized in fiscal 2021, $5.0 million Verisure NRE installment payments, and $7.9 million deferred service revenue, offset by $7.9 million service revenue recognized

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

under the NRE arrangement with Verisure, application of $20.0 million 2019 Verisure prepayment for product purchases in fiscal 2020 against Accounts receivable, and $11.6 million service revenue recognition; and Non-current deferred revenue increased due to $9.8 million deferred service revenue and $10.6 million Verisure prepayment for product purchases, which is expected to be utilized in fiscal 2022.

For the years ended December 31, 2020 and 2019, $90.9 million and $71.6 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue and Verisure prepayments for product purchases, and $67.3 million and $47.4 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $26.2 million and $26.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 15, Segment and Geographic Information, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for revenue by geography.

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

The transaction closed on December 30, 2019 pursuant to which the Company received $52.7 million including working capital adjustments, which resulted in a pretax gain of $54.9 million in the fourth fiscal quarter of 2019. In the first fiscal quarter of 2020, the Company recorded an additional gain of $292 thousand that was recorded in Gain on sale of business in the Company's unaudited condensed consolidated statements of operations as a result of the final working capital adjustment. As part of the transaction, certain employees were transferred to Verisure. These employees hold Company RSU awards, and the terms of the RSU awards were modified such that the RSU awards will continue to vest and settle after closing of the transaction in accordance with the original terms and conditions of RSU awards. Refer to Note.13 Employee Benefit Plans, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further detail relating to this modification.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

closing date of December 30, 2019, the Company concluded that no impairment exists for the assets and no adjustment was necessary for the liabilities. Further, the Company reassessed the fair value and cost to sell, and noted that they did not change since the initial classification of the assets and liabilities as held for sale. Given such, no loss adjustment was necessary.

The Supply Agreement provides that Verisure will become the exclusive distributor of Company products in Europe for all channels, and will non-exclusively distribute the Company's products through its direct channels globally for an initial terms of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate purchase commitment of $500.0 million. As of December 31, 2020, $47.3 million of the purchase commitment has been fulfilled. In 2019 and 2020, Verisure prepaid the Company $20.0 million for product purchases in fiscal 2020 and $40.0 million for product purchases in fiscal 2021 and fiscal 2022, respectively.

The Supply Agreement also provides certain NRE service to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. In the second fiscal quarter of 2020, an additional $3.5 million was added to the contract price as a result of a modification to Verisure's specification for the Outdoor Custom Camera. As of December 31, 2020, Verisure has paid $7.5 million for this NRE service. For the year ended December 31, 2020, the Company has recognized service revenue of $7.9 million for this NRE service.

As part of the Purchase Agreement, the Company also entered into a Transition Services Agreement with Verisure (“Verisure TSA”) to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support and other services, including sales and marketing, operations and supply chain, finance, legal, and human resources. As compensation for these transition services, the Company will be reimbursed by Verisure based on actual direct costs plus allocation of overhead. For the year ended December 31, 2020, the Company charged Verisure $4.0 million for Verisure TSA services which was recorded as Other income, given such services are not related to the primary business in which the Company operates. The related Verisure TSA expenses in the same amount were recognized as incurred and reported under their natural expense classification.

Note 5. Balance Sheet Components

Available-for-sale short-term investments

	As of December 31, 2020				As of December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$19,996	$1	$—	$19,997	$19,967	$23	$—	$19,990

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any other-than-temporary impairment losses related to available-for-sale short-term investment for the years ended December 31, 2019 and 2018. During the year ended December 31, 2020, with the adoption of ASU 2016-13, the Company did not recognize any allowance for credit losses related to available-for-sale short-term investment for the year ended .

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts receivable, net

	As of December 31,
	2020	2019
	(In thousands)
Gross accounts receivable	$78,162	$127,926
Allowance for credit losses	(519)	(609)
Total accounts receivable, net	$77,643	$127,317

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at the beginning of the period	$609	$127	$207
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—	—
Provision for expected credit losses	186	482	—
Amount recovered due to collection	(276)	—	(80)
Balance at the end of the period	$519	$609	$127

Property and equipment, net

	As of December 31,
	2020	2019
	(In thousands)
Machinery and equipment	$14,397	$13,402
Software	13,192	11,945
Computer equipment	4,083	4,047
Leasehold improvements	8,023	8,087
Furniture and fixtures	4,048	4,075
Total property and equipment, gross	43,743	41,556
Accumulated depreciation	(27,922)	(20,204)
Total property and equipment, net	$15,821	$21,352

Depreciation expense pertaining to property and equipment was $8.8 million, $9.2 million and $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Allocated depreciation expense from NETGEAR was $1.2 million for the year ended December 31, 2018. For the periods prior to the completion of the IPO, the consolidated statements of operations include both the depreciation expense directly identifiable as Arlo’s and allocated depreciation expense from NETGEAR. Refer to Allocated Expenses from NETGEAR as discussed in Note 1, The Company and Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed disclosures regarding the methodology used for allocated expenses from NETGEAR.

Intangibles, net

	As of December 31, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$9,800	$(9,800)	$—	9,800	$(8,540)	$1,260
Other	500	(500)	—	500	(454)	46
Total intangibles, net	$10,300	$(10,300)	$—	$10,300	$(8,994)	$1,306

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2020, all finite-lived intangibles were fully amortized. Amortization expense of finite-lived intangibles was $1.3 million, $1.5 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. No impairment charges were recorded for all periods presented.

Goodwill

There was no change in the carrying amount of goodwill during the year ended December 31, 2020, and the goodwill as of December 31, 2020 and December 31, 2019 was $11.0 million.

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

In the first fiscal quarter of 2020, the uncertainty brought about by the COVID-19 pandemic adversely impacted the Company's stock price. The resulting impact to the Company’s market capitalization is a qualitative factor to consider when evaluating whether events or changes in circumstances indicate that it is more likely than not that a potential goodwill impairment exists. The Company concluded that the decline in the price of its common stock as a result of the COVID-19 impact was an indicator that the Company’s goodwill might be impaired. As a result, in the first fiscal quarter of 2020, the Company performed a quantitative assessment using the discounted cash flow model ("DCF model") as of March 29, 2020. The Company estimated the fair value of the business using the DCF model, as management believes forecasted operating cash flows are the best indicator of current fair value. The assumptions used in the DCF model include weighted-average cost of capital, projected revenue based on projected revenue growth rate, projected operating expenses, income taxes as well as capital expenditures and change in working capital. Estimating the fair value of the business was a subjective process involving the use of estimates and judgments, particularly related to future cash flows, which are inherently uncertain. Based on the results of the quantitative assessment using the DCF model, as of March 29, 2020, the respective fair value was substantially in excess of the carrying amount by $94.1 million, or 53%.

On the first day of the fourth quarter of 2020, the Company performed a qualitative assessment in consideration of macroeconomic conditions, industry and market conditions, cost factors, overall company financial performance, and changes in the Company's stock price. The Company did not believe it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company also performed a quantitative assessment by utilizing its market capitalization as a proxy for fair value of the business and comparing it to the carrying amount as of October 1, 2020. Based on the results of the quantitative assessment, the respective fair value was substantially in excess of the carrying amount by $276.2 million, or 195%.

As fair value was greater than carrying amount, goodwill was not impaired as of December 31, 2020. If there are events occurred or circumstances changed (i.e. a decline in the Company’s stock price based on market conditions and deterioration of the Company’s business) that would more likely than not reduce the fair value of the Company below its carrying amount, the Company may have to record a charge to its earnings for the associated goodwill impairment of up to $11.0 million.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of December 31,
	2020	2019
	(In thousands)
Non-current deferred income taxes	$1,269	$1,318
Deposits	122	764
Other	1,008	1,926
Total other non-current assets	$2,399	$4,008

Accrued liabilities

	As of December 31,
	2020	2019
	(In thousands)
Sales and marketing	$38,577	53,974
Sales returns	37,689	28,817
Accrued employee compensation	15,089	11,795
Operating lease liabilities	4,400	3,912
Freight	3,558	2,690
Warranty obligation	2,451	3,169
Other	20,002	23,043
Total accrued liabilities	$121,766	$127,400

Note 6. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$1,934	$1,934	$—
Available-for-sale securities: U.S. treasuries (1)	19,997	19,997	—
Foreign currency forward contracts (2)	24	—	24
Total assets measured at fair value	$21,955	$21,931	$24
Liabilities:
Foreign currency forward contracts (3)	$199	$—	$199
Total liabilities measured at fair value	$199	$—	$199

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. treasuries (<90 days)	$31,472	$31,472	$—
Available-for-sale securities: U.S. treasuries (1)	19,990	19,990	—
Foreign currency forward contracts (2)	27	—	27
Total assets measured at fair value	$51,489	$51,462	$27
Liabilities:
Foreign currency forward contracts (3)	$375	$—	$375
Total liabilities measured at fair value	$375	$—	$375
_________________________
(1)Included in Short-term investments on the Company’s consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2020, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of December 31, 2020, the Company has no Level 3 fair value assets or liabilities.

Note 7. Derivative Financial Instruments

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2020 and 2019 are summarized as follows:

		December 31,			December 31,
Derivative Assets	Balance Sheet Location	2020	2019	Balance Sheet Location	2020	2019
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$22	$27	Other accrued liabilities	$199	$347
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	2	—	Other accrued liabilities	—	28
Total		$24	$27		$199	$375

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Refer to Note 6, Fair Value Measurements, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Gross amounts offsetting of derivative instruments

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets and liabilities as of December 31, 2020 and 2019:

As of December 31, 2020				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$24	$—	$24	$(24)	$—	$—

As of December 31, 2020				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$199	$—	$199	$(24)	$—	$175

As of December 31, 2019				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$6	$—	$6	$(6)	$—	$—
Wells Fargo Bank	21	—	21	(21)	—	—
Total	$27	$—	$27	$(27)	$—	$—

As of December 31, 2019				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$83	$—	$83	$(6)	$—	$77
Wells Fargo Bank	292	—	292	(21)	—	271
Total	$375	$—	$375	$(27)	$—	$348

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company entered into six forward contracts related to its cash flow hedging program for the year ended December 31, 2020 with an average size of $1.4 million equivalent related to its cash flow hedging program.

The effects of the Company’s cash flow hedges on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2020	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$357,154	$301,765	$60,137	$49,064	$51,096
Gains (losses) on cash flow hedge	$(32)	$—	$5	$4	$—

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2019	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$370,007	$334,203	$69,384	$56,985	$47,624
Gains (losses) on cash flow hedge	$390	$(3)	$(28)	$(44)	$(13)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2018	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$464,918	$372,843	$58,794	$52,593	$28,209
Gains (losses) on cash flow hedge	$315	$—	$(2)	$(28)	$(11)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the consolidated statements of operations, refer to Note 8, Accumulative Other Comprehensive Income (Loss), in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the year ended December 31, 2020, 2019 and 2018.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about eight non-designated derivative per quarter with an average size of $2.4 million USD equivalent. The hedges range typically from 1 to 3 months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	2020	2019	2018
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(95)	$(24)	$589

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in AOCI by component for the years ended December 31, 2020, 2019 and 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(2)	276	—	274
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	274	—	274
Net current period other comprehensive income (loss)	(2)	2	—	—
Balance as of December 31, 2018	(2)	2	—	—
Other comprehensive income (loss) before reclassifications	25	275	—	300
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	302	—	302
Net current period other comprehensive income (loss)	25	(27)	—	(2)
Balance as of December 31, 2019	23	(25)	—	(2)
Other comprehensive income (loss) before reclassifications	(22)	4	—	(18)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(23)	—	(23)
Net current period other comprehensive income (loss)	(22)	27	—	5
Balance as of December 31, 2020	$1	$2	$—	$3

The following tables provide details about significant amounts reclassified out of each component of AOCI for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$4	$(32)	$275	$390	$276	$315	Revenue
Foreign currency contracts	—	$—	—	(3)	—	—	Cost of revenue
Foreign currency contracts	—	$5	—	(28)	—	(2)	Research and development
Foreign currency contracts	—	$4	—	(44)	—	(28)	Sales and marketing
Foreign currency contracts	—	$—	—	(13)	—	(11)	General and administrative
	$4	$(23)	$275	$302	$276	$274	Total *
_________________________
*     There is no tax impact on all hedging gains and losses from derivative contracts due to the Company’s full valuation allowance of its deferred tax assets.

Note 9. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$(104,551)	$(103,836)	$(79,581)
International	3,925	22,265	4,870
Total	$(100,626)	$(81,571)	$(74,711)

Provision for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
U.S. Federal	$—	$—	$—
State	84	58	16
Foreign	438	4,524	1,425
	522	4,582	1,441
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	103	(202)	(669)
	103	(202)	(669)
Total	$625	$4,380	$772

Net deferred tax assets consisted of the following:

	As of December 31,
	2020	2019
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$14,389	$11,334
Net operating loss carryforwards	22,216	14,355
Stock-based compensation	3,731	3,228
Lease liabilities	7,063	8,212
Deferred revenue	3,673	4,417
Tax credit carryforwards	6,311	3,262
Depreciation and amortization	2,810	1,030
Capitalized research and development expenses	17,376	6,847
Total deferred tax assets	77,569	52,685
Deferred Tax Liabilities:
Lease assets	(5,804)	(7,450)
Total deferred tax liabilities	(5,804)	(7,450)
Valuation Allowance	(70,496)	(43,917)
Net deferred tax assets	$1,269	$1,318

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at the beginning of the period	$43,917	$24,477	$15,611
Additions	31,890	38,336	13,760
Deductions	(5,311)	(18,896)	(4,894)
Balance at the end of the period	$70,496	$43,917	$24,477

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. The Company does not anticipate to realize the net U.S. federal and state deferred tax assets and certain foreign tax attributes, which have been fully offset by a valuation allowance. As of December 31, 2020 and 2019, the valuation allowance was $70.5 million and $43.9 million, respectively. The valuation allowance increased by $26.6 million during 2020 mainly due to the increases in tax attribute carryforwards, capitalized expenditures for income tax purposes, and accruals and allowances.

The utilization of our net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of portions of the net operating loss and tax credit carryforwards before utilization.

As of December 31, 2020, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. Federal (1)	$14,028	2031
U.S. Federal	79,073	Indefinite
California (tax effected, net of federal benefit)	981	2040
Other State (tax effected, net of federal benefit)	1,646	2024
_________________________
(1)All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382.

As of December 31, 2020, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. Federal	$3,688	2040
California	2,565	Indefinite
Foreign	1,309	2031

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differs from the applicable U.S. statutory federal rate as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	4.4%	3.0%	5.9%
Impact of international operations	0.8%	1.4%	0.4%
U.S. Taxes on Foreign Entities	2.5%	(3.6)%	(1.8)%
Stock-based compensation	(4.2)%	(2.6)%	(0.1)%
Tax credits	1.6%	1.6%	1.5%
Change in valuation allowance	(26.4)%	(23.8)%	(25.2)%
Non-deductible transaction costs	(0.1)%	(0.7)%	(2.6)%
Goodwill derecognition	—%	(1.2)%	—%
Others	(0.2)%	(0.5)%	(0.1)%
Provision for income taxes	(0.6)%	(5.4)%	(1.0)%

The decrease in provision for income taxes for the year ended December 31, 2020 compared to the prior year was primarily due to lower foreign earnings in 2020, resulting from the sale of our commercial operations in Europe during the fourth quarter of 2019. Furthermore, 2019 included the gain on sale of certain assets related to the Company's commercial operations in Europe during the fourth quarter of 2019. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

The decrease in provision for income taxes for the year ended December 31, 2019 compared to the prior year was primarily due to higher foreign earnings in 2019 and the gain on sale of certain assets related to the Company's commercial operations in Europe during the fourth quarter of 2019. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

As of December 31, 2020, withholding taxes and state income taxes expected to be incurred on the foreign subsidiaries’ earnings that are not indefinitely reinvested are immaterial.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2017	$1,022
Additions based on tax positions related to the current year	338
Adjustments to Net parent investments	(1,338)
Balance as of December 31, 2018	22
Additions based on tax positions related to the current year	674
Additions for tax positions of prior years	8
Balance as of December 31, 2019	704
Additions based on tax positions related to the current year	503
Additions for tax positions of prior years	148
Balance as of December 31, 2020	$1,355

The total amount of unrecognized tax benefits, including interest and penalties, was $1.4 million and $0.7 million as of December 31, 2020 and 2019 respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns in the U.S. and numerous foreign jurisdictions. The Company is subject to income tax examinations by taxing authorities globally for years ending or after December 31, 2018. As a result of the spin-off of Arlo from NETGEAR in 2018, Arlo filed the consolidated U.S federal and various combined state income tax returns with NETGEAR for the calendar year ended December 31, 2018. The IRS is currently examining NETGEAR’s U.S federal income tax return for the calendar year of 2018. During calendar year 2020, the California Franchise Tax Board began an examination of NETGEAR’s 2018 tax year. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that the estimate has adequately reflected these matters. However, the Company's future results may include adjustments to estimates in the period the audits will be resolved, which may impact the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits within the next twelve months.

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

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain $20.0 million of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of December 31, 2020, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of December 31, 2020.

Note 11. Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company’s leases provide for rental payments on a graduated scale. The Company recognizes lease expense on a straight-line basis over the lease term. For the six months ended July 1, 2018, lease expense reflected allocations from NETGEAR and may not be indicative of the Company’s results. Lease expense was $7.0 million, $7.0 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The lease expense was recorded within Cost of revenue, Research and development, and General and administrative on the Company's consolidated statements of operations. Short-term and variable lease costs were included in the lease expense and they were immaterial.

In connection with the leases for the Company's offices in San Jose, California and Richmond, Canada, the Company received tenant improvement allowances ("TIA") of $3.5 million and $450 thousand, respectively, in the second fiscal quarter of 2020 from lessors for certain improvements the Company made to the leased properties. The improvement made to the leased property in San Jose, California is considered as lessee-owned, and the Company recorded the improvement as a leasehold improvement within property and equipment, net and the TIA as a reduction to the ROU asset with the impact of the decrease recognized prospectively over the remaining lease term. The improvement made to the leased property in Richmond, Canada is considered as lessor-owned, and the Company recorded the improvement as a prepaid rent within prepaid expenses and other current assets and the TIA as a reduction to prepaid rent.

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,991	$4,888
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$461	$21,742
Other non-cash increases in operating right of use assets	$—	$788

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of December 31,
	2020	2019
Weighted average remaining lease term	6.9 years	7.7 years
Weighted average discount rate	5.69%	5.67%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of December 31, 2020 was as follows (in thousands):

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2021	$5,931
2022	5,770
2023	4,977
2024	4,459
2025	3,186
Thereafter	11,498
Total lease payments	35,821
Less: interest (1)	(6,392)
Total	$29,429

Accrued liabilities	$4,400
Non-current operating lease liabilities	25,029
Total	$29,429
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced after November 5, 2019 were calculated using the Company's borrowing rate defined in the Credit Agreement with Western Alliance Bank.

As of December 31, 2019, maturity of lease liabilities related to operating leases for each of the next five years and thereafter were as follows (in thousands):

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

Letters of Credit

In connection with the build-to-suit lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of December 31, 2020, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving a 46 to 60 days notice prior to the expected shipment date and 25% of orders are cancelable by giving a 31 to 45 days notice prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2020, the Company had approximately $19.5 million in non-cancelable purchase commitments with suppliers, respectively. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of December 31, 2020, the loss liability from committed purchases was $1.2 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Balance at the beginning of the period	$3,169	$3,712	$31,756
Reclassified to sales returns upon adoption of ASC 606 (1)	—	—	(28,713)
Provision for warranty obligation made during the period	—	260	1,477
Settlements made during the period	(718)	(803)	(808)
Balance at the end of the period	$2,451	$3,169	$3,712
________________________
(1) Upon adoption of ASC 606 on January 1, 2018, warranty reserve balances totaling $28.7 million were reclassified to sales returns as these liabilities are payable to the Company’s customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Litigation and Other Legal Matters

Securities Class Action Lawsuits and Derivative Suit

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On June 21, 2019, the court stayed the State Action pending resolution of the Federal Action, given the substantial overlap between the claims. The court has set a case management conference for May 5, 2021, so the parties can provide an update regarding the Federal Action.

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

On August 6, 2019, defendants filed a motion to dismiss. The court granted that motion, and plaintiff filed a second amended complaint. On June 12, 2020, plaintiff filed an unopposed motion for preliminary approval of a class action settlement for $1.25 million, which was also the amount that the Company had accrued for loss contingency. The settlement remains subject to further court approval. On September 24, 2020, the court entered an order preliminarily approving the settlement. On February 5, 2021, plaintiff filed a motion for final approval of the settlement. The final approval hearing is scheduled for March 11, 2021.

In October 2020, the Company made a $1.25 million payment an escrow account administered by the court and plaintiff’s counsel (the “Settlement Fund”). The Settlement Fund shall be deemed to be in the custody of the court and shall remain subject to the jurisdiction of the court until such time as the Settlement Fund is distributed pursuant to the settlement agreement and/or further order of the court.

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

David W. Foster v. Arlo Technologies, Inc.

On April 15, 2020, a purported stockholder named David W. Foster filed a lawsuit under 8 Del. C. § 220 in the Delaware Court of Chancery. Plaintiff seeks inspection of corporate books and records to investigate the allegations underlying the State Actions and Federal Action. Plaintiff also seeks an order directing the Company to pay his costs and

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expenses. On June 30, 2020, the parties filed a stipulation to stay the case so that they could attempt to reach a negotiated resolution. On July 1, 2020, the court approved the stipulation. The parties have reached an agreement in principle to resolve the action and are working to resolve the remaining issues. The impact on the Company's financial statements is expected to be immaterial.

Skybell Technologies, Inc. v. Arlo Technologies, Inc.

On December 18, 2020, Skybell Technologies, Inc., SB IP Holdings, LLC, and Eyetalk365, LLC (collectively, “Complainants” or “Skybell”) filed a Section 337 complaint against the Company, Vivint Smart Home, Inc. (“Vivint”), and SimpliSafe, Inc. (“SimpliSafe”) at the U.S. International Trade Commission (“ITC”). The action alleges that the Company’s cameras and video doorbell cameras infringe seven patents: 10,097,796 (“the ’796 patent”), 10,200,660 (“the ’660 patent”), 10,523,906 (“the ’906 patent”), 10,097,797 (“the ’797 patent”), 9,485,478 (“the ’478 patent”), 10,674,120 (“the ’120 patent”), and 9,432,638 (“the ’638 patent”) (collectively, “the Asserted Patents”). The Asserted Patents are all from the same family and generally directed to detecting a person at a camera and communicating video and audio from the camera to a cell phone along with various other features. The case was instituted on January 25, 2021 as Investigation No. 337-TA-1242. At December 31, 2020, it is too early to reasonably estimate any financial impact to the Company from this matter.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of December 31, 2020 and 2019.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of December 31, 2020 and 2019. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Refer to Note 1, The Company and Basis of Presentation, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details relating to the Company’s IPO and related transactions.

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of December 31, 2020.

On June 15, 2020 (the “Retirement Date”), Christine Gorjanc retired as the Chief Financial Officer, principal financial officer and principal accounting officer of the Company. In connection with her retirement, the Company, NETGEAR and Ms. Gorjanc entered into a Separation Agreement and Release (the “Separation Agreement”) pursuant to which Ms. Gorjanc received a $15,000 cash payment and accelerated vesting of (i) 8,749 shares subject to Company stock options, (ii) 43,216 shares subject to Company restricted stock units, (iii) 2,897 shares subject to NETGEAR stock options and (iv) 15,000 shares subject to NETGEAR restricted stock units. The Board of Directors of the Company appointed Gordon Mattingly as the Company's Chief Financial Officer, principal financial officer and principal accounting officer, effective as of the Retirement Date. In connection with his appointment as the Company’s Chief Financial Officer, the Company entered into a confirmatory employment letter (the “Employment Agreement”) with Mr. Mattingly. Pursuant to the Employment Agreement, Mr. Mattingly receives an annual base salary of $383,000 and is eligible to receive an annual target bonus of 70% of his annual base salary. Mr. Mattingly will also continue to be eligible to participate in the Company’s equity compensation plans and employee benefit plans available to other employees of the Company. The Company also entered

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

into an updated change in control and severance agreement consistent with Mr. Mattingly’s new role of Chief Financial Officer.

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

Note 12. Restructuring Related Charges

On November 7, 2019, the Company announced a restructuring plan that includes, but is not limited to, reducing outside services, headcount, marketing and capital expenditures to manage the Company's operating expenses. As a result, the Company recorded restructuring charges of $44 thousand and $631 thousand for the years ended December 31, 2020 and 2019, respectively, which were primarily associated with headcount-related charges under the restructuring plan. The restructuring was completed in the first quarter of 2020. The following table represents the severance expense recorded in the Company's Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019
	(In thousands)
Cost of revenue	$23	$69
Research and development	—	262
Sales and marketing	—	198
General and administrative	21	102
Total	$44	$631

Accrued restructuring and other charges are classified within Accrued liabilities on the Company's Consolidated Balance Sheets. The following table provides a summary of accrued restructuring and other charges activity:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$120	$—
Additions	44	631
Cash payments	(164)	(511)
Balance at the end of the period	$—	$120

Note 13. Employee Benefit Plans

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

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of December 31, 2020. The Company’s consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

The following table sets forth the available shares for future grants under the 2018 Plan as of December 31, 2020 and December 31, 2019:

Number of Shares
(In thousands)
Shares reserved as of December 31, 2018	3,969
Additional authorized shares	2,970
Granted (1)	(6,700)
Forfeited/ cancelled (2)	2,011
Shares traded for taxes	380
Shares available for grants as of December 31, 2019	2,630
Additional authorized shares	3,031
Granted (3)	(7,396)
Forfeited/ cancelled (4)	3,569
Shares traded for taxes	1,279
Shares available for grants as of December 31, 2020	3,113
_________________________
(1)     Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the Company's Named Executive Officers ("NEOs") during the fiscal quarter ended September 29, 2019. The shares subject to the MPSUs that were granted to Ms. Gorjanc were cancelled in connection with her separation from the Company during the fiscal quarter ended June 28, 2020. This also includes 0.2 million shares as a result of modification for the employees transferred in the Verisure transaction.
(2)    Includes 0.3 million shares subject to awards that were cancelled in connection with Mr. Collins’ separation from the Company, 0.5 million shares subject to the options granted to the CEO in connection with the IPO ("IPO Options") that were cancelled as the performance metrics for Tranches 4 and 5 of the IPO Options were not achieved, 59 thousand shares subject to the IPO Options issued to Mrs. Gorjanc that were cancelled as the performance metrics for such options were not achieved, and 0.2 million shares as a result of modification for the employees transferred in the Verisure transaction.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)    Includes 2.0 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant), and MPSUs (25% of the grant) granted to the Company's NEOs during the fiscal quarter ended June 28, 2020. Also includes 1.1 million immediately vested shares granted to employees for annual bonus in RSU form.
(4)    Includes (a) 1.4 million IPO options that were voluntarily cancelled by the Company's CEO in January 2020 with no replacement award, (b) 0.1 million IPO Options granted to Ms. Gorjanc that were cancelled for not achieving performance milestones, (c) 0.2 million shares subject to the PSUs granted to the Company's NEOs that were cancelled as the performance milestone was not achieved, and (d) awards that were cancelled in connection with Ms. Gorjanc's separation from the Company (0.3 million IPO Options and 54 thousand shares subject to the MPSUs).

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan ("ESPP"), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of Arlo’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 15, 2019 and ended on August 14, 2019. As of December 31, 2020, approximately 1.1 million shares were available for issuance under the ESPP.

The Company’s employees have historically participated in NETGEAR’s ESPP. For the year ended December 31, 2018, the Company recognized ESPP compensation expense of $0.2 million. For the year ended December 31, 2018, employees specifically identifiable to Arlo purchased approximately 37,000 shares of NETGEAR’s common stock at an average exercise price of $45.06.

Option Activity

The Company’s stock option activity during the year ended of December 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2019 (2)	6,040	$11.56
Granted	—	—
Exercised	(247)	6.98
Forfeited/ Cancelled (3)	(2,359)	14.72
Expired	—	—
Outstanding as of December 31, 2020	3,434	$9.72	4.80	$1,595
Vested and expected to vest as of December 31, 2020	3,434	$9.72	4.80	$1,595
Exercisable Options as of December 31, 2020	2,998	$9.10	4.44	$1,569
_________________________
(1)     Representing the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of the Company’s stock.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)    Includes IPO Options of 2.8 million shares. Tranches 1 to 5 granted to Mr. Collins were cancelled in connection with his separation from the Company in May 2019. Tranches 4 and 5 granted to the CEO were cancelled in 2019 as the performance milestones for those tranches were not achieved, Tranches 1, 2 and 3 granted to the CEO were voluntarily forfeited in January 2020 with no replacement award. The performance milestones for Tranches 4 and 5 that were granted to Ms. Gorjanc were not met, hence, Tranche 4 was cancelled in 2019 and Tranche 5 was cancelled in June 2020. Tranches 1 to 3 granted to Ms. Gorjanc were cancelled in connection with her separation from the Company in June 2020.
(3)    Includes 1.4 million shares subject to the IPO Options that were voluntarily cancelled by the CEO in January 2020 with no replacement award, 0.1 million IPO Options granted to Ms. Gorjanc that were cancelled as the performance milestone was not achieved, and 0.3 million IPO Options that were cancelled in connection with Ms. Gorjanc's separation from the Company.

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Total intrinsic value of options exercised	$0.20	$—	$—
Total fair value of options vested	$1.00	$3.10	$—
Weighted-average grant date fair value per share of options granted	NA	$2.59	$7.02

The following table summarizes significant ranges of outstanding the Company’s stock options as of December 31, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
3.90 - 6.67	778	3.26	$6.47	772	$6.49
6.68 - 7.83	688	1.25	6.97	688	6.97
8.11 - 8.76	892	5.85	8.46	830	8.43
10.09 - 14.39	596	7.10	13.98	428	13.98
16.00 - 16.00	480	7.59	16.00	280	16.00
3.90 - 16.00	3,434	4.80	9.72	2,998	9.10

The following table sets forth the weighted average assumptions used to estimate the fair value of the Company’s stock options granted using Black-Scholes option pricing model during the years ended December 31, 2020, 2019 and 2018 and purchase rights granted under the Company's ESPP during the years ended December 31, 2020 and 2019:

	Stock Options			ESPP
	2020	2019	2018	2020	2019
Expected life (in years)	NA	6.3	6.3	0.5	0.5
Risk-free interest rate	NA	2.28%	2.86%	0.84%	2.49%
Expected volatility	NA	73.0%	40.0%	102.0%	97.6%
Dividend yield	NA	—	—	—	—

The Company’s common stock did not have sufficient history of being publicly traded at grant date, hence, the estimated term of the Company’s stock options granted was determined by a combination of using a simplified method, which is an average of the contractual term and vesting period of the stock options and using management best estimate of the expected term. The risk-free interest rate of stock options granted was based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. The estimated volatility assumption was calculated based on a compensation peer group analysis of stock price volatility on the grant date.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The risk-free interest rate of the purchase rights granted under the Company's ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of the purchase rights granted under the Company’s ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR’s stock option activity for Company employees during the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2019	205	$25.94
Exercised	(142)	$22.74
Forfeited/cancelled	(47)	$36.73
Expired	—	$—
Outstanding as of December 31, 2020	16	$22.49	3.00	$288
Vested and expected to vest as of December 31, 2020	16	$22.49	3.00	$288
Exercisable options as of December 31, 2020	12	$20.11	1.66	$241

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Total intrinsic value of options exercised	$0.6	$0.6	$0.6
Total fair value of options vested	$—	$0.8	$1.1
Weighted-average grant date fair value per share of NETGEAR’s stock options granted to employees specifically identifiable to Arlo	NA	$—	$20.63

The following table summarizes significant ranges of outstanding NETGEAR’s stock options as of December 31, 2020.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
19.19 - 19.19	7	1.56	$19.19	7	$19.19
20.10 - 20.10	2	1.30	20.10	2	20.10
21.86 - 21.86	3	2.10	21.86	3	21.86
29.23 - 29.23	4	6.80	29.23	—	—
19.19 - 29.23	16	3.00	22.49	12	20.11

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average assumptions used to estimate the fair value of NETGEAR’s stock options granted and purchase rights granted under the NETGEAR’s ESPP for Company employees during the year ended December 31, 2018:

	Stock Options	ESPP (1)
Expected life (in years)	4.4	0.5
Risk-free interest rate	2.32%	1.81%
Expected volatility	30.9%	37.1%
Dividend yield	—	—
_________________________
(1)Company employees have completed their participation into NETGEAR’s ESPP by the end of the second quarter of fiscal 2018. As of December 31, 2018, no shares had been purchased under the 2018 ESPP by Company employees, as the program was suspended until the completion of the Distribution.

The estimated expected term of NETGEAR’s options granted to Company employees under NETGEAR’s plans is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under NETGEAR’s ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of NETGEAR’s options granted and the purchase rights granted under NETGEAR’s ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

RSU Activity

Arlo’s RSU activity during the year ended of December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2019 (1)	7,851	$6.50
Granted (2)	7,396	3.03
Vested (3)	(3,474)	6.38
Forfeited (4)	(1,210)	4.63
Outstanding as of December 31, 2020	10,563	$4.33	1.43	$82,287

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

_________________________
(1)    Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the Company's NEOs during the fiscal quarter ended September 29, 2019. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The shares subject to PSUs that were granted to the Company's NEOs were cancelled as the revenue milestone was not achieved for the year ended December 31, 2019. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. As of December 31, 2020, 200% of the outstanding MPSUs are expected to vest.
(2)    Includes 2.0 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant), and MPSUs (25% of the grant) granted to the Company's NEOs during the fiscal quarter ended June 28, 2020. The RSUs will vest in three equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in three equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2020 is achieved. The maximum number of shares that NEOs can earn is 120% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 75% of the target number of the PSUs. As of December 31, 2020, 120% of the outstanding PSUs are expected to vest. The MPSUs will vest at the end of the three-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. As of December 31, 2020, 200% of the outstanding MPSUs are expected to vest.
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

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$13.02	$5.51	$0.04
Total fair value of RSUs vested (the grant date fair value)	$22.15	$12.90	$0.04
RSU granted weighted-average fair value per share	$3.03	$4.77	$14.46

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company determined the fair value of the PSUs using the closing price of the Company's common stock as of the grant date. For PSUs, stock-based compensation expense of performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted during the three months ended June 28, 2020 and September 29, 2019 was $4.11 and $4.14 per share, respectively. The assumptions used in this model to estimate fair value at the grant date are as follows:

	Year Ended December 31,
	2020	2019
Expected life	3.0	3.0
Risk-free interest rate	0.24%	1.52%
Expected volatility	69.3%	65.1%
Dividend yield	—	—
Stock Beta	0.48	0.30

NETGEAR’s RSU activity for Company employees during the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2019	278	$36.14
Vested (1)	(129)	34.53
Forfeited	(22)	36.08
Outstanding as of December 31, 2020	127	37.81	0.66	$5,147
_________________________
(1)     Includes 15 thousand shares subject to the RSUs that were accelerated in connection with Ms. Gorjanc's separation from the Company.

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$3.2	$5.8	$6.9
Total fair value of RSUs vested (the grant date fair value)	$4.5	$5.6	$5.0
RSU granted weighted-average fair value per share	NA	NA	$67.24

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense

The Company's employees have historically participated in NETGEAR's various stock-based plans, which are described below and represent the portion of NETGEAR's stock-based plans in which Company employees participated. The Company's consolidated statements of income reflect compensation expense for these stock-based plans associated with the portion of NETGEAR's plans in which Company employees participated. The stock-based compensation expense for Company employees consist of Company RSUs, PSUs, MPSUs and stock options and NETGEAR RSUs and stock options granted to Company employees, employees' annual bonus in RSU form, allocated charges deemed attributable to Company operations resulting from NETGEAR’s in 2018, and the purchase rights under the NETGEAR’s ESPP in 2018. The following table sets forth the stock-based compensation expense included in the Company’s consolidated statements of operations during the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	Total	Total	Direct (1)	Indirect	Total
	(In thousands)
Cost of revenue	$2,961	$2,013	$608	$583	$1,191
Research and development	9,055	6,868	3,078	396	3,474
Sales and marketing	4,106	3,859	1,992	969	2,961
General and administrative	19,125	10,154	3,153	2,100	5,253
Total stock-based compensation expense (2)	$35,247	$22,894	$8,831	$4,048	$12,879
_________________________
(1)Reflecting expenses for those legacy NETGEAR stock-based plans that have converted to equivalent Arlo stock-based plans upon the spin-off transaction.
(2)There was no tax benefit as a result of the Company's net operating loss position.

The Company recognizes these compensation expenses generally on a straight-line basis over the requisite service period of the award.

As part of the Verisure transaction in 2019, certain employees who held Company RSU awards granted under the 2018 Plan, were transferred to Verisure. Such RSU awards continued to vest and settle after the closing of the transaction in accordance with the terms and conditions under the original award’s plan. Management determined that the modification of the RSUs awards was a Type III modification (improbable-to-probable) under ASC 718, under which any compensation expense previously recognized was reversed and the total fair value of the modified awards was recognized as a liability in the Company’s consolidated balance sheets on the closing date. Accordingly, the modification of the awards resulted in a liability of $859 thousand and total compensation expense of $623 thousand on the closing date in 2019.

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

As of December 31, 2020, $1.4 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 1.2 years. $27.4 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.3 years.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2020, $31 thousand of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 0.8 years. $2.8 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 1.1 years.

401(k) Plan

In January 2019, the Company adopted the Arlo 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. In the fourth quarter of fiscal year 2018, the Company began matching 50% of contributions for employees that remain active with the Company through the end of the fiscal year, up to a maximum of $8,000 before fiscal 2020 and $4,000 starting fiscal 2020 in employee contributions per fiscal year. During the years ended December 31, 2020 and 2019, the Company recognized $0.9 million and $1.5 million in expenses for Arlo employees related to Arlo 401(k) Plan match, respectively.

The Company’s employees historically participated in NETGEAR’s 401(k) Plan, which was adopted in April 2000. Under NETGEAR’s 401(k) Plan, employees were able to contribute up to 100% of salary subject to the legal maximum while NETGEAR matched 50% of contributions for employees that remain active with NETGEAR or its subsidiaries through the end of the fiscal year, up to a maximum of $6,000 in employee contributions per fiscal year. During the year ended December 31, 2018, the Company recognized $0.5 million in expenses for employees specifically identifiable to Arlo related to NETGEAR 401(k) Plan match.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net loss per share for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except for per share data)
Numerator:
Net loss	$(101,251)	$(85,951)	$(75,483)
Denominator:
Weighted average common shares - basic	78,084	75,074	67,231
Potentially dilutive common shares	—	—	—
Stock option and RSU conversion (1)	—	—	—
Weighted average common shares - dilutive	78,084	75,074	67,231

Basic net loss per share	$(1.30)	$(1.14)	$(1.12)
Diluted net loss per share	$(1.30)	$(1.14)	$(1.12)

Anti-dilutive employee stock-based awards, excluded	5,623	9,692	1,109
_________________________
(1)On December 31, 2018, 6.8 million shares subject to stock options and RSUs were added to the Company’s equity awards as issued and outstanding resulting from the adjustment of NETGEAR’s equity awards that were granted to both NETGEAR and Arlo employees and non-employee directors, a portion of which were converted as Arlo awards. The dilutive effect of these converted stock options and RSUs is reflected above per share by application of the treasury stock method and none are potentially dilutive.

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

The following table shows revenue by geography for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Americas
United States (“U.S.”)	$255,599	$271,502	$359,936
Americas (excluding U.S.)	13,796	17,658	16,869
EMEA	61,832	57,232	65,462
APAC	25,927	23,615	22,651
Total revenue	$357,154	$370,007	$464,918

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s Property and equipment, net are located in the following geographic locations:

	As of December 31,
	2020	2019
	(In thousands)
Americas
United States (“U.S.”)	$12,644	$17,100
Americas (excluding U.S.)	629	904
EMEA	234	316
APAC
China	1,821	2,089
APAC (excluding China)	493	943
Total property and equipment, net	$15,821	$21,352

Significant Customers

Four customers accounted for 20.6%, 17.3%, 14.6% and 12.2% of revenue for the year ended December 31, 2020. Two customers accounted for 32.3% and 10.1% of revenue for the year ended December 31, 2019. Three customers accounted for 24.4%, 17.5%, and 16.6% of revenue for the year ended December 31, 2018.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTERLY UNAUDITED FINANCIAL DATA

The following table presents unaudited quarterly financial information for the years ended December 31, 2020 and 2019.

	December 31, 2020	September 27, 2020	June 28, 2020	March 29, 2020
	(In thousands, except per share amounts)
Revenue	$114,836	$110,236	$66,632	$65,450
Gross profit	$24,538	$21,409	$5,489	$3,953
Provision for (benefit from) income taxes	$182	$115	$183	$145
Net income (loss)	$(15,210)	$(17,459)	$(29,256)	$(39,326)
Net income (loss) per share—basic (1)	$(0.19)	$(0.22)	$(0.38)	$(0.51)
Net income (loss) per share—diluted	$(0.19)	$(0.22)	$(0.38)	$(0.51)

	December 31, 2019 (2)	September 29, 2019	June 30, 2019	March 31, 2019
	(In thousands, except per share amounts)
Revenue	$122,413	$106,116	$83,598	$57,880
Gross profit	$13,706	$10,503	$9,650	$1,945
Provision for income taxes	$3,525	$286	$349	$220
Net loss	$19,615	$(30,590)	$(33,692)	$(41,284)
Net loss per share—basic (1)	$0.26	$(0.41)	$(0.45)	$(0.55)
Net loss per share—diluted	$0.26	$(0.41)	$(0.45)	$(0.55)
_________________________
(1)Net loss per share basic and diluted are computed independently for each quarter presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. As a result, the sum of quarterly Net loss per share basic and diluted information may not equal annual Net loss per share basic and diluted.
(2)The Company disposed its commercial operations in Europe in the fourth quarter of 2019. Refer to Note 4, Disposal of Business, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the disposal.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to the Company's EGC status and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.  The design of our processes and controls allow for remote execution with accessibility to secure data.  We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in our definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers, including our Chief Financial Officer, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http://www.arlo.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Corporate Governance Policies and Practices” in our 2021 Proxy Statement.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at http://www.arlo.com within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

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

(3) Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.				X
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc. dated as of June 28, 2018	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Equity Incentive Plan	8-K	8/7/2018	10.12
10.14 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.15 *	Performance-Based Option Grant Agreement	8-K	8/7/2018	10.14
10.16 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.17 *	Non-Employee Director Restricted Stock Unit Grant Agreement	10-Q	8/27/2018	10.17
10.18	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.19 *	Separation Agreement, dated May 2, 2019, by and between Arlo Technologies, Inc. and Patrick J. Collins III	10-Q	8/6/2019	10.2
10.20 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.1
10.21 *	Form of Service and Revenue Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.2
10.22 *	Form of Service-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.3
10.23 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.23
10.24 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.24
10.25	Business Financing Agreement, by and between Arlo Technologies, Inc. and Western Alliance Bank dated as of November 5, 2019	10-K	2/28/2020	10.25
10.26*	Separation Agreement, dated April 23, 2020, by and among Arlo Technologies, Inc., NETGEAR, Inc. and Christine Gorjanc	10-Q	8/6/2020	10.1
10.27*	Confirmatory Employment Letter with Gordon Mattingly	10-Q	8/6/2020	10.2
10.28*	Form of Change in Control and Severance Agreement for non-CEO Executive Officers	10-Q	8/6/2020	10.3
10.29*	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	8/6/2020	10.4

10.30*	Non-Employee Director Compensation Policy	X
21.1	List of subsidiaries and affiliates	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (included on the Signatures page)	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	X
32.1	Section 1350 Certification of Principal Executive Officer	X
32.2	Section 1350 Certification of Principal Financial Officer	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
*	Indicates management contract or compensatory plan or arrangement.
†	Certain portions of this exhibit (indicated by "[***]") have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 26th day of February 2021.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ GORDON MATTINGLY
Gordon Mattingly
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 26, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew McRae and Gordon Mattingly, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	February 26, 2021
Matthew McRae	(Principal Executive Officer)

/s/ GORDON MATTINGLY	Chief Financial Officer	February 26, 2021
Gordon Mattingly	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	February 26, 2021
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	February 26, 2021
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	February 26, 2021
Ralph E. Faison

/s/ MICHAEL W. POPE	Director	February 26, 2021
Michael W. Pope

/s/ AMY ROTHSTEIN	Director	February 26, 2021
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	February 26, 2021
Grady K. Summers