Form 10-Q
period 2021-03-28
Arlo Technologies, Inc.
filed 2021-05-06
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2021

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 81,275,378 as of April 30, 2021.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 28, 2021	December 31, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$172,113	$186,127
Short-term investments (amortized cost of $5,000 and $19,996)	5,000	19,997
Accounts receivable (net of allowance for credit losses of $519 and $519)	51,121	77,643
Inventories	55,972	64,705
Prepaid expenses and other current assets	7,705	8,076
Total current assets	291,911	356,548
Property and equipment, net	14,596	15,821
Operating lease right-of-use assets, net	22,950	23,998
Goodwill	11,038	11,038
Restricted cash	4,163	4,164
Other non-current assets	2,536	2,399
Total assets	$347,194	$413,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,054	$62,171
Deferred revenue	54,999	53,142
Accrued liabilities	97,154	121,766
Income tax payable	223	267
Total current liabilities	179,430	237,346
Non-current deferred revenue	6,605	16,563
Non-current operating lease liabilities	23,897	25,029
Non-current income taxes payable	104	104
Other non-current liabilities	828	1,159
Total liabilities	210,864	280,201
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 81,250,176 at March 28, 2021 and 79,336,242 at December 31, 2020	81	79
Additional paid-in capital	379,738	366,455
Accumulated other comprehensive income	—	3
Accumulated deficit	(243,489)	(232,770)
Total stockholders’ equity	136,330	133,767
Total liabilities and stockholders’ equity	$347,194	$413,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands, except per share data)
Revenue:
Products	$59,761	$50,723
Services	22,795	14,727
Total revenue	82,556	65,450
Cost of revenue:
Products	47,157	52,188
Services	9,592	9,309
Total cost of revenue	56,749	61,497
Gross profit	25,807	3,953

Operating expenses:
Research and development	14,791	15,243
Sales and marketing	11,207	11,038
General and administrative	11,227	18,784
Separation expense	54	79
Gain on sale of business	—	(292)
Total operating expenses	37,279	44,852

Loss from operations	(11,472)	(40,899)
Interest income	24	535
Other income (expense), net	909	1,183
Loss before income taxes	(10,539)	(39,181)
Provision for income taxes	180	145
Net loss	$(10,719)	$(39,326)

Net loss per share:
Basic	$(0.13)	$(0.51)
Diluted	$(0.13)	$(0.51)
Weighted average shares used to compute net loss per share:
Basic	80,370	76,560
Diluted	80,370	76,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Net loss	$(10,719)	$(39,326)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	(2)	53
Unrealized gain (loss) on available-for-sale securities	(1)	66
Total other comprehensive income (loss), before tax	(3)	119
Total other comprehensive income (loss), net of tax	(3)	119
Comprehensive loss	$(10,722)	$(39,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2020	79,336	$79	$366,455	$3	$(232,770)	$133,767
Net loss	—	—	—	—	(10,719)	(10,719)
Stock-based compensation expense	—	—	4,871	—	—	4,871
Settlement of liability classified RSUs	—	—	6,458	—	—	6,458
Issuance of common stock under stock-based compensation plans	2,133	3	4,433	—	—	4,436
Issuance of common stock under Employee Stock Purchase Plan	353	—	1,697	—	—	1,697
Restricted stock unit withholdings	(572)	(1)	(4,176)	—	—	(4,177)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Balance as of March 28, 2021	81,250	$81	$379,738	$—	$(243,489)	$136,330

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2019	75,786	$76	$334,821	$(2)	$(131,519)	$203,376
Net loss	—	—	—	—	(39,326)	(39,326)
Stock-based compensation expense	—	—	11,985	—	—	11,985
Settlement of liability classified RSUs	—	—	2,573	—	—	2,573
Issuance of common stock under stock-based compensation plans	1,375	1	—	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	732	1	1,853	—	—	1,854
Restricted stock unit withholdings	(532)	(1)	(2,020)	—	—	(2,021)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	66	—	66
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	53	—	53
Balance as of March 29, 2020	77,361	$77	$349,212	$117	$(170,845)	$178,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(10,719)	$(39,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,547	2,773
Premium amortization (discount accretion) on investments, net	(3)	(5)
Stock-based compensation expense	8,340	12,773
Allowance for credit losses and inventory reserves	(562)	1,709
Gain on sale of business	—	(292)
Deferred income taxes	(130)	100
Changes in assets and liabilities:
Accounts receivable, net	26,522	65,685
Inventories	9,296	6,142
Prepaid expenses and other assets	361	5,273
Accounts payable	(34,647)	(71,834)
Deferred revenue	(8,101)	(6,251)
Accrued and other liabilities	(22,072)	(25,651)
Net cash used in operating activities	(30,168)	(48,904)
Cash flows from investing activities:
Purchases of property and equipment	(803)	(1,111)
Purchases of short-term investments	—	(20,096)
Proceeds from maturities of short-term investments	15,000	10,000
Net cash provided by (used in) investing activities	14,197	(11,207)
Cash flows from financing activities:
Proceeds related to employee benefit plans	6,133	1,854
Restricted stock unit withholdings	(4,177)	(2,020)
Net cash provided by (used in) financing activities	1,956	(166)
Net decrease in cash and cash equivalents and restricted cash	(14,015)	(60,277)
Cash and cash equivalents and restricted cash, at beginning of period	190,291	240,819
Cash and cash equivalents and restricted cash, at end of period	$176,276	$180,542

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$82	$323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Basis of Presentation

The Company

Arlo Technologies, Inc. ("Arlo" or the "Company") combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”), and primarily generates revenue by selling devices through retail channels, wholesale distribution, wireless carrier channels, security solution providers, and Arlo's direct to consumer store and paid subscription services.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended March 28, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes during the three months ended March 28, 2021.

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

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the three months ended March 28, 2021.

Accounting Pronouncements Not Yet Effective

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its financial statements and related disclosures.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$62,442	$6,066	$673	$69,181

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services and Verisure prepayments for products.

For the three months ended March 28, 2021 and March 29, 2020, $17.7 million and $8.6 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $21.9 million and $14.9 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $10.5 million and $8.7 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 13, Segment and Geographic Information, for revenue by geography.

Note 4.    Balance Sheet Components

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as collateral for a letter of credit associated with the Company’s lease agreement for its headquarters in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$172,113	$186,127
Restricted cash	4,163	4,164
Total as presented on the unaudited condensed consolidated statements of cash flows	$176,276	$190,291

	As of
	March 29, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$176,425	$236,680
Restricted cash	4,117	4,139
Total as presented on the unaudited condensed consolidated statements of cash flows	$180,542	$240,819

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Available-for-sale short-term investments

	As of March 28, 2021				As of December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$5,000	$—	$—	$5,000	$19,996	$1	$—	$19,997

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investment for the three months ended March 28, 2021.

Accounts receivable, net

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Gross accounts receivable	$51,640	$78,162
Allowance for credit losses	(519)	(519)
Total accounts receivable, net	$51,121	$77,643

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Balance at the beginning of the period	$519	$609
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—
Provision for expected credit losses	—	254
Amounts recovered due to collection	—	—
Balance at the end of the period	$519	$863

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of March 28, 2021.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

The components of property and equipment are as follows:

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Machinery and equipment	$13,677	$14,397
Software	13,210	13,192
Computer equipment	4,089	4,083
Furniture and fixtures	4,047	4,048
Leasehold improvements	8,021	8,023
Total property and equipment, gross	43,044	43,743
Accumulated depreciation and amortization	(28,448)	(27,922)
Total property and equipment, net	$14,596	$15,821

Depreciation and amortization expense pertaining to property and equipment was $1.5 million and $2.4 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Goodwill

There was no change in the carrying amount of goodwill during the three months ended March 28, 2021. The goodwill as of December 31, 2020 and March 28, 2021 was $11.0 million.

Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

The Company determined that no events occurred or circumstances changed during the three months ended March 28, 2021 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a significant decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$1,399	$1,269
Deposits	122	122
Other	1,015	1,008
Total other non-current assets	$2,536	$2,399

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued liabilities

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Sales and marketing	$31,552	$38,577
Sales returns	24,429	37,689
Accrued employee compensation	11,419	15,089
Current operating lease liabilities	4,391	4,400
Freight	2,602	3,558
Warranty obligation	1,937	2,451
Other	20,824	20,002
Total accrued liabilities	$97,154	$121,766

Note 5.    Fair Value Measurements

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 28, 2021 and December 31, 2020:

	As of March 28, 2021			As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$16,931	$16,931	$—	$1,934	$1,934	$—
Available-for-sale securities: U.S. treasuries (1)	5,000	5,000	—	19,997	19,997	—
Foreign currency forward contracts (2)	61	—	61	24	—	24
Total assets measured at fair value	$21,992	$21,931	$61	$21,955	$21,931	$24
Liabilities:
Foreign currency forward contracts (3)	$—	$—	$—	$199	$—	$199
Total liabilities measured at fair value	$—	$—	$—	$199	$—	$199
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
measure of fair value of derivative instruments. As of March 28, 2021 and December 31, 2020, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of March 28, 2021 and December 31, 2020, the Company has no Level 3 fair value assets or liabilities.

Note 6.    Derivative Financial Instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars and Canadian dollars to manage its exposure to foreign exchange risk related to expected future cash flows on certain forecasted revenue, costs of revenue, operating expenses and existing assets and liabilities.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 28, 2021 and December 31, 2020 are summarized as follows:

Derivative Assets	Balance Sheet Location	March 28, 2021	December 31, 2020	Balance Sheet Location	March 28, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$61	$22	Accrued liabilities	$—	$199
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	2	Accrued liabilities	—	—
Total		$61	$24		$—	$199

Refer to Note 5, Fair Value Measurements, for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Gross amounts offsetting of derivative instruments

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the unaudited condensed consolidated balance sheets.

The following tables set forth the offsetting of derivative assets as of March 28, 2021 and December 31, 2020:

As of March 28, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$61	$—	$61	$—	$—	$61

December 31, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$24	$—	$24	$(24)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of December 31, 2020:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$199	$—	$199	$(24)	$—	$175

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company did not enter into any forward contracts related to its cash flow hedging program for the three months ended March 28, 2021. The effects of the Company's cash flow hedges from the contracts placed in the previous quarter on the unaudited condensed consolidated statements of operations for the three months ended March 28, 2021 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$82,556	$56,749	$14,791	$11,207	$11,227
Gains (losses) on cash flow hedge	$—	$—	$—	$2	$—

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

The Company expects to reclassify to earnings all of the amounts recorded in AOCI (as defined below) associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 7, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended March 28, 2021 and March 29, 2020.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about seven non-designated derivatives per quarter with an average size of $2.6 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three months ended March 28, 2021 and March 29, 2020 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		March 28, 2021	March 29, 2020
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(5)	$1,079

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended March 28, 2021 and March 29, 2020.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$1	$2	$—	$3
Other comprehensive income (loss) before reclassifications	(1)	—	—	(1)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Net current period other comprehensive income (loss)	(1)	(2)	—	(3)
Balance as of March 28, 2021	$—	$—	$—	$—

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)
Other comprehensive income (loss) before reclassifications	66	49	—	115
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(4)	—	(4)
Net current period other comprehensive income (loss)	66	53	—	119
Balance as of March 29, 2020	$89	$28	$—	$117

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 28, 2021 and March 29, 2020:

	Three Months Ended March 28, 2021		Three Months Ended March 29, 2020
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$—	$(4)	$(4)	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	—	—	—	Research and development
Foreign currency contracts	—	2	—	—	Sales and marketing
Foreign currency contracts	—	—	—	—	General and administrative
	$—	$2	$(4)	$(4)	Total *
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

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain $20.0 million of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of March 28, 2021, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of March 28, 2021.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Fixed lease expense for lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Lease expense was $1.6 million and $1.8 million for the three months ended March 28, 2021 and March 29, 2020, respectively. The lease expense was recorded within Cost of revenue and General and administrative in the Company's unaudited condensed consolidated statements of operations. Short-term and variable lease costs were included in the lease expense and they were immaterial.

Supplemental cash flow information related to operating leases for the three months ended March 28, 2021 and March 29, 2020 was as follows:

	March 28, 2021	March 29, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,534	$1,486
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$—

Weighted average remaining lease term and weighted average discount rate related to operating leases as of March 28, 2021 were as follows:

Weighted average remaining lease term	6.8 years
Weighted average discount rate	5.69%

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of March 28, 2021 was as follows (in thousands):

2021 (Remaining nine months)	$4,395
2022	5,768
2023	4,975
2024	4,456
2025	3,183
Thereafter	11,494
Total lease payments	34,271
Less: interest (1)	(5,983)
Total	$28,288

Accrued liabilities	$4,391
Non-current operating lease liabilities	23,897
Total	$28,288
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced after

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
November 5, 2019 were calculated using the Company's borrowing rate defined in the Credit Agreement with Western Alliance Bank.

The maturity of lease liabilities related to operating leases for each of the next five years and thereafter as of December 31, 2020 was as follows (in thousands):

2021	$5,931
2022	5,770
2023	4,977
2024	4,459
2025	3,186
Thereafter	11,498
Total lease payments	$35,821
Less: interest (1)	(6,392)
Total	$29,429

Accrued liabilities	$4,400
Non-current operating lease liabilities	25,029
Total	$29,429
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced after November 5, 2019 were calculated using the Company's borrowing rate defined in the Credit Agreement with Western Alliance Bank.

Letters of Credit

In connection with the lease agreement for the headquarters located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of March 28, 2021, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of March 28, 2021, the Company had approximately $22.6 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of March 28, 2021, the loss liability from committed purchases was $0.9 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Balance at the beginning of the period	$2,451	$3,169
Provision (release) for warranty obligation made during the period	(369)	207
Settlements made during the period	(145)	(188)
Balance at the end of the period	$1,937	$3,188

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

Beginning on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara, and one complaint in the U.S. District Court for the Northern District of California against the Company and certain of its executives and directors. Some of these actions also name as defendants the underwriters in the Company’s initial public offering ("IPO") and NETGEAR, Inc. ("NETGEAR"). The actions pending in state court are Aversa v. Arlo Technologies, Inc., et al., No. 18CV339231, filed Dec. 11, 2018; Pham v. Arlo Technologies, Inc. et al., No. 19CV340741, filed January 9, 2019; Patel v. Arlo Technologies, Inc., No. 19CV340758, filed January 10, 2019; Perros v. NetGear, Inc., No. 19CV342071, filed February 1, 2019; Vardanian v. Arlo Technologies, Inc., No. 19CV342318, filed February 8, 2019; and Hill v. Arlo Technologies, Inc. et al., No. 19CV343033, filed February 22, 2019. On April 26, 2019, the state court consolidated these actions as In re Arlo Technologies, Inc. Shareholder Litigation, No. 18CV339231 (the “State Action"). The action in federal court is Wong v. Arlo Technologies, Inc. et al., No. 19-CV-00372 (the “Federal Action”).

The plaintiffs in the State Action filed a consolidated complaint on May 1, 2019. The plaintiffs allege that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of its IPO, violating the Securities Act of 1933, as amended (the "Securities Act"). The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 21, 2019, the court stayed the State Action pending resolution of the Federal Action, given the substantial overlap between the claims.

In the Federal Action, the court appointed a shareholder named Matis Nayman as lead plaintiff. On June 7, 2019, plaintiff filed an amended complaint. Lead Plaintiff alleges violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s sales trends and products. In the amended complaint, lead plaintiff sought to represent a class of persons who purchased or otherwise acquired the Company’s common stock (i) during the period between August 3, 2018 through December 3, 2018 and/or (ii) pursuant to or traceable to the IPO. Lead plaintiff seeks class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees, and other further relief as the court may deem just and proper.

On August 6, 2019, defendants filed a motion to dismiss. The court granted that motion, and lead plaintiff filed a second amended complaint. On June 12, 2020, lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement for $1.25 million, which was also the amount that the Company had accrued for loss contingency. On September 24, 2020, the court entered an order preliminarily approving the settlement. On February 5, 2021, lead plaintiff filed a motion for final approval of the settlement. In advance of the final approval hearing, three of the named plaintiffs in the State Action requested exclusion from the settlement. The court held a final approval hearing on March 11, 2021, and, on March 25, 2021, entered an order and final judgment approving the settlement and, among other things, dismissing with prejudice all claims of lead plaintiff and the Settlement Class (as defined in the settlement agreement). On April 19, 2021, the Court issued an amended order and corrected judgment to include defendant NETGEAR, who had been inadvertently omitted from the prior order and final judgment. The Federal Action is now closed.

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

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition, to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021.

David W. Foster v. Arlo Technologies, Inc.

On April 15, 2020, a purported stockholder named David W. Foster filed a lawsuit under 8 Del. C. § 220 in the Delaware Court of Chancery. Plaintiff seeks inspection of corporate books and records to investigate the allegations underlying the State Actions and Federal Action. Plaintiff also seeks an order directing the Company to pay his costs and expenses. On June 30, 2020, the parties filed a stipulation to stay the case so that they could attempt to reach a negotiated resolution. On July 1, 2020, the court approved the stipulation. Thereafter, the parties reached an agreement to resolve the matter and, on March 12, 2021, plaintiff voluntarily dismissed the action. The impact on the Company's financial statements is expected to be immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Skybell Technologies, Inc. v. Arlo Technologies, Inc.

On December 18, 2020, Skybell Technologies, Inc., SB IP Holdings, LLC, and Eyetalk365, LLC (collectively, “Complainants” or “Skybell”) filed a Section 337 complaint against the Company, Vivint Smart Home, Inc. (“Vivint”), and SimpliSafe, Inc. (“SimpliSafe”) at the U.S. International Trade Commission (“ITC”). The action alleges that the Company’s cameras and video doorbell cameras infringe seven patents: 10,097,796 (“the ’796 patent”), 10,200,660 (“the ’660 patent”), 10,523,906 (“the ’906 patent”), 10,097,797 (“the ’797 patent”), 9,485,478 (“the ’478 patent”), 10,674,120 (“the ’120 patent”), and 9,432,638 (“the ’638 patent”) (collectively, “the Asserted Patents”). The Asserted Patents are all from the same family and generally directed to detecting a person at a camera and communicating video and audio from the camera to a cell phone along with various other features. The case was instituted on January 25, 2021 as Investigation No. 337-TA-1242. At March 28, 2021, it is too early to reasonably estimate any financial impact to the Company from this matter.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of March 28, 2021 and December 31, 2020.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of March 28, 2021 and December 31, 2020. In connection with the separation of Arlo from NETGEAR (the "Separation"), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

In addition, pursuant to the master separation agreement and certain other agreements entered into with NETGEAR in connection with the Separation and the IPO, NETGEAR has agreed to indemnify the Company for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of its business with the Company and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between the Company and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between the Company and NETGEAR, each party is liable for, and indemnifies the other party and its subsidiaries from and against any liability for, taxes that are allocated to the indemnifying party under the tax matters agreement. In addition, the Company has agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on it or NETGEAR as a result of the failure of the special stock

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
dividend (the “Distribution”) by NETGEAR to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR that was made on December 31, 2018, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, the Company has agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify the Company but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of March 28, 2021.

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

The following table sets forth the available shares for grant under the 2018 Plan as of March 28, 2021 and December 31, 2020:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2020	3,113
Additional authorized shares	3,173
Granted (1)	(4,060)
Forfeited / cancelled	172
Shares traded for taxes	572
Shares available for grant as of March 28, 2021	2,970
_________________________
(1)     Includes 0.8 million shares consisting of time-based RSUs (50% of the grant), performance RSUs ("PSUs") (25% of the grant) and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the Company's named executive officers ("NEOs") during the three months ended March 28, 2021.

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of March 28, 2021, 1,564,425 shares were available for issuance under the ESPP.

On March 3, 2021, the Company registered an aggregate of up to 3,966,472 shares of the Company’s common stock on Registration Statement on Form S-8, including 3,173,178 shares issuable pursuant to the Company's 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan on January 1, 2021 pursuant to an “evergreen” provision contained in the 2018 Plan and 793,294 shares issuable pursuant to the ESPP that were automatically added to the shares authorized for issuance under the ESPP on January 1, 2021 pursuant to an “evergreen” provision contained in the ESPP.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Option Activity

Arlo’s stock option activity during the three months ended March 28, 2021 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	3,434	$9.72
Granted	—	$—
Exercised	(655)	$6.77
Forfeited / cancelled	—	$—
Outstanding as of March 28, 2021	2,779	$10.42
Vested and expected to vest as of March 28, 2021	2,779	$10.42
Exercisable Options as of March 28, 2021	2,441	$9.88

NETGEAR’s stock option activity for Arlo employees during the three months ended March 28, 2021 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	16	$22.49
Exercised	(2)	$25.42
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of March 28, 2021	14	$22.03
Vested and expected to vest as of March 28, 2021	14	$22.03
Exercisable Options as of March 28, 2021	11	$20.11

RSU Activity

Arlo’s RSU activity during the three months ended March 28, 2021 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	10,563	$4.33
Granted (1)	4,060	$8.18
Vested	(1,477)	$8.16
Forfeited	(172)	$4.28
Outstanding as of March 28, 2021	12,974	$5.10

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)    Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the NEOs during the three months ended March 28, 2021. The RSUs will vest in four equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in four equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2021 is achieved. The maximum number of shares that NEOs can earn is 120% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 75% of the target number of the PSUs. As of March 28, 2021, 100% of the outstanding PSUs are expected to vest. The MPSUs will vest at the end of the four-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. As of March 28, 2021, 62.72% of the outstanding MPSUs are expected to vest.
Also includes 0.7 million immediately vested shares granted to non-executive employees for semi-annual bonus and executives for annual bonus in RSU form.

NETGEAR’s RSU activity for Arlo employees during the three months ended March 28, 2021 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	127	$37.81
Vested	(31)	$40.55
Forfeited	(1)	$36.09
Outstanding as of March 28, 2021	95	$36.93

The Company determined the fair value of the shares offered under the ESPP using the Black-Scholes option pricing model as of the grant date. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under Arlo’s ESPP for the three months ended March 28, 2021 and March 29, 2020.

	Three Months Ended
	ESPP
	March 28, 2021	March 29, 2020
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.06%	1.55%
Expected volatility	87.0%	73.0%
Dividend yield	—	—

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted in the three months ended March 28, 2021 was $11.77 per share. The assumptions used in this model to estimate fair value at the grant date are as follows:

Three Months Ended
March 28, 2021
Expected life	4.0
Risk-free interest rate	0.33%
Expected volatility	69.9%
Dividend yield	—
Stock Beta	0.45

Stock-Based Compensation Expense

The Company's employees have historically participated in NETGEAR's various stock-based plans, which are described below and represent the portion of NETGEAR's stock-based plans in which Company employees participated. The Company's unaudited condensed consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR's plans in which Company employees participated. The stock-based compensation expense for Company employees consist of Company RSUs, PSUs, MPSUs and stock options and NETGEAR RSUs and stock options granted to Company employees, employees' annual bonus in RSU form and the purchase rights under Company ESPP. The following table sets forth the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Cost of revenue	$874	$503
Research and development	2,556	1,660
Sales and marketing	1,190	751
General and administrative	3,720	9,859
Total stock-based compensation	$8,340	$12,773

The Company recognizes these compensation expense generally on a straight-line basis over the requisite service period of the award.

As of March 28, 2021, $1.6 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 1.0 year. $52.9 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.6 years.

As of March 28, 2021, $21 thousand of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 0.5 year. $2.1 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 0.8 year.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Income Taxes

The provision for income taxes for the three months ended March 28, 2021 and March 29, 2020, was $0.2 million, or an effective tax rate of (1.7)%, and $0.1 million, or an effective tax rate of (0.4)%, respectively. During the three months ended March 28, 2021, the Company sustained lower book losses than the same periods in the prior year. Consistent with the prior year, the Company has a full valuation allowance on its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since we do not anticipate to realize the benefits of deferred tax assets. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three months ended March 28, 2021, compared to the prior year period was primarily due to higher foreign earnings in 2021 compared to 2020.

Note 12.     Net Income (Loss) Per Share

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

Net loss per share for the three months ended March 28, 2021 and March 29, 2020 was as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands, except per share data)
Numerator:
Net loss	$(10,719)	$(39,326)
Denominator:
Weighted average common shares - basic	80,370	76,560
Potentially dilutive common share equivalent	—	—
Weighted average common shares - dilutive	80,370	76,560

Basic net loss per share	$(0.13)	$(0.51)
Diluted net loss per share	$(0.13)	$(0.51)

Anti-dilutive employee stock-based awards, excluded	3,974	8,003

Note 13.     Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its Chief Executive Officer ("CEO") as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a combined basis for purposes of allocating resources and evaluating financial performance.

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
United States (“U.S.”)	$49,541	$48,292
Americas (excluding U.S.)	95	1,878
EMEA	24,591	7,258
APAC	8,329	8,022
Total revenue	$82,556	$65,450

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
United States (“U.S.”)	$11,711	$12,644
Americas (excluding U.S.)	572	629
EMEA	218	234
China	1,717	1,821
APAC (excluding China)	378	493
Total property and equipment, net	$14,596	$15,821

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, market position of our products and technology and the potential adverse impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that is transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 19.8 million smart connected devices, and as of March 28, 2021, our smart platform had approximately 5.3 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. International revenue was 40.0% and 26.2% of our revenue for the three months ended March 28, 2021 and March 29, 2020, respectively.

For the three months ended March 28, 2021 and March 29, 2020, we generated revenue of $82.6 million and $65.5 million, respectively, representing a year-over-year increase of 26.1%. Loss from operations was $11.5 million and $40.9 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in brand awareness and channel partnerships and to continue our global expansion. We expect to maintain our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform.

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

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Cumulative registered accounts	5,275	24.3%	4,245
Cumulative paid accounts	549	115.3%	255

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

COVID-19 Update

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

For example, as of March 28, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased. For the three months ended March 28, 2021, we saw a 88% increase in freight-in expense compared to the prior year, as a result of the higher sea and air freight rates.

We continue to closely monitor developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. While the impacts are expected to be temporary, the current circumstances are dynamic and the future impacts of COVID-19 on our business operations, including their duration and impact on overall customer demand, cannot be reasonably estimated at this time. Our priorities and actions during the COVID-19 pandemic continue to be focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing continuous updates to our health and safety policies and processes. We continue to instruct all but a limited number of our global workforce to work remotely as a precautionary measure intended to minimize the risk of the virus to them and the communities in which we operate. We continue to be focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic. We continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. Due to such shortage, starting in the fourth quarter of 2020 and in the first quarter of 2021, we experienced component shortages, including longer lead times for components, and supply constraints, which we expect to continue in 2021. Such shortages and constraints affected our ability to meet scheduled product deliveries and worldwide demand for our products in the first quarter of 2021 and may affect our ability for the remainder of 2021 and potentially beyond. As a result, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of the Company’s hedging instruments, among others. We also anticipate that COVID-19 could continue to reduce our revenues and increase product and service costs and operating expenses for the remainder of fiscal year 2021.

We continue to be focused on navigating these recent challenges presented by COVID-19 through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and deferment of hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	March 28, 2021		March 29, 2020
	(In thousands, except percentage data)
Revenue:
Products	$59,761	72.4%	$50,723	77.5%
Services	22,795	27.6%	14,727	22.5%
Total revenue	82,556	100.0%	65,450	100.0%
Cost of revenue:
Products	47,157	57.1%	52,188	79.7%
Services	9,592	11.6%	9,309	14.2%
Total cost of revenue	56,749	68.7%	61,497	94.0%
Gross profit	25,807	31.3%	3,953	6.0%
Operating expenses:
Research and development	14,791	17.9%	15,243	23.3%
Sales and marketing	11,207	13.6%	11,038	16.9%
General and administrative	11,227	13.6%	18,784	28.7%
Separation expense	54	0.1%	79	0.1%
Gain on sale of business	—	0.0%	(292)	—
Total operating expenses	37,279	45.2%	44,852	68.5%
Loss from operations	(11,472)	(13.9)%	(40,899)	(62.5)%
Interest income	24	0.0%	535	0.8%
Other income (expense), net	909	1.1%	1,183	1.8%
Loss before income taxes	(10,539)	(12.8)%	(39,181)	(59.9)%
Provision for income taxes	180	0.2%	145	0.2%
Net loss	$(10,719)	(13.0)%	$(39,326)	(60.1)%

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue and NRE service revenue from Verisure. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our first generation camera products under our old business model come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support. Our second generation camera, doorbell and floodlight products under our new business model come with a prepaid service that includes a one-year free trial period of Arlo Smart bundled with our Arlo Ultra products launched in early 2019, and a three-month free trial period of Arlo Smart bundled with our products launched after September 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our services also include certain development services provided to Verisure under an NRE arrangement as part of the disposal of our commercial operations in Europe in the fourth quarter of 2019.

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

Under the Supply Agreement that we entered into with Verisure in 2019 (the "Supply Agreement"), Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of March 28, 2021, $68.5 million of the purchase commitment has been fulfilled. The Supply Agreement also provides certain NRE service to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $13.5 million, payable in installments upon meeting certain development milestones. As of March 28, 2021, Verisure has paid $10.5 million for this NRE service, and $9.6 million of the NRE service has been fulfilled. For the three months ended March 28, 2021, the Company recognized service revenue of $1.5 million for this NRE service.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Americas	$49,636	(1.1)%	$50,170
Percentage of revenue	60.1%		76.7%
EMEA	24,591	238.8%	7,258
Percentage of revenue	29.8%		11.1%
APAC	8,329	3.8%	8,022
Percentage of revenue	10.1%		12.3%
Total revenue	$82,556	26.1%	$65,450

Revenue for the three months ended March 28, 2021 increased 26.1%, compared to the prior year period. The increase was primarily driven by higher service revenue, an increase in product shipments in EMEA and less provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue, partially offset by a decrease in product shipments in Americas. Service revenue increased by $8.1 million, or 54.8%, for the three months ended March 28, 2021 compared to the prior year period, primarily due to increased paid accounts.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Cost of revenue:
Products	$47,157	(9.6)%	$52,188
Services	9,592	3.0%	9,309
Total cost of revenue	$56,749	(7.7)%	$61,497

Cost of products revenue decreased for the three months ended March 28, 2021, primarily due to a decrease in warranty costs and excess and obsolete inventory provision, compared to the prior year period. The decrease in warranty cost is a result of a lower scrap rate driven by increased refurbished product sales, lower returns and fewer product transitions. The decrease in excess and obsolete inventory provisions is due to fewer product transitions and more effective inventory management. Cost of services revenue stayed relatively flat for the three months ended March 28, 2021 compared to the prior year period despite service revenue increasing due to cost optimizations implemented on our platform.

Gross Margin

The following table presents gross margin for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Gross profit:
Products	$12,604	960.3%	$(1,465)
Services	13,203	143.7%	5,418
Total gross profit	$25,807	552.8%	$3,953
Gross profit percentage:
Products	21.1%		(2.9)%
Services	57.9%		36.8%
Total gross profit percentage	31.3%		6.0%

Gross margin increased for the three months ended March 28, 2021 compared to the prior year period, due to a combination of both product and service margin increases. The product margin increase is primarily due to decreased provisions for sales returns and marketing expenditures that are deemed to be reductions of revenue, decreased warranty costs and a lower excess and obsolete inventory provision. The service margin increase is primarily due to an increase in paid service revenue coupled with various cost optimizations implemented.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and corporate IT and facilities overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to stay relatively flat in absolute dollars as we manage our expenses while continuing to develop new product and service offerings.

The following table presents research and development expense for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Research and development expense	$14,791	(3.0)%	$15,243

Research and development expense decreased for the three months ended March 28, 2021, compared to the prior year period, due to an increase in certain research and development expenses amounting to $0.4 million, which were attributed to the Verisure NRE projects, and are classified as cost of service revenue.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and credit card processing fees. We expect our sales and marketing expense to fluctuate for the foreseeable future based on the seasonality of our business, the growth of our direct to consumer store, and the extent to which we invest in marketing to drive awareness of our brand and drive demand for our products.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Sales and marketing expense	$11,207	1.5%	$11,038

Sales and marketing expense stayed relatively flat for the three months ended March 28, 2021, compared to the prior year period, primarily due to marginal increases in personnel-related expenses, outside professional services and credit card processing fees, partially offset by lower marketing expenditures and IT and facility overhead.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, corporate IT and facilities overhead, strategic initiative expense and other general corporate expense. We expect our general and administrative expense to stay relatively flat in absolute dollars but to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
General and administrative expense	$11,227	(40.2)%	$18,784

General and administrative expense decreased for the three months ended March 28, 2021, compared to the prior year period, primarily due to a decrease of $6.1 million in personnel-related expenditures brought about by the one-time charge for stock-based compensation expense recognized for the three months ended March 29, 2020 upon the voluntary forfeiture of our CEO's stock options in January 2020, and a $0.5 million of Verisure transaction costs recognized in the first quarter of 2020.

Separation Expense

Separation expense consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR.

The following table presents separation expense for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Separation expense	$54	(31.6)%	$79

Gain on sale of business

The following table presents gain on sale of business for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Gain on sale of business	—	**	(292)
**Percentage change not meaningful

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $292 thousand as a result of the final working capital adjustment.

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Interest income	24	**	535
Other income (expense), net	909	**	1,183
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to decrease as we use up our short-term investments and cash and cash equivalents to fund our operations while interest rates have also declined.

During the three months ended March 28, 2021 and March 29, 2020, we earned interest income of $24 thousand and $535 thousand, respectively, from our short-term investments and cash and cash equivalents. The reduction, compared to the prior year period, is primarily due to the decrease in our short-term investments and cash and cash equivalents as we funded our operations and the decline in interest rates

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included reimbursements for the Verisure Transition Service Agreement ("TSA") in Other income.

Other income (expense), net, decreased for the three months ended March 28, 2021, compared to the prior year period primarily due to a decrease of $283 thousand in Verisure TSA related income.

Provision for Income Taxes

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Provision for income taxes	$180	24.1%	$145
Effective tax rate	(1.7)%		(0.4)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three months ended March 28, 2021, compared to the prior year period was primarily due to higher foreign earnings in 2021 compared to 2020. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of March 28, 2021, our accumulated deficit was $243.5 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of March 28, 2021, we had cash, cash equivalents and short-term investments totaling $177.1 million. 5.4% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of March 28, 2021, we have not borrowed against this credit facility. Refer to Note 8. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement.

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

Cash Flow

The following table presents our cash flows for the periods presented:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Net cash used in operating activities	$(30,168)	$(48,904)
Net cash provided by (used in) investing activities	14,197	(11,207)
Net cash provided by (used in) financing activities	1,956	(166)
Net cash decrease	$(14,015)	$(60,277)

Operating activities

Net cash used in operating activities decreased by $18.7 million for the three months ended March 28, 2021 compared to the prior year period. This decrease comprised a $20.7 million reduction in adjusted net loss for cash flows, offset by an increase in working capital used in operations of $2.0 million, mainly driven by lower collections from customers, partially offset by lower payments to suppliers.

Our days sales outstanding (“DSO”) decreased to 54 days as of March 28, 2021 compared to 64 days as of December 31, 2020, primarily as a result of in-quarter collections from our customers that were on seasonal dating terms and unpaid in the fourth quarter of 2020, as well as a change in customer mix and an increase in service revenue. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory decreased to $56.0 million as of March 28, 2021 from $64.7 million as of December 31, 2020, as we reduced our product purchases in line with the normal seasonality of our business and continued to focus on effective inventory management. Despite a lower inventory level, our ending inventory turns were 3.4x in the three months ended March 28, 2021 down from 5.0x turns in the three months ended December 31, 2020, primarily as a result of the normal seasonality in our business. Our accounts payable decreased to $27.1 million as of March 28, 2021 from $62.2 million as of December 31, 2020, in line with lower product purchases in the first quarter of 2021.

Investing activities

Net cash provided by investing activities increased by $25.4 million for the three months ended March 28, 2021 compared to the prior year period, primarily due to more maturities of short-term investments of $5.0 million and less purchases of short-term investments of $20.1 million.

Financing activities

Net cash provided by financing activities of $2.0 million in the three months ended March 28, 2021 represented proceeds from ESPP contributions and exercises of stock options of $6.1 million, offset by tax withholdings from restricted stock unit releases of $4.2 million. Net cash used in financing activities was $0.2 million for the three months ended March 29, 2020, representing tax withholdings from restricted stock unit releases of $2.0 million, offset by proceeds from ESPP contributions of $1.9 million.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space, equipment, data center facilities and distribution center facilities, as well as non-cancellable purchase commitments. Refer to Note 9. Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for a complete discussion of our contractual obligations.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates during the three months ended March 28, 2021, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 28, 2021, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

Investing in our common stock involves substantial risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. You should consider all of the factors described as well as the other information in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2021, (the “Annual Report”), including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in the Annual Report. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common stock.

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

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we, our partners and our customers operate. On March 11, 2020, the World Health Organization announced that COVID-19, a respiratory illness, caused by a novel coronavirus is a pandemic. The President of the United States has declared the COVID-19 pandemic a national emergency. In response to the COVID-19 pandemic, many state, local and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects that could negatively impact productivity and disrupt our operations and those of our partners and our customers. For example, we have implemented a work-from-home policy for the vast majority of employees, and we may take further actions that alter our operations as may be required by federal, state or local authorities, or which we determine are in the best interests of our employees, customers, partners and stockholders. The effects of pandemic adversely affected our product shipments and financial results for the three months ended March 28, 2021.

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

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We cannot guarantee that our third-party manufacturers or other suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our third-party manufacturers and other suppliers, it could result in lost sales and have a material adverse effect on our business. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue. For the three months ended March 28, 2021, our freight-in expense increased by 88%, compared to the prior year period.

The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations or the global economy as a whole.

*We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the components used in our products are specifically designed for use in our products, some of which are obtained from sole source suppliers. These components include lens, lens-sensors, and passive infrared (“PIR”) sensors that have been customized for the Arlo application, as well as custom-made batteries that provide power conservation and safety features. In addition, the components used in our end products have been optimized to extend battery life. Our third-party manufacturers generally purchase these components on our behalf, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. Due to such shortage, starting in the fourth quarter of 2020 and in the first quarter of 2021 we experienced component shortages, including longer lead times for components, and supply constraints, which we expect to continue in 2021. Such shortages and constraints affected our ability to meet scheduled product deliveries and worldwide demand for our products in the first quarter of 2021, and may affect our ability for the remainder of 2021 and potentially beyond. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors that may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

We have recorded a net loss of $10.7 million and $39.3 million for the three months ended March 28, 2021 and March 29, 2020, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of March 28, 2021 and December 31, 2020, our accumulated deficit was $243.5 million and $232.8 million, respectively.

As of March 28, 2021, our cash and cash equivalents and short-term investments totaled $177.1 million. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of March 28, 2021, we have not borrowed against this credit facility. Refer to Note 8. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement. While based on our current plans, the business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”) and Verisure and their respective affiliates. For the three months ended March 28, 2021, we derived 10.0% and 29.8% of our revenue from Best Buy and Verisure and their affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefited from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three months ended March 28, 2021, we derived 8.2% of our revenue from Amazon and its affiliates.

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

International sales comprise a significant amount of our overall revenue. International sales were 40.0% and 26.2% of overall revenue for the three months ended March 28, 2021 and March 29, 2020, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

As of December 31, 2020, our U.S. federal and state net operating loss carryforwards were approximately $93.1 million and approximately $48.5 million respectively. Moreover, our U.S. federal and state research and development tax credits were approximately $3.7 million and approximately $2.6 million, respectively. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by the Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of March 28, 2021, we have 81,250,176 shares of common stock outstanding.

In the future, we may issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

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

*We are subject to securities class action and derivative litigation.

We are subject to various securities class action and derivative complaints, as more fully discussed in the heading under “Litigation and Other Legal Matters” in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”). Upon loss of status as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting will be required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Sarbanes-Oxley to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers Granted in 2021				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: May 6, 2021