Form 10-Q
period 2021-06-27
Arlo Technologies, Inc.
filed 2021-08-05
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number: 001-38618
ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		38-4061754
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

2200 Faraday Ave.,	Suite #150
Carlsbad,	California	92008
(Address of principal executive offices)		(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 82,961,364 as of July 30, 2021.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 27, 2021	December 31, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$178,698	$186,127
Short-term investments (amortized cost of $— and $19,996)	—	19,997
Accounts receivable (net of allowance for credit losses of $536 and $519)	51,890	77,643
Inventories	43,155	64,705
Prepaid expenses and other current assets	11,852	8,076
Total current assets	285,595	356,548
Property and equipment, net	11,368	15,821
Operating lease right-of-use assets, net	15,148	23,998
Goodwill	11,038	11,038
Restricted cash	4,113	4,164
Other non-current assets	3,519	2,399
Total assets	$330,781	$413,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,884	$62,171
Deferred revenue	47,668	53,142
Accrued liabilities	97,707	121,766
Income tax payable	96	267
Total current liabilities	188,355	237,346
Non-current deferred revenue	3,235	16,563
Non-current operating lease liabilities	22,780	25,029
Non-current income taxes payable	111	104
Other non-current liabilities	1,515	1,159
Total liabilities	215,996	280,201
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 82,916,535 at June 27, 2021 and 79,336,242 at December 31, 2020	83	79
Additional paid-in capital	381,511	366,455
Accumulated other comprehensive income	—	3
Accumulated deficit	(266,809)	(232,770)
Total stockholders’ equity	114,785	133,767
Total liabilities and stockholders’ equity	$330,781	$413,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands, except per share data)
Revenue:
Products	$73,311	$49,603	$133,072	$100,326
Services	25,260	17,029	48,055	31,756
Total revenue	98,571	66,632	181,127	132,082
Cost of revenue:
Products	62,019	51,186	109,176	103,374
Services	10,383	9,957	19,975	19,266
Total cost of revenue	72,402	61,143	129,151	122,640
Gross profit	26,169	5,489	51,976	9,442

Operating expenses:
Research and development	16,251	14,192	31,042	29,435
Sales and marketing	12,459	11,713	23,666	22,751
General and administrative	13,559	9,837	24,786	28,621
Impairment charges	9,116	—	9,116	—
Separation expense	605	82	659	161
Gain on sale of business	—	—	—	(292)
Total operating expenses	51,990	35,824	89,269	80,676

Loss from operations	(25,821)	(30,335)	(37,293)	(71,234)
Interest income	3	151	27	686
Other income (expense), net	2,662	1,111	3,571	2,294
Loss before income taxes	(23,156)	(29,073)	(33,695)	(68,254)
Provision for income taxes	164	183	344	328
Net loss	$(23,320)	$(29,256)	$(34,039)	$(68,582)

Net loss per share:
Basic	$(0.28)	$(0.38)	$(0.42)	$(0.89)
Diluted	$(0.28)	$(0.38)	$(0.42)	$(0.89)
Weighted average shares used to compute net loss per share:
Basic	82,134	77,885	81,275	77,229
Diluted	82,134	77,885	81,275	77,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Net loss	$(23,320)	$(29,256)	$(34,039)	$(68,582)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	—	(28)	(2)	25
Unrealized gain (loss) on available-for-sale securities	—	(75)	(1)	(9)
Total other comprehensive income (loss), before tax	—	(103)	(3)	16
Total other comprehensive income (loss), net of tax	—	(103)	(3)	16
Comprehensive loss	$(23,320)	$(29,359)	$(34,042)	$(68,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of March 28, 2021	81,250	$81	$379,738	$—	$(243,489)	$136,330
Net loss	—	—	—	—	(23,320)	(23,320)
Stock-based compensation expense	—	—	6,575	—	—	6,575
Settlement of liability classified RSUs	—	—	104	—	—	104
Issuance of common stock under stock-based compensation plans	2,465	3	—	—	—	3
Restricted stock unit withholdings	(798)	(1)	(4,906)	—	—	(4,907)
Balance as of June 27, 2021	82,917	$83	$381,511	$—	$(266,809)	$114,785

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of March 29, 2020	77,361	$77	$349,212	$117	$(170,845)	$178,561
Net loss	—	—	—	—	(29,256)	(29,256)
Stock-based compensation expense	—	—	3,772	—	—	3,772
Settlement of liability classified RSUs	—	—	57	—	—	57
Issuance of common stock under stock-based compensation plans	1,150	1	—	—	—	1
Restricted stock unit withholdings	(422)	—	(1,128)	—	—	(1,128)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(75)	—	(75)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(28)	—	(28)
Balance as of June 28, 2020	78,089	$78	$351,913	$14	$(200,101)	$151,904

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2020	79,336	$79	$366,455	$3	$(232,770)	$133,767
Net loss	—	—	—	—	(34,039)	(34,039)
Stock-based compensation expense	—	—	11,446	—	—	11,446
Settlement of liability classified RSUs	—	—	6,562	—	—	6,562
Issuance of common stock under stock-based compensation plans	4,598	6	4,433	—	—	4,439
Issuance of common stock under Employee Stock Purchase Plan	353	—	1,697	—	—	1,697
Restricted stock unit withholdings	(1,370)	(2)	(9,082)	—	—	(9,084)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Balance as of June 27, 2021	82,917	$83	$381,511	$—	$(266,809)	$114,785

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2019	75,786	$76	$334,821	$(2)	$(131,519)	$203,376
Net loss	—	—	—	—	(68,582)	(68,582)
Stock-based compensation expense	—	—	15,757	—	—	15,757
Settlement of liability classified RSUs	—	—	2,630	—	—	2,630
Issuance of common stock under stock-based compensation plans	2,525	2	—	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	732	1	1,853	—	—	1,854
Restricted stock unit withholdings	(954)	(1)	(3,148)	—	—	(3,149)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(9)	—	(9)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	25	—	25
Balance as of June 28, 2020	78,089	$78	$351,913	$14	$(200,101)	$151,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 27, 2021	June 28, 2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(34,039)	$(68,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,949	17,337
Impairment charges	9,116	—
Depreciation and amortization	3,169	5,476
Allowance for credit losses and inventory reserves	(1,085)	1,182
Deferred income taxes	(115)	27
Premium amortization (discount accretion) on investments, net	(3)	44
Gain on sale of business	—	(292)
Changes in assets and liabilities:
Accounts receivable, net	25,736	80,650
Inventories	22,652	1,827
Prepaid expenses and other assets	(4,782)	8,745
Accounts payable	(19,189)	(58,669)
Deferred revenue	(18,802)	(11,553)
Accrued and other liabilities	(26,073)	(24,875)
Net cash used in operating activities	(23,466)	(48,683)
Cash flows from investing activities:
Purchases of property and equipment	(1,066)	(1,184)
Purchases of short-term investments	—	(25,094)
Proceeds from maturities of short-term investments	20,000	25,000
Net cash provided by (used in) investing activities	18,934	(1,278)
Cash flows from financing activities:
Proceeds related to employee benefit plans	6,136	1,856
Restricted stock unit withholdings	(9,084)	(3,149)
Net cash used in financing activities	(2,948)	(1,293)
Net decrease in cash and cash equivalents and restricted cash	(7,480)	(51,254)
Cash and cash equivalents and restricted cash, at beginning of period	190,291	240,819
Cash and cash equivalents and restricted cash, at end of period	$182,811	$189,565

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$549	$1,523

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

The Company's corporate headquarters is located in Carlsbad, California with other satellite offices across North America and various global locations.

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

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended June 27, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes during the six months ended June 27, 2021.

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

There were no accounting pronouncements adopted during the six months ended June 27, 2021.

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

With the exception of the new standard discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations, or cash flows.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 27, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$56,419	$2,875	$502	$59,796

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the six months ended June 27, 2021 and June 28, 2020, $39.6 million and $21.4 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $45.3 million and $29.0 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $16.1 million and $15.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 13, Segment and Geographic Information, for revenue by geography.

Note 4.    Balance Sheet Components

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as collateral for a letter of credit associated with the Company’s lease agreement for its office space in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$178,698	$186,127
Restricted cash	4,113	4,164
Total as presented on the unaudited condensed consolidated statements of cash flows	$182,811	$190,291

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$185,424	$236,680
Restricted cash	4,141	4,139
Total as presented on the unaudited condensed consolidated statements of cash flows	$189,565	$240,819

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Available-for-sale short-term investments

	As of June 27, 2021				As of December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$—	$—	$—	$—	$19,996	$1	$—	$19,997

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investment for the three and six months ended June 27, 2021.

Accounts receivable, net

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Gross accounts receivable	$52,426	$78,162
Allowance for credit losses	(536)	(519)
Total accounts receivable, net	$51,890	$77,643

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Balance at the beginning of the period	$519	$863	$519	$609
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—	—	—
Provision for (release of) expected credit losses	17	(53)	17	201
Amounts recovered due to collection	—	—	—	—
Balance at the end of the period	$536	$810	$536	$810

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of June 27, 2021.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

The components of property and equipment are as follows:

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Machinery and equipment	$13,869	$14,397
Software	13,444	13,192
Computer equipment	4,095	4,083
Furniture and fixtures	2,376	4,048
Leasehold improvements	4,877	8,023
Total property and equipment, gross	38,661	43,743
Accumulated depreciation and amortization	(27,293)	(27,922)
Total property and equipment, net	$11,368	$15,821

Depreciation and amortization expense pertaining to property and equipment was $1.6 million and $3.1 million for the three and six months ended June 27, 2021, respectively, and $2.3 million and $4.8 million for the three and six months ended June 28, 2020, respectively.

Long-lived Assets and Right-of-use Assets Impairment

During the second quarter of 2021, the Company evaluated its real estate lease portfolio in light of the COVID-19 pandemic and the changing nature of office space use by its workforce. This evaluation included the decision to sublease its office space in San Jose, California. This change in the circumstances for the San Jose office space use led management to test the recoverability of the carrying amount of the asset group related to the sublease. At May 25, 2021, the carrying amount of the asset group exceeds the Company's anticipated undiscounted value of the sublease income over the sublease term. Accordingly, the Company reviewed certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture, fixtures and equipment under the sublease asset group for impairment in accordance with Accounting Standards Codification ("ASC") 360 "Property, Plant, and Equipment".

As a result of the evaluation, the Company recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, for the three and six months ended June 27, 2021.The assets indicated as impaired were written down to fair value as calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rate that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement". Refer to Note 5, Fair Value Measurements for additional information about the fair value measured on a non-recurring basis and Note 9, Commitments and Contingencies, for further information about the sublease.

Goodwill

There was no change in the carrying amount of goodwill during the six months ended June 27, 2021. The goodwill as of December 31, 2020 and June 27, 2021 was $11.0 million.

Goodwill Impairment

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

The Company determined that no events occurred or circumstances changed during the three months ended June 27, 2021 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a significant decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$1,384	$1,269
Sublease initial direct cost	1,049	—
Deposits	122	122
Other	964	1,008
Total other non-current assets	$3,519	$2,399

Accrued liabilities

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Sales and marketing	$32,232	$38,577
Sales returns	18,310	37,689
Accrued employee compensation	18,219	15,089
Current operating lease liabilities	4,395	4,400
Freight	3,247	3,558
Warranty obligation	1,805	2,451
Other	19,499	20,002
Total accrued liabilities	$97,707	$121,766

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 27, 2021 and December 31, 2020:

	As of June 27, 2021			As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$21,932	$21,932	$—	$1,934	$1,934	$—
Available-for-sale securities: U.S. treasuries (1)	—	—	—	19,997	19,997	—
Foreign currency forward contracts (2)	—	—	—	24	—	24
Total assets measured at fair value	$21,932	$21,932	$—	$21,955	$21,931	$24
Liabilities:
Foreign currency forward contracts (3)	$20	$—	$20	$199	$—	$199
Total liabilities measured at fair value	$20	$—	$20	$199	$—	$199
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of June 27, 2021 and December 31, 2020, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of June 27, 2021 and December 31, 2020, the Company has no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. In the second quarter of 2021, in connection with the long-lived assets impairment analysis, certain lease related property and equipment assets and right-of-use asset were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
within Level 3 of the fair value hierarchy. The fair value of the asset group was calculated by utilizing projected cash flows from the sublease, discounted by a market derived discount rate at 8.0%. As of May 25, 2021, the date of measurement, the fair value of the right-of-use asset and other lease related property and equipment assets were $8.1 million and $2.8 million, respectively. The Company recorded an impairment charge of $9.1 million on the assets measured at fair value on a non-recurring basis, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, for the three and six months ended June 27, 2021. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 27, 2021 and December 31, 2020 are summarized as follows:

Derivative Assets	Balance Sheet Location	June 27, 2021	December 31, 2020	Balance Sheet Location	June 27, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$—	$22	Accrued liabilities	$20	$199
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	2	Accrued liabilities	—	—
Total		$—	$24		$20	$199

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

The following tables set forth the offsetting of derivative assets as of June 27, 2021 and December 31, 2020:

As of June 27, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
(In thousands)
Wells Fargo Bank	$—	$—	$—	$—	$—	$—

December 31, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$24	$—	$24	$(24)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of June 27, 2021 and December 31, 2020:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 27, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$20	$—	$20	$—	$—	$20

December 31, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$199	$—	$199	$(24)	$—	$175

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company did not enter into any forward contracts related to its cash flow hedging program for the three and six months ended June 27, 2021. The effects of the Company's cash flow hedges on the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2021 are summarized as follows:

	Three Months Ended June 27, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$98,571	$72,402	$16,251	$12,459	$13,559
Gains (losses) on cash flow hedge	$—	$—	$—	$—	$—

	Six Months Ended June 27, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	181,127	129,151	31,042	23,666	24,786
Gains (losses) on cash flow hedge	$—	$—	$—	$2	$—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended June 27, 2021 and June 28, 2020.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about six non-designated derivatives per quarter with an average size of $2.5 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2021 and June 28, 2020 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$(80)	$(417)	$(85)	$661

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended June 27, 2021 and June 28, 2020.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of March 28, 2021	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	—	—	—	—
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	—	—	—	—
Balance as of June 27, 2021	$—	$—	$—	$—

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$1	$2	$—	$3
Other comprehensive income (loss) before reclassifications	(1)	—	—	(1)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Net current period other comprehensive income (loss)	(1)	(2)	—	(3)
Balance as of June 27, 2021	$—	$—	$—	$—

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of March 29, 2020	$89	$28	$—	$117
Other comprehensive income (loss) before reclassifications	(75)	—	—	(75)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	28	—	28
Net current period other comprehensive income (loss)	(75)	(28)	—	(103)
Balance as of June 28, 2020	$14	$—	$—	$14

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)
Other comprehensive income (loss) before reclassifications	(9)	48	—	39
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	23	—	23
Net current period other comprehensive income (loss)	(9)	25	—	16
Balance as of June 28, 2020	$14	$—	$—	$14

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 27, 2021 and June 28, 2020:

Three Months Ended
	June 27, 2021		June 28, 2020
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$—	$—	$28	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	—	—	—	Research and development
Foreign currency contracts	—	—	—	—	Sales and marketing
Foreign currency contracts	—	—	—	—	General and administrative
	$—	$—	$—	$28	Total *

Six Months Ended
	June 27, 2021		June 28, 2020
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$—	$48	$23	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	—	—	—	Research and development
Foreign currency contracts	—	2	—	—	Sales and marketing
Foreign currency contracts	—	—	—	—	General and administrative
	$—	$2	$48	$23	Total *
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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain $20.0 million of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of June 27, 2021, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of June 27, 2021.

Note 9.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Fixed lease expense for lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Lease expense was $1.4 million and $1.8 million for the three months ended June 27, 2021 and June 28, 2020, respectively, and $3.1 million and $3.6 million for the six months ended June 27, 2021 and June 28, 2020, respectively. The lease expense was recorded within Cost of revenue and General and administrative in the Company's unaudited condensed consolidated statements of operations. Short-term lease costs were included in the lease expense and they were immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental cash flow information related to operating leases for the six months ended June 27, 2021 and June 28, 2020 was as follows:

	June 27, 2021	June 28, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,055	$2,959
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$461

Weighted average remaining lease term and weighted average discount rate related to operating leases as of June 27, 2021 were as follows:

Weighted average remaining lease term	6.6 years
Weighted average discount rate	5.69%

The Company's future minimum undiscounted lease payments under operating leases for each of the next five years and thereafter as of June 27, 2021 were as follows:

Operating Lease Payments
(In thousands)
2021 (Remaining six months)	$2,893
2022	5,768
2023	4,977
2024	4,456
2025	3,181
Thereafter	11,492
Total future lease payments	32,767
Less: interest (1)	(5,592)
Present value of future minimum lease payments	$27,175

Accrued liabilities	$4,395
Non-current operating lease liabilities	22,780
Total lease liabilities	$27,175
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced after November 5, 2019 were calculated using the Company's borrowing rate defined in the Credit Agreement with Western Alliance Bank.

During the second quarter of 2021, the Company reviewed certain of its right-of-use assets and other lease related assets in conjunction with the evaluation of its real estate lease portfolio and recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use asset and $2.3 million associated with other lease related property and equipment assets, for the three and six months ended June 27, 2021. Subsequent to the impairment, lease expense for the lease payments related to the impaired right-of-use asset is no longer recognized on a straight-line basis. The associated lease liability is amortized using the same effective interest method as before the impairment charge. The impaired right-of-use asset, however, is subsequently amortized on a straight-line basis. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On June 29, 2021, the sublease agreement dated May 25, 2021 (the "Sublease"), by and between the Company and Vocera Communications, Inc. (“Subtenant”) became effective whereby the Company agreed to sublease to Subtenant all of the approximately 78,000 rentable square feet of office space located at 3030 Orchard Parkway in San Jose, California. The Company’s decision to enter into the Sublease is a continuance of its evaluation of its real estate lease portfolio in light of the COVID-19 pandemic and its impact on the changing nature of office space use by its workforce. The initial term of the Sublease will commence on February 1, 2022, and will expire on June 30, 2029, unless earlier terminated in accordance with the Sublease. The Subtenant will pay to the Company an escalating base rent over the life of the Sublease of approximately $167,000 to $206,000 per month. In addition, the Subtenant will pay its pro rata portion of property expenses and operating expenses for the Subleased Premises. The Company classifies the Sublease as an operating lease. The accounting of the Sublease is expected to commence on October 1, 2021.

Letters of Credit

In connection with the lease agreement for the office space located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of June 27, 2021, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of June 27, 2021, the Company had approximately $19.0 million in non-cancelable purchase commitments with suppliers. As a result of the COVID-19 pandemic, the Company has experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has worked with its suppliers to place longer lead-time purchase orders to ensure availability of components and materials from its supply chain. Under this circumstance, the Company may be obligated to purchase long lead-time component inventory procured in accordance with its forecasts. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet its purchase order, even if it is subsequently cancelled. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of June 27, 2021, the loss liability from committed purchases was $0.7 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Balance at the beginning of the period	$1,937	$3,188	$2,451	$3,169
Provision for (release of) warranty obligation made during the period	(17)	24	(386)	231
Settlements made during the period	(115)	(189)	(260)	(377)
Balance at the end of the period	$1,805	$3,023	$1,805	$3,023

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

On August 6, 2019, defendants filed a motion to dismiss. The federal court granted that motion, and lead plaintiff filed a second amended complaint. On June 12, 2020, lead plaintiff filed an unopposed motion for preliminary

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
approval of a class action settlement for $1.25 million, which was also the amount that the Company had accrued for loss contingency. On September 24, 2020, the federal court entered an order preliminarily approving the settlement. On February 5, 2021, lead plaintiff filed a motion for final approval of the settlement. In October 2020, the Company made a $1.25 million payment an escrow account administered by the court and plaintiff’s counsel (the “Settlement Fund”). The Settlement Fund shall be deemed to be in the custody of the court and shall remain subject to the jurisdiction of the court until such time as the Settlement Fund is distributed pursuant to the settlement agreement and/or further order of the court.

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

In the State Action, on May 5, 2021, the court held a status conference. At that conference, the state court instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their second amended complaint on June 4, 2021, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019 and fell outside the Settlement Class (as defined in the federal settlement). On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs’ opposition is due on July 28, 2021, and the Arlo defendants’ reply is due on August 13, 2021. A hearing on this motion to dismiss is scheduled for September 1, 2021. On July 6, 2021, defendants filed multiple demurrers to the second amended complaint. Plaintiffs oppositions are due on August 12, 2021, and defendants’ replies are due on August 27, 2021. A hearing on the demurrers is scheduled for September 15, 2021.

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. Plaintiff’s opposition is due August 23, 2021, and defendants’ reply is due on September 22, 2021.

Skybell Technologies, Inc. v. Arlo Technologies, Inc.

On December 18, 2020, Skybell Technologies, Inc., SB IP Holdings, LLC, and Eyetalk365, LLC (collectively, “Complainants” or “Skybell”) filed a Section 337 complaint against the Company, Vivint Smart Home, Inc. (“Vivint”), and SimpliSafe, Inc. (“SimpliSafe”) at the U.S. International Trade Commission (“ITC”). The action alleges that the Company’s cameras and video doorbell cameras infringe seven patents: 10,097,796 (“the ’796 patent”), 10,200,660 (“the ’660 patent”), 10,523,906 (“the ’906 patent”), 10,097,797 (“the ’797 patent”), 9,485,478 (“the ’478 patent”), 10,674,120 (“the ’120 patent”), and 9,432,638 (“the ’638 patent”) (collectively, “the Asserted Patents”). The Asserted Patents are all from the same family and generally directed to detecting a person at a camera and communicating video and audio from the camera to a cell phone along with various other features. The case was instituted on January 25, 2021 as Investigation

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
No. 337-TA-1242. At June 27, 2021, it is too early to reasonably estimate any financial impact to the Company from this matter.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of June 27, 2021 and December 31, 2020.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of June 27, 2021 and December 31, 2020. In connection with the separation of Arlo from NETGEAR (the "Separation"), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

In addition, pursuant to the master separation agreement and certain other agreements entered into with NETGEAR in connection with the Separation and the IPO, NETGEAR has agreed to indemnify the Company for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of its business with the Company and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between the Company and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between the Company and NETGEAR, each party is liable for, and indemnifies the other party and its subsidiaries from and against any liability for, taxes that are allocated to the indemnifying party under the tax matters agreement. In addition, the Company has agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on it or NETGEAR as a result of the failure of the special stock dividend (the “Distribution”) by NETGEAR to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR that was made on December 31, 2018, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
agreement. Pursuant to the registration rights agreement, the Company has agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify the Company but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of June 27, 2021.

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

The following table sets forth the available shares for grant under the 2018 Plan as of June 27, 2021 and December 31, 2020:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2020	3,113
Additional authorized shares	3,173
Granted (1)	(4,930)
Forfeited / cancelled	468
Shares traded for taxes	1,371
Shares available for grant as of June 27, 2021	3,195
_________________________
(1)     Includes 0.8 million shares consisting of time-based RSUs (50% of the grant), performance RSUs ("PSUs") (25% of the grant) and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the Company's named executive officers ("NEOs") in the first quarter of 2021.

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of June 27, 2021, 1,564,425 shares were available for issuance under the ESPP.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Option Activity

Arlo’s stock option activity during the six months ended June 27, 2021 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	3,434	$9.72
Granted	—	$—
Exercised	(655)	$6.77
Forfeited / cancelled	(24)	$7.11
Outstanding as of June 27, 2021	2,755	$10.45
Vested and expected to vest as of June 27, 2021	2,755	$10.45
Exercisable Options as of June 27, 2021	2,518	$10.01

NETGEAR’s stock option activity for Arlo employees during the six months ended June 27, 2021 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	16	$22.49
Exercised	(3)	$26.82
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of June 27, 2021	13	$21.32
Vested and expected to vest as of June 27, 2021	13	$21.32
Exercisable Options as of June 27, 2021	11	$20.11

RSU Activity

Arlo’s RSU activity during the six months ended June 27, 2021 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	10,563	$4.33
Granted (1)	4,930	$7.81
Vested	(3,942)	$5.28
Forfeited	(444)	$5.10
Outstanding as of June 27, 2021	11,107	$5.50

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)    Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the NEOs in the first quarter of 2021. The RSUs will vest in four equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in four equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2021 is achieved. The maximum number of shares that NEOs can earn is 120% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 75% of the target number of the PSUs. As of June 27, 2021, 100% of the outstanding PSUs are expected to vest. The MPSUs will vest at the end of the four-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the three-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. As of June 27, 2021, 35.04% of the outstanding MPSUs are expected to vest.
Also includes 0.7 million immediately vested shares granted to non-executive employees for semi-annual bonus and executives for annual bonus in RSU form.

NETGEAR’s RSU activity for Arlo employees during the six months ended June 27, 2021 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	127	$37.81
Vested	(63)	$36.86
Forfeited	(3)	$38.30
Outstanding as of June 27, 2021	61	$38.78

The Company determined the fair value of the shares offered under the ESPP using the Black-Scholes option pricing model as of the grant date. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under Arlo’s ESPP for the three and six months ended June 27, 2021 and June 28, 2020.

	Three Months Ended		Six Months Ended
	ESPP		ESPP
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Expected life (in years)	NA	NA	0.5	0.5
Risk-free interest rate	NA	NA	0.06%	1.55%
Expected volatility	NA	NA	87.0%	73.0%
Dividend yield	NA	NA	—	—

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted in the first quarter of 2021 and second quarter of 2020 were $11.77 and $4.11 per share, respectively. The assumptions used in this model to estimate fair value at the grant date are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Expected life	NA	3.0	4.0	3.0
Risk-free interest rate	NA	0.24%	0.33%	0.24%
Expected volatility	NA	69.3%	69.9%	69.3%
Dividend yield	NA	—	—	—
Stock Beta	NA	0.48	0.45	0.48

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

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Cost of revenue	$1,289	$562	$2,163	$1,065
Research and development	3,832	1,729	6,388	3,389
Sales and marketing	1,639	984	2,829	1,735
General and administrative	4,849	1,289	8,569	11,148
Total stock-based compensation	$11,609	$4,564	$19,949	$17,337

The Company recognizes these compensation expense generally on a straight-line basis over the requisite service period of the award.

As of June 27, 2021, $1.3 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 0.9 year. $50.2 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.5 years.

As of June 27, 2021, $11 thousand of unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees was expected to be recognized over a weighted-average period of 0.3 year. $1.4 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 0.7 year.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Income Taxes

The provision for income taxes for the three and six months ended June 27, 2021 was $0.2 million, or an effective tax rate of (0.7)%, and $0.3 million, or an effective tax rate of (1.0)%, respectively. The provision for income taxes for the three and six months ended June 28, 2020 was $0.2 million, or an effective tax rate of (0.6)%, and $0.3 million, or an effective tax rate of (0.5)%, respectively. During the three and six months ended June 27, 2021, the Company sustained lower book losses than the same periods in the prior year. Consistent with the prior year, the Company has a full valuation allowance on its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since we do not anticipate to realize the benefits of deferred tax assets. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The provision for income taxes for the three months ended June 27, 2021 was slightly lower than the same period in the prior year primarily due to a decrease in foreign earnings in the second quarter of 2021. The provision for income taxes for the six months ended June 27, 2021, was slightly higher than the same period in the prior year primarily due to an increase in foreign earnings in the first half of 2021.

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

Net loss per share for the three and six months ended June 27, 2021 and June 28, 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands, except per share data)
Numerator:
Net loss	$(23,320)	$(29,256)	$(34,039)	$(68,582)
Denominator:
Weighted average common shares - basic	82,134	77,885	81,275	77,229
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	82,134	77,885	81,275	77,229

Basic net loss per share	$(0.28)	$(0.38)	$(0.42)	$(0.89)
Diluted net loss per share	$(0.28)	$(0.38)	$(0.42)	$(0.89)

Anti-dilutive employee stock-based awards, excluded	5,989	11,698	4,650	10,529

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
United States (“U.S.”)	$66,496	$49,868	$116,037	$98,160
Americas (excluding U.S.)	185	1,131	280	3,009
EMEA	25,101	11,263	49,692	18,521
APAC	6,789	4,370	15,118	12,392
Total revenue	$98,571	$66,632	$181,127	$132,082

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
United States (“U.S.”)	$8,648	$12,644
Americas (excluding U.S.)	518	629
EMEA	219	234
China	1,670	1,821
APAC (excluding China)	313	493
Total property and equipment, net	$11,368	$15,821

Note 14. Subsequent Event

Amendment to 2018 Equity Incentive Plan

On July 28, 2021, the Compensation Committee of the Board of Directors (the “Committee”) of the “Company unanimously approved an amendment to the Company’s 2018 EIP to, among other things, reserve an additional 1,500,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 303A.08 of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Rule 303A.08”). The 2018 EIP was amended by the Committee without stockholder approval pursuant to Rule 303A.08.

Equity Grant

On July 28, 2021, the Board approved the grant of a Performance Stock Unit (“PSU”) award to Matthew McRae, the Company’s Chief Executive Officer, covering 757,600 shares of the Company's Common Stock, with vesting subject to satisfaction of both a service condition and a stock price performance condition. The service condition will be satisfied over four years in substantially equal quarterly installments. The stock price performance condition will be satisfied in five equal tranches based on the Company's achievement of certain average daily closing prices per share of the Company's common stock, as reported on the NYSE, for any 30 consecutive trading days on or prior to July 28, 2025 (the "Performance Period End Date"), with the first tranche achieved at $7.57 per share, with the second tranche achieved at $8.69 per share, with the third tranche achieved at $9.97 per share, with the fourth tranche achieved at $11.44 per share and with the fifth tranche achieved at $13.20 per share. To the extent that the stock price performance-based vesting conditions are not satisfied prior to the Performance Period End Date, the PSUs expire.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that is transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 20.6 million smart connected devices, and as of June 27, 2021, our smart platform had approximately 5.5 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. International revenue was 32.5% and 25.2% of our revenue for the three months ended June 27, 2021 and June 28, 2020, respectively, and 35.9% and 25.7% of our revenue for the six months ended June 27, 2021 and June 28, 2020, respectively.

For the three months ended June 27, 2021 and June 28, 2020, we generated revenue of $98.6 million and $66.6 million, respectively, representing a year-over-year increase of 47.9%. For the six months ended June 27, 2021 and June 28, 2020, we generated revenue of $181.1 million and $132.1 million, respectively, representing a year-over-year increase of 37.1%. Loss from operations were $25.8 million and $30.3 million for the three months ended June 27, 2021 and June 28, 2020, respectively. Loss from operations were $37.3 million and $71.2 million for the six months ended June 27, 2021 and June 28, 2020, respectively.

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

	As of
	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Cumulative registered accounts	5,527	22.3%	4,518
Cumulative paid accounts	695	133.2%	298

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
•disruption to our supply chain caused by component shortages, extended transit times, labor shortages, factory uptime, freight capacity, inflated freight pricing and increased component and finished goods costs;

•deferment of customer spending due to economic uncertainty;

•decreased productivity due to travel bans, work-from-home policies or shelter in place orders; and

•a slow-down in the global economy or a credit crisis.

We continue to closely monitor developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. The extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, including the duration of the pandemic, the broader implications of the macro-economic recovery and the impact on overall customer demand, all of which are uncertain and cannot be predicted. Our priorities and actions during the COVID-19 pandemic continue to be focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing continuous updates to our health and safety policies and processes and progress made through vaccinations. We continue to instruct all but a limited number of our global workforce to work remotely as a precautionary measure intended to minimize the risk of the virus to them and the communities in which we operate, while we continue to focus on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges presented by the COVID-19 pandemic. We also continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, component cost increases, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints, that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end market demand. As of June 27, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the three and six months ended June 27, 2021, we saw an 89% increase in freight-in expense compared to the prior year periods, respectively, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to exist through 2021 and potentially beyond. While we have been successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance.

In addition, as a result of the COVID-19 pandemic, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of our hedging instruments, among others. During the second quarter of 2021, we evaluated our existing real estate lease portfolio in light the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce. This evaluation included the decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, for the three and six months ended June 27, 2021. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

We continue to be focused on navigating these recent challenges presented by the COVID-19 pandemic through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, subleasing excess office space, and deferment of hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	June 27, 2021		June 28, 2020		June 27, 2021		June 28, 2020
	(In thousands, except percentage data)
Revenue:
Products	$73,311	74.4%	$49,603	74.4%	$133,072	73.5%	$100,326	76.0%
Services	25,260	25.6%	17,029	25.6%	48,055	26.5%	31,756	24.0%
Total revenue	98,571	100.0%	66,632	100.0%	181,127	100.0%	132,082	100.0%
Cost of revenue:
Products	62,019	62.9%	51,186	76.9%	109,176	60.3%	103,374	78.3%
Services	10,383	10.6%	9,957	14.9%	19,975	11.0%	19,266	14.6%
Total cost of revenue	72,402	73.4%	61,143	91.8%	129,151	71.3%	122,640	92.9%
Gross profit	26,169	26.6%	5,489	8.2%	51,976	28.7%	9,442	7.1%
Operating expenses:
Research and development	16,251	16.5%	14,192	21.3%	31,042	17.1%	29,435	22.3%
Sales and marketing	12,459	12.6%	11,713	17.6%	23,666	13.1%	22,751	17.2%
General and administrative	13,559	13.8%	9,837	14.8%	24,786	13.7%	28,621	21.7%
Impairment charges	9,116	9.2%	—	—%	9,116	5.0%	—	—%
Separation expense	605	0.6%	82	0.1%	659	0.4%	161	0.1%
Gain on sale of business	—	—%	—	—%	—	—%	(292)	(0.2)%
Total operating expenses	51,990	52.7%	35,824	53.8%	89,269	49.3%	80,676	61.1%
Loss from operations	(25,821)	(26.2)%	(30,335)	(45.5)%	(37,293)	(20.6)%	(71,234)	(53.9)%
Interest income	3	—%	151	0.2%	27	—%	686	0.5%
Other income (expense), net	2,662	2.7%	1,111	1.7%	3,571	2.0%	2,294	1.8%
Loss before income taxes	(23,156)	(23.5)%	(29,073)	(43.6)%	(33,695)	(18.6)%	(68,254)	(51.7)%
Provision for income taxes	164	0.2%	183	0.3%	344	0.2%	328	0.2%
Net loss	$(23,320)	(23.7)%	$(29,256)	(43.9)%	$(34,039)	(18.8)%	$(68,582)	(51.9)%

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

Under the Supply Agreement that we entered into with Verisure in 2019 (the "Supply Agreement"), Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of June 27, 2021, $89.7 million of the purchase commitment has been fulfilled. The Supply Agreement also provides for certain NRE services to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $13.5 million, payable in installments upon meeting certain development milestones. As of June 27, 2021, Verisure has paid $11.8 million for these NRE services. For the three and six months ended June 27, 2021, the Company recognized service revenue of $2.0 million and $3.5 million, respectively, for these NRE services. For the three and six months ended June 28, 2020, the Company recognized service revenue of $2.3 million and $3.2 million, respectively, for these NRE services.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Americas	$66,681	30.7%	$50,999	$116,317	15.0%	$101,169
Percentage of revenue	67.6%		76.5%	64.2%		76.6%
EMEA	25,101	122.9%	11,263	49,692	168.3%	18,521
Percentage of revenue	25.5%		16.9%	27.4%		14.0%
APAC	6,789	55.4%	4,370	15,118	22.0%	12,392
Percentage of revenue	6.9%		6.6%	8.4%		9.4%
Total revenue	$98,571	47.9%	$66,632	$181,127	37.1%	$132,082

Revenue for the three and six months ended June 27, 2021 increased 47.9% and 37.1%, compared to the prior year periods, respectively. The increase was primarily driven by an increase in product shipments, higher service revenue, and less provisions for sales returns, price protection and marketing expenditures that are deemed to be a reduction of revenue. Service revenue increased by $8.2 million, or 48.3%, and $16.3 million, or 51.3%, for the three and six months ended June 27, 2021 compared to the prior year periods, respectively, primarily due to increased paid accounts.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Cost of revenue:
Products	$62,019	21.2%	$51,186	$109,176	5.6%	$103,374
Services	10,383	4.3%	9,957	19,975	3.7%	19,266
Total cost of revenue	$72,402	18.4%	$61,143	$129,151	5.3%	$122,640

Cost of products revenue increased for the three and six months ended June 27, 2021, primarily due to the increase in product revenue, partially offset by a decrease in warranty costs and excess and obsolete inventory provision, compared to the prior year periods. The decrease in warranty cost is a result of a lower scrap rate driven by increased refurbished product sales, lower returns and fewer product transitions. The decrease in excess and obsolete inventory provisions is due to fewer product transitions and more effective inventory management. Cost of services revenue stayed relatively flat for the three and six months ended June 27, 2021 compared to the prior year periods despite service revenue increasing, due to cost optimizations implemented on our platform and growth in paid service revenue which has a higher gross margin than the other components of service revenue.

Gross Margin

The following table presents gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Gross profit:
Products	$11,292	813.3%	$(1,583)	$23,896	884.0%	$(3,048)
Services	14,877	110.4%	7,072	28,080	124.8%	12,490
Total gross profit	$26,169	376.8%	$5,489	$51,976	450.5%	$9,442
Gross profit percentage:
Products	15.4%		(3.2)%	18.0%		(3.0)%
Services	58.9%		41.5%	58.4%		39.3%
Total gross profit percentage	26.6%		8.2%	28.7%		7.1%

Gross margin increased for the three and six months ended June 27, 2021 compared to the prior year periods, due to a combination of both product and service margin increases. The product margin increase is primarily due to decreased provisions for price protection, sales returns and marketing expenditures that are deemed to be reductions of revenue, decreased warranty costs and a lower excess and obsolete inventory provision. The service margin increase is primarily due to an increase in paid service revenue coupled with various cost optimizations implemented.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Research and development expense	$16,251	14.5%	$14,192	$31,042	5.5%	$29,435

Research and development expense increased for the three months ended June 27, 2021, compared to the prior year period, primarily due to an increase of $2.2 million in personnel-related expenses. Research and development expense increased for the six months ended June 27, 2021, compared to the prior year period, primarily due to an increase of $3.0 million in personnel-related expenses, partially offset by a decrease of $1.6 million in corporate IT and facility overhead. Also, certain research and development expenses amounting to $1.0 million and $2.1 million, respectively, for the three and six months ended June 27, 2021, and $1.2 million and $1.8 million, respectively, for the three and six months ended June 28, 2020 were attributed to the Verisure NRE arrangement, and are classified as cost of service revenue.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Sales and marketing expense	$12,459	6.4%	$11,713	$23,666	4.0%	$22,751

Sales and marketing expense increased for the three months ended June 27, 2021, compared to the prior year period, primarily due to an increase of $0.5 million in personnel-related expenses and an increase of $0.3 million in credit card processing fees. Sales and marketing expense increased for the six months ended June 27, 2021, compared to the prior year period, primarily due to an increase of $1.2 million in personnel-related expenses and an increase of $0.6 million in credit card processing fees, partially offset by a decrease of $0.8 million in marketing expenditures.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
General and administrative expense	$13,559	37.8%	$9,837	$24,786	(13.4)%	$28,621

General and administrative expense increased for the three months ended June 27, 2021, compared to the prior year period, primarily due to an increase of $4.1 million in personnel-related expenditures, partially offset by a decrease of $0.3 million in corporate IT and facility overhead. General and administrative expense decreased for the six months ended June 27, 2021, compared to the prior year period, primarily due to a decrease of $2.1 million in personnel-related expenditures partially brought about by the one-time charge for stock-based compensation expense recognized in the first quarter of 2020 upon the voluntary forfeiture of our CEO's stock options in January 2020, $0.8 million of Verisure transaction costs recognized in the first half of 2020, and a decrease of $0.5 million in corporate IT and facility overhead.

Impairment Charges

The following table presents impairment charges for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Impairment charges	$9,116	**	$—	$9,116	**	$—

During the second quarter of 2021, we reviewed certain of our right-of-use assets and other lease-related assets for impairment in conjunction with our decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use asset and $2.3 million associated with the leasehold improvements and furniture, fixtures and equipment included in the San Jose office asset group. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

Separation Expense

Separation expense consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR.

The following table presents separation expense for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Separation expense	$605	637.8%	$82	$659	309.3%	$161

Gain on sale of business

The following table presents gain on sale of business for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Gain on sale of business	$—	**	$—	$(292)	**	$—
**Percentage change not meaningful

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $292 thousand as a result of the final working capital adjustment.

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Interest income	3	**	151	27	**	686
Other income (expense), net	2,662	**	1,111	3,571	**	2,294
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to decrease as we deploy our short-term investments and cash and cash equivalents to fund our operations, while interest rates have also declined.

Interest income decreased for the three and six months ended June 27, 2021, compared to the prior year periods, primarily due to the decrease in our short-term investments and cash and cash equivalents as we funded our operations, and a decline in interest rates.

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included reimbursements for the Verisure Transition Service Agreement ("TSA") in Other income.

Other income (expense), net, increased for the three and six months ended June 27, 2021, compared to the prior year periods, primarily due to the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for qualified wages amounting to $1.8 million, which was recognized as Other income in the second quarter of 2021, partially offset by decreases in Verisure TSA related income. The CARES Act was signed into law on March 27, 2020 in response to the COVID-19 pandemic. The ERC, as one of the provisions that provide economic relief for individuals and businesses under the CARES Act, is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Provision for income taxes	$164	(10.4)%	$183	$344	4.9%	$328
Effective tax rate	(0.7)%		(0.6)%	(1.0)%		(0.5)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The provision for income taxes for the three months ended June 27, 2021 was slightly lower than the same period in the prior year primarily due to a decrease in foreign earnings in the second quarter of 2021. The provision for income taxes for the six months ended June 27, 2021, was slightly higher than the same period in the prior year primarily due to an increase in foreign earnings in the first half of 2021. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of June 27, 2021, our accumulated deficit was $266.8 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of June 27, 2021, we had cash, cash equivalents and short-term investments totaling $178.7 million. 7.8% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of June 27, 2021, we have not borrowed against this credit facility. Refer to Note 8. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement.

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

Cash Flow

The following table presents our cash flows for the periods presented:

	Six Months Ended
	June 27, 2021	June 28, 2020
	(In thousands)
Net cash used in operating activities	$(23,466)	$(48,683)
Net cash provided by (used in) investing activities	18,934	(1,278)
Net cash used in financing activities	(2,948)	(1,293)
Net cash decrease	$(7,480)	$(51,254)

Operating activities

Net cash used in operating activities decreased by $25.2 million for the six months ended June 27, 2021 compared to the prior year period. This decrease comprised a $41.8 million reduction in adjusted net loss reconciled to net cash used in operating activities, offset by an increase in working capital used in operations of $16.6 million, mainly driven by a reduction in prepaid expenses and other assets.

Our days sales outstanding (“DSO”) decreased to 48 days as of June 27, 2021 compared to 64 days as of December 31, 2020, primarily as a result of in-quarter collections from our customers that were on seasonal dating terms and unpaid in the fourth quarter of 2020, as well as a change in customer mix and an increase in service revenue. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory decreased to $43.2 million as of June 27, 2021 from $64.7 million as of December 31, 2020, as we reduced our product purchases in line with the normal seasonality of our business and continued to focus on effective inventory management. Our ending inventory turns were 5.7x in the three months ended June 27, 2021 up from 5.0x turns in the three months ended December 31, 2020, primarily as a result of effective inventory management. Our accounts payable decreased to $42.9 million as of June 27, 2021 from $62.2 million as of December 31, 2020, primarily as a result of lower inventory purchases and payments to suppliers for the purchases made in the fourth quarter of 2020.

Investing activities

Net cash provided by investing activities increased by $20.2 million for the six months ended June 27, 2021 compared to the prior year period, primarily due to maturity of our of short-term investments.

Financing activities

Net cash used in financing activities was $2.9 million for the six months ended June 27, 2021, representing tax withholdings from restricted stock unit releases of $9.1 million, offset by proceeds from ESPP contributions and exercises of stock options of $6.1 million. Net cash used in financing activities was $1.3 million for the six months ended June 28, 2020, representing tax withholdings from restricted stock unit releases of $3.1 million, offset by proceeds from ESPP contributions of $1.9 million.

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

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates during the six months ended June 27, 2021, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 27, 2021, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

•We entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will continue to be a successful collaboration.

•We are dependent on information technology systems, infrastructure and data. System security risks, breaches of data protection, cyber-attacks, and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks could disrupt our products, services, internal operations, or information technology systems, and could lead to theft of our intellectual property, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

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

•We rely on a limited number of traditional and online retailers and wholesale distributors for a substantial portion of our sales, and our revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our sales channels, which results in fewer sales channels for our products.

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

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We cannot guarantee that our third-party manufacturers or other suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our third-party manufacturers and other suppliers, it could result in lost sales and have a material adverse effect on our business. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints, that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end market demand. As of June 27, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the three and six months ended June 27, 2021, we saw an 89% increase in freight-in expense compared to the prior year periods, respectively, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to exist through 2021 and potentially beyond. While we have been successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance.

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

We have recorded a net loss of $23.3 million and $34.0 million for the three and six months ended June 27, 2021, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of June 27, 2021, our accumulated deficit was $266.8 million.

As of June 27, 2021, our cash and cash equivalents and short-term investments totaled $178.7 million. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of June 27, 2021, we have not borrowed against this credit facility. Refer to Note 8. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement. While based on our current plans, the business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

*We entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that will give Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will continue to be a successful collaboration.

Verisure has the exclusive right to market and distribute our products in Europe.  Our results of operations may be negatively impacted if Verisure is not successful in continuing to sell our products in Europe. Even though the Supply Agreement provides for minimum purchase commitments, if Verisure fails to pay on a timely basis, or at all, including because of effects from COVID-19, or otherwise does not perform under the Supply Agreement, our cash flow would be reduced. We are also exposed to increased credit risk if Verisure fails or becomes insolvent. We also cannot provide any assurance that we will successfully develop custom products as specified by Verisure under the Supply Agreement.

The Purchase Agreement and Supply Agreement with Verisure contain customary representations and warranties regarding, the Business and the Assets, indemnification provisions, termination rights, certain financial covenants and other customary provisions. Additionally, we have agreed not to engage in any business that competes with the Business for a period of three years. Our failure to comply with these provisions may have a material adverse effect on our future performance.

*We are dependent on information technology systems, infrastructure and data. System security risks, breaches of data protection, cyber-attacks, and erroneous or non-malicious actions or failures to act by our employees or others with authorized access to our networks could disrupt our products, services, internal operations, or information technology systems, and could lead to theft of our intellectual property, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers and we devote considerable internal and external resources to network security, data encryption, and other security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, breaches of security, disruption of data integrity, inadvertent errors that expose our data or systems, malicious intrusion, or random attacks. Likewise, data privacy or security incidents or intentional or non-malicious breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or users, or other business partners may be exposed to unauthorized persons or to the public, or that risk of loss or misuse of this information could occur, resulting in litigation and potential liability for us, damage our brand and reputation, or otherwise materially adversely affect our business, results of operations, and financial condition. Malicious actors may develop and deploy malware that is designed to manipulate our systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual disruption in our business, including a cyber-attack, hacking, fraud, social engineering, or other forms of deception. While we have established service-level and geographic redundancy for our critical systems, our ability to utilize these redundant systems must be tested regularly, failing over to such systems always carries risk and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, for example, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Changes in how our employees work and access our systems during the current COVID-19 pandemic also could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”) and Verisure and their respective affiliates. For the three and six months ended June 27, 2021, we derived 12.2% and 10.4% of our revenue from Amazon and its affiliates, 18.5% and 14.6% of our revenue from Best Buy and its affiliates, and 25.5% and 27.4% of our revenue from Verisure and its affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefited from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

*Because we store, process, and use data, some of which contain personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other related matters, which are subject to change.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including with respect to user privacy, rights of publicity, data protection, content, protection of minors, and consumer protection. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations are constantly evolving and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often unpredictable and uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contain personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Alleged violations of any of these laws and regulations could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could materially adversely affect our business, results of operations, and financial condition.

In the EU/EEA, the General Data Protection Regulation (2016/679) (“GDPR”) went into effect in 2018 and replaced Directive 95/46/EC (the EU Privacy Directive), becoming directly applicable in all European Union member states. The GDPR establishes new requirements applicable to the processing of personal data (i.e., data which identifies an individual or from which an individual is identifiable), affords new data protection rights to individuals (e.g., the right to erasure of personal data) and imposes penalties for serious data breaches. Individuals also have a right to compensation under GDPR for financial or non-financial losses. Additionally, Brexit took effect in January 2020, which will lead to further legislative and regulatory changes. While the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful in the long term under GDPR. With the expiry of the transition period on December 31, 2020, companies will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, which has the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

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

Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act ("CDPA") which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act ("CPA") which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Complying with the GDPR, CCPA, CPRA, CDPA, CPA, or other laws, regulations, amendments to or re-interpretations of existing laws and regulations, and contractual or other obligations relating to privacy, data protection, data transfers, data localization, or information security may require us to make changes to our services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies, and restrict our business operations. Any actual or perceived failure by us to comply with these laws, regulations, or other obligations may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation, or other liabilities.

Some observers have noted that the CCPA, CPRA, CDPA, and CPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. GDPR and CCPA will impose additional responsibility and liability in relation to our processing of personal data. GDPR, CCPA, and CPRA may require us to change our policies and procedures and, if we are not compliant, could materially adversely affect our business, results of operations, and financial condition.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three and six months ended June 27, 2021, we derived 12.2% and 10.4% of our revenue from Amazon and its affiliates.

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

International sales comprise a significant amount of our overall revenue. International sales were 32.5% and 25.2% of overall revenue for the three months ended June 27, 2021 and June 28, 2020, respectively, and 35.9% and 25.7% of overall revenue for the six months ended June 27, 2021 and June 28, 2020, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

We are exposed to the credit risk of some of our customers and sublease counterparties and to credit exposures in certain markets, which could result in material losses.

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

Any bankruptcies or illiquidity among our customer base or sublease counterparties could harm our business and have a material adverse effect on our financial condition and results of operations. To the degree that turmoil in the credit markets makes it more difficult for some customers or sublease counterparties to obtain financing, our customers’ or sublease counterparties' ability to pay could be adversely impacted, which in turn could materially adversely affect our business, results of operations, and financial condition.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of June 27, 2021, we have 82,916,535 shares of common stock outstanding.

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

Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Sublease, by and between Vocera Communications, Inc. and Arlo Technologies, Inc. dated as of May 25, 2021				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 5, 2021