Form 10-Q
period 2021-10-03
Arlo Technologies, Inc.
filed 2021-11-10
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,299,407 as of November 5, 2021.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	October 3, 2021	December 31, 2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$166,057	$186,127
Short-term investments (amortized cost of $— and $19,996)	—	19,997
Accounts receivable (net of allowance for credit losses of $326 and $519)	70,124	77,643
Inventories	39,769	64,705
Prepaid expenses and other current assets	12,147	8,076
Total current assets	288,097	356,548
Property and equipment, net	10,681	15,821
Operating lease right-of-use assets, net	15,619	23,998
Goodwill	11,038	11,038
Restricted cash	4,105	4,164
Other non-current assets	3,786	2,399
Total assets	$333,326	$413,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,660	$62,171
Deferred revenue	39,513	53,142
Accrued liabilities	93,444	121,766
Income tax payable	106	267
Total current liabilities	194,723	237,346
Non-current deferred revenue	2,173	16,563
Non-current operating lease liabilities	22,611	25,029
Non-current income taxes payable	114	104
Other non-current liabilities	1,481	1,159
Total liabilities	221,102	280,201
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 84,266,833 at October 3, 2021 and 79,336,242 at December 31, 2020	84	79
Additional paid-in capital	394,136	366,455
Accumulated other comprehensive income	11	3
Accumulated deficit	(282,007)	(232,770)
Total stockholders’ equity	112,224	133,767
Total liabilities and stockholders’ equity	$333,326	$413,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands, except per share data)
Revenue:
Products	$84,152	$91,271	$217,224	$191,597
Services	26,997	18,965	75,052	50,721
Total revenue	111,149	110,236	292,276	242,318
Cost of revenue:
Products	75,682	79,107	184,858	182,481
Services	11,124	9,720	31,099	28,986
Total cost of revenue	86,806	88,827	215,957	211,467
Gross profit	24,343	21,409	76,319	30,851

Operating expenses:
Research and development	14,377	15,436	45,419	44,871
Sales and marketing	12,779	12,720	36,445	35,471
General and administrative	12,119	11,137	36,905	39,758
Impairment charges	—	—	9,116	—
Separation expense	683	77	1,342	238
Gain on sale of business	—	—	—	(292)
Total operating expenses	39,958	39,370	129,227	120,046

Loss from operations	(15,615)	(17,961)	(52,908)	(89,195)
Interest income (expense), net	(1)	74	26	760
Other income (expense), net	599	543	4,170	2,837
Loss before income taxes	(15,017)	(17,344)	(48,712)	(85,598)
Provision for income taxes	181	115	525	443
Net loss	$(15,198)	$(17,459)	$(49,237)	$(86,041)

Net loss per share:
Basic	$(0.18)	$(0.22)	$(0.60)	$(1.11)
Diluted	$(0.18)	$(0.22)	$(0.60)	$(1.11)
Weighted average shares used to compute net loss per share:
Basic	83,809	78,662	82,191	77,705
Diluted	83,809	78,662	82,191	77,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Net loss	$(15,198)	$(17,459)	$(49,237)	$(86,041)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	12	(9)	10	16
Unrealized gain (loss) on available-for-sale securities	—	(14)	(1)	(23)
Total other comprehensive income (loss), before tax	12	(23)	9	(7)
Tax benefit (provision) related to derivative instruments	(1)	—	(1)	—
Total other comprehensive income (loss), net of tax	11	(23)	8	(7)
Comprehensive loss	$(15,187)	$(17,482)	$(49,229)	$(86,048)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of June 27, 2021	82,917	$83	$381,511	$—	$(266,809)	$114,785
Net loss	—	—	—	—	(15,198)	(15,198)
Stock-based compensation expense	—	—	6,688	—	—	6,688
Settlement of liability classified RSUs	—	—	8,525	—	—	8,525
Issuance of common stock under stock-based compensation plans	1,723	2	—	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	249	—	1,265			1,265
Restricted stock unit withholdings	(622)	(1)	(3,853)	—	—	(3,854)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	11	—	11
Balance as of October 3, 2021	84,267	$84	$394,136	$11	$(282,007)	$112,224

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of June 28, 2020	78,089	$78	$351,913	$14	$(200,101)	$151,904
Net loss	—	—	—	—	(17,459)	(17,459)
Stock-based compensation expense	—	—	6,083	—	—	6,083
Settlement of liability classified RSUs	—	—	1,589	—	—	1,589
Issuance of common stock under stock-based compensation plans	859	1	24	—	—	25
Issuance of common stock under Employee Stock Purchase Plan	378	—	1,171			1,171
Restricted stock unit withholdings	(299)	—	(1,483)	—	—	(1,483)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(14)	—	(14)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(9)	—	(9)
Balance as of September 27, 2020	79,027	$79	$359,297	$(9)	$(217,560)	$141,807

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2020	79,336	$79	$366,455	$3	$(232,770)	$133,767
Net loss	—	—	—	—	(49,237)	(49,237)
Stock-based compensation expense	—	—	18,134	—	—	18,134
Settlement of liability classified RSUs	—	—	15,087	—	—	15,087
Issuance of common stock under stock-based compensation plans	6,321	8	4,433	—	—	4,441
Issuance of common stock under Employee Stock Purchase Plan	602	—	2,962	—	—	2,962
Restricted stock unit withholdings	(1,992)	(3)	(12,935)	—	—	(12,938)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	9	—	9
Balance as of October 3, 2021	84,267	$84	$394,136	$11	$(282,007)	$112,224

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2019	75,786	$76	$334,821	$(2)	$(131,519)	$203,376
Net loss	—	—	—	—	(86,041)	(86,041)
Stock-based compensation expense	—	—	21,840	—	—	21,840
Settlement of liability classified RSUs	—	—	4,219	—	—	4,219
Issuance of common stock under stock-based compensation plans	3,384	3	24	—	—	27
Issuance of common stock under Employee Stock Purchase Plan	1,110	1	3,024	—	—	3,025
Restricted stock unit withholdings	(1,253)	(1)	(4,631)	—	—	(4,632)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(23)	—	(23)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	16	—	16
Balance as of September 27, 2020	79,027	$79	$359,297	$(9)	$(217,560)	$141,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 3, 2021	September 27, 2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(49,237)	$(86,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	27,548	26,338
Impairment charges	9,116	—
Depreciation and amortization	4,546	8,024
Allowance for credit losses and inventory reserves	(2,530)	1,322
Deferred income taxes	(284)	63
Loss on disposal of property and equipment	57	19
Premium amortization (discount accretion) on investments, net	(3)	60
Gain on sale of business	—	(292)
Changes in assets and liabilities:
Accounts receivable, net	7,712	70,985
Inventories	27,274	(1,838)
Prepaid expenses and other assets	(5,166)	8,369
Accounts payable	(27)	(37,554)
Deferred revenue	(28,019)	(27,569)
Accrued and other liabilities	(23,643)	(21,203)
Net cash used in operating activities	(32,656)	(59,317)
Cash flows from investing activities:
Purchases of property and equipment	(1,938)	(2,070)
Purchases of short-term investments	—	(45,085)
Proceeds from maturities of short-term investments	20,000	45,000
Net cash provided by (used in) investing activities	18,062	(2,155)
Cash flows from financing activities:
Proceeds related to employee benefit plans	7,403	3,051
Restricted stock unit withholdings	(12,938)	(4,632)
Net cash used in financing activities	(5,535)	(1,581)
Net decrease in cash and cash equivalents and restricted cash	(20,129)	(63,053)
Cash and cash equivalents and restricted cash, at beginning of period	190,291	240,819
Cash and cash equivalents and restricted cash, at end of period	$170,162	$177,766

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$423	$1,470

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

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended October 3, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes during the nine months ended October 3, 2021.

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

There were no accounting pronouncements adopted during the nine months ended October 3, 2021.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of October 3, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$49,410	$1,933	$382	$51,725

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the nine months ended October 3, 2021 and September 27, 2020, $64.2 million and $33.5 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $70.3 million and $46.9 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $19.9 million and $21.2 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

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

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$166,057	$186,127
Restricted cash	4,105	4,164
Total as presented on the unaudited condensed consolidated statements of cash flows	$170,162	$190,291

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$173,619	$236,680
Restricted cash	4,147	4,139
Total as presented on the unaudited condensed consolidated statements of cash flows	$177,766	$240,819

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Available-for-sale short-term investments

	As of October 3, 2021				As of December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$—	$—	$—	$—	$19,996	$1	$—	$19,997

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investment for the three and nine months ended October 3, 2021.

Accounts receivable, net

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Gross accounts receivable	$70,450	$78,162
Allowance for credit losses	(326)	(519)
Total accounts receivable, net	$70,124	$77,643

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Balance at the beginning of the period	$536	$810	$519	$609
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—	—	—
Provision for (release of) expected credit losses	(210)	(301)	(193)	(100)
Amounts recovered due to collection	—	—	—	—
Balance at the end of the period	$326	$509	$326	$509

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of October 3, 2021.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

The components of property and equipment are as follows:

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Machinery and equipment	$13,400	$14,397
Software	13,821	13,192
Computer equipment	4,092	4,083
Furniture and fixtures	2,376	4,048
Leasehold improvements	4,912	8,023
Total property and equipment, gross	38,601	43,743
Accumulated depreciation and amortization	(27,920)	(27,922)
Total property and equipment, net (1)	$10,681	$15,821
_________________________
(1)    $2.5 million property and equipment, net was included in the sublease arrangement for the San Jose office building as of October 3, 2021. No property and equipment, net was included in the sublease arrangement for the San Jose office building as of December 31, 2020 as the sublease agreement became effective in the third quarter of 2021.

Depreciation and amortization expense pertaining to property and equipment was $1.4 million and $4.5 million for the three and nine months ended October 3, 2021, respectively, and $2.2 million and $7.0 million for the three and nine months ended September 27, 2020, respectively.

Long-lived Assets and Right-of-use Assets Impairment

During the second quarter of 2021, the Company evaluated its real estate lease portfolio in light of the COVID-19 pandemic and the changing nature of office space use by its workforce. This evaluation included the decision to sublease its office space in San Jose, California. This change in the use of the San Jose office space led management to test the recoverability of the carrying amount of the asset group related to the sublease. On May 25, 2021, the carrying amount of the asset group exceeded the Company's anticipated undiscounted value of the sublease income over the sublease term. Accordingly, the Company reviewed certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture, fixtures and equipment under the sublease asset group for impairment in accordance with Accounting Standards Codification ("ASC") 360 "Property, Plant, and Equipment".

As a result of the evaluation, the Company recorded an impairment charge of $9.1 million, which included $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, in the second quarter of 2021. The assets found to be impaired were written down to their fair value calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rate that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement". Refer to Note 5, Fair Value Measurements for additional information about the fair value measured on a non-recurring basis and Note 9, Commitments and Contingencies, for further information about the sublease.

Goodwill

There was no change in the carrying amount of goodwill during the nine months ended October 3, 2021. The goodwill as of December 31, 2020 and October 3, 2021 was $11.0 million.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

The Company determined that no events occurred or circumstances changed during the three months ended October 3, 2021 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a significant decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$1,551	$1,269
Sublease initial direct cost	1,012	—
Deposits	122	122
Other	1,101	1,008
Total other non-current assets	$3,786	$2,399

Accrued liabilities

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Sales and marketing	$32,216	$38,577
Sales returns	19,259	37,689
Accrued employee compensation	9,101	15,089
Current operating lease liabilities	4,411	4,400
Freight	5,736	3,558
Warranty obligation	1,645	2,451
Other	21,076	20,002
Total accrued liabilities	$93,444	$121,766

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of October 3, 2021 and December 31, 2020:

	As of October 3, 2021			As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$21,933	$21,933	$—	$1,934	$1,934	$—
Available-for-sale securities: U.S. treasuries (1)	—	—	—	19,997	19,997	—
Foreign currency forward contracts (2)	90	—	90	24	—	24
Total assets measured at fair value	$22,023	$21,933	$90	$21,955	$21,931	$24
Liabilities:
Foreign currency forward contracts (3)	$8	$—	$8	$199	$—	$199
Total liabilities measured at fair value	$8	$—	$8	$199	$—	$199
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of October 3, 2021 and December 31, 2020, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of October 3, 2021 and December 31, 2020, the Company has no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. In the second quarter of 2021, in connection with the long-lived assets impairment analysis, certain lease related property and equipment assets and right-of-use asset were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
within Level 3 of the fair value hierarchy. The fair value of the asset group was calculated by utilizing projected cash flows from the sublease, discounted by a market derived discount rate of 8.0%. As of May 25, 2021, the date of measurement, the fair value of the right-of-use asset and other lease related property and equipment assets were $8.1 million and $2.8 million, respectively. The Company recorded an impairment charge of $9.1 million on the assets measured at fair value on a non-recurring basis, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, in the second quarter of 2021. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of October 3, 2021 and December 31, 2020 are summarized as follows:

Derivative Assets	Balance Sheet Location	October 3, 2021	December 31, 2020	Balance Sheet Location	October 3, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$80	$22	Accrued liabilities	$7	$199
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	10	2	Accrued liabilities	1	—
Total		$90	$24		$8	$199

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

The following tables set forth the offsetting of derivative assets as of October 3, 2021 and December 31, 2020:

As of October 3, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$90	$—	$90	$(8)	$—	$82

December 31, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$24	$—	$24	$(24)	$—	$—

The following table sets forth the offsetting of derivative liabilities as of October 3, 2021 and December 31, 2020:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of October 3, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$8	$—	$8	$(8)	$—	$—

December 31, 2020				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$199	$—	$199	$(24)	$—	$175

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company entered into two forward contracts related to its cash flow hedging program in the third quarter of 2021 with an average size of $1.8 million related to its cash flow hedging program. The effects of the Company's cash flow hedges on the unaudited condensed consolidated statements of operations for the three and nine months ended October 3, 2021 are summarized as follows:

	Three Months Ended October 3, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$111,149	$86,806	$14,377	$12,779	$12,119
Gains (losses) on cash flow hedge	$122	$(1)	$—	$(10)	$(1)

	Nine Months Ended October 3, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	292,276	215,957	45,419	36,445	36,905
Gains (losses) on cash flow hedge	$122	$(1)	$—	$(8)	$(1)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2020 are summarized as follows:

	Three Months Ended September 27, 2020
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$110,236	$88,827	$15,436	$12,720	$11,137
Gains (losses) on cash flow hedge	(37)	—	5	2	—

	Nine Months Ended September 27, 2020
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$242,318	$211,467	$44,871	$35,471	$39,758
Gains (losses) on cash flow hedge	(14)	—	5	3	—

The Company expects to reclassify to earnings all of the amounts recorded in AOCI (as defined below) associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 7, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the nine months ended October 3, 2021 and September 27, 2020.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about six non-designated derivatives per quarter with an average size of $2.6 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the unaudited condensed consolidated statements of operations for the three and nine months ended October 3, 2021 and September 27, 2020 were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Nine Months Ended
		October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$46	$(108)	$(38)	$553

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and nine months ended October 3, 2021 and September 27, 2020.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of June 27, 2021	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	—	122	(1)	121
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	110	—	110
Net current period other comprehensive income (loss)	—	12	(1)	11
Balance as of October 3, 2021	$—	$12	$(1)	$11

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$1	$2	$—	$3
Other comprehensive income (loss) before reclassifications	(1)	122	(1)	120
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	112	—	112
Net current period other comprehensive income (loss)	(1)	10	(1)	8
Balance as of October 3, 2021	$—	$12	$(1)	$11

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of June 28, 2020	$14	$—	$—	$14
Other comprehensive income (loss) before reclassifications	(14)	(39)	—	(53)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(30)	—	(30)
Net current period other comprehensive income (loss)	(14)	(9)	—	(23)
Balance as of September 27, 2020	$—	$(9)	$—	$(9)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$23	$(25)	$—	$(2)
Other comprehensive income (loss) before reclassifications	(23)	10	—	(13)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Net current period other comprehensive income (loss)	(23)	16	—	(7)
Balance as of September 27, 2020	$—	$(9)	$—	$(9)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended
	October 3, 2021		September 27, 2020
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$122	$122	$(39)	$(37)	Revenue
Foreign currency contracts	—	(1)	—	—	Cost of revenue
Foreign currency contracts	—	—	—	5	Research and development
Foreign currency contracts	—	(10)	—	2	Sales and marketing
Foreign currency contracts	—	(1)	—	—	General and administrative
	$122	$110	$(39)	$(30)	Total *

	Nine Months Ended
	October 3, 2021		September 27, 2020
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$122	$122	$10	$(14)	Revenue
Foreign currency contracts	—	(1)	—	—	Cost of revenue
Foreign currency contracts	—	—	—	5	Research and development
Foreign currency contracts	—	(8)	—	3	Sales and marketing
Foreign currency contracts	—	(1)	—	—	General and administrative
	$122	$112	$10	$(6)	Total *
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

The Credit Agreement contains customary events of default and other restrictions, including a financial covenant that requires the Company to maintain $20.0 million of domestic cash and certain restrictions on the Company’s ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on the Company’s capital stock, redeem, retire or purchase shares of the Company’s capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions. If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within forty-five days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable. As of October 3, 2021, the Company is in compliance with all the covenants of the Credit Agreement.

No amounts had been drawn under the Credit Facility as of October 3, 2021. The Credit Agreement was terminated on October 27, 2021. On the same day, the Company entered into a Loan and Security Agreement with Bank of America, N.A. for a $40 million three-year revolving credit facility. Refer to Note 14. Subsequent Event for further information about the terms and structure of the credit facility.

Note 9.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for fixed lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Lease expense was $1.7 million and $1.7 million for the three months ended October 3, 2021 and September 27, 2020, respectively, and $5.3 million and $5.3 million for the nine months ended October 3, 2021 and September 27, 2020, respectively. The lease expense was recorded within Cost of revenue, Research and development, Sales and marketing, and General and administrative expense in the Company's unaudited condensed consolidated statements of operations. Short-term leases and variable lease costs were included in the lease expense and they were immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Supplemental cash flow information related to operating leases for the nine months ended October 3, 2021 and September 27, 2020 was as follows:

	October 3, 2021	September 27, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,939	$4,452
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,429	$461

Weighted average remaining lease term and weighted average discount rate related to operating leases as of October 3, 2021 were as follows:

Weighted average remaining lease term	6.5 years
Weighted average discount rate	6.3%

The Company's future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from its subtenants for each of the next five years and thereafter as of October 3, 2021 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2021 (Remaining three months)	$1,088	$—	$1,088
2022	6,270	(1,673)	4,597
2023	5,491	(1,891)	3,600
2024	4,881	(1,947)	2,934
2025	3,179	(2,006)	1,173
Thereafter	11,489	(8,008)	3,481
Total future lease payments	32,398	$(15,525)	$16,873
Less: interest (1)	(5,376)
Present value of future minimum lease payments	$27,022

Accrued liabilities	$4,411
Non-current operating lease liabilities	22,611
Total lease liabilities	$27,022
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced after November 5, 2019 were calculated using the Company's borrowing rate defined in the Credit Agreement with Western Alliance Bank.

During the second quarter of 2021, the Company reviewed certain of its right-of-use assets and other lease related assets in conjunction with the evaluation of its real estate lease portfolio and recorded an impairment charge of $9.1 million, which included $6.8 million associated with the right-of-use asset and $2.3 million associated with other lease related property and equipment assets, in the second quarter of 2021. Subsequent to the impairment, lease expense for the lease payments related to the impaired right-of-use asset is no longer recognized on a straight-line basis. The associated lease liability is amortized using the same effective interest method as before the impairment charge. The impaired right-of-use asset, however, is subsequently amortized on a straight-line basis. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On June 29, 2021, the sublease agreement dated May 25, 2021 (the "Sublease"), by and between the Company and Vocera Communications, Inc. (“Subtenant”) became effective whereby the Company agreed to sublease to Subtenant all of the approximately 78,000 rentable square feet of office space located at 3030 Orchard Parkway in San Jose, California. The Company’s decision to enter into the Sublease is a continuance of its evaluation of its real estate lease portfolio in light of the COVID-19 pandemic and its impact on the changing nature of office space use by its workforce. The initial term of the Sublease will commence on February 1, 2022, and will expire on June 30, 2029, unless earlier terminated in accordance with the Sublease. The Subtenant will pay to the Company an escalating base rent over the life of the Sublease of approximately $167,000 to $206,000 per month. In addition, the Subtenant will pay its pro rata portion of property expenses and operating expenses for the Subleased Premises. The Company classifies the Sublease as an operating lease. The accounting of the Sublease commenced on October 1, 2021. Sublease income is recognized over the term of the sublease on a straight-line basis and is recorded as a reduction of rental expense.

Letters of Credit

In connection with the lease agreement for the office space located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of October 3, 2021, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of October 3, 2021, the Company had approximately $40.3 million in non-cancelable purchase commitments with suppliers. As a result of the COVID-19 pandemic, the Company has experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has worked with its suppliers to place longer lead-time purchase orders to ensure availability of components and materials from its supply chain. Under this circumstance, the Company may be obligated to purchase long lead-time component inventory procured in accordance with its forecasts. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet its purchase order, even if it is subsequently cancelled. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of October 3, 2021, the loss liability from committed purchases was $0.7 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Balance at the beginning of the period	$1,805	$3,023	$2,451	$3,169
Provision for (release of) warranty obligation made during the period	(53)	—	(438)	—
Settlements made during the period	(107)	(455)	(368)	(601)
Balance at the end of the period	$1,645	$2,568	$1,645	$2,568

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

In the State Action, on May 5, 2021, the court held a status conference. At that conference, the state court instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their second amended complaint on June 4, 2021, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019 and fell outside the Settlement Class (as defined in the federal settlement). On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On July 6, 2021, defendants filed multiple demurrers to the second amended complaint. Plaintiffs oppositions are due on August 12, 2021, and defendants’ replies are due on August 27, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion. On September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety.

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. On August 23, 2021, plaintiff filed a second amended complaint. Defendants’ motion to dismiss the second amended complaint is due on December 17, 2021. Plaintiff’s opposition is due January 31, 2022, and defendants’ reply is due on March 2, 2022.

Skybell Technologies, Inc. v. Arlo Technologies, Inc.

On December 18, 2020, Skybell Technologies, Inc., SB IP Holdings, LLC, and Eyetalk365, LLC (collectively, “Complainants” or “Skybell”) filed a Section 337 complaint against the Company, Vivint Smart Home, Inc. (“Vivint”), and SimpliSafe, Inc. (“SimpliSafe”) (collectively “Respondents”) at the U.S. International Trade Commission (“ITC”). The action alleges that the Company’s cameras and video doorbell cameras infringe seven patents: 10,097,796 (“the ’796 patent”), 10,200,660 (“the ’660 patent”), 10,523,906 (“the ’906 patent”), 10,097,797 (“the ’797 patent”), 9,485,478 (“the ’478 patent”), 10,674,120 (“the ’120 patent”), and 9,432,638 (“the ’638 patent”) (collectively, “the Asserted Patents”) in violation of Section 337 of the Tariff Act of 1930. The Asserted Patents are all from the same family and generally

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
directed to detecting a person at a camera and communicating video and audio from the camera to a cell phone along with various other features. The case was instituted on January 25, 2021 as Investigation No. 337-TA-1242.

On September 15, 2021, the Administrative Law Judge (“ALJ”) hearing the case at the ITC issued an Initial Determination (“ID”) ruling that all the Asserted Patents are invalid. The ALJ agreed with Respondents’ contention that there was an impermissible break in priority chains of the applications of the Asserted Patents during their prosecution – meaning that certain of Skybell’s prior issued patents fully anticipated or invalidated all the Asserted Patents. Therefore, the ALJ ruled that there can be no patent infringement or violation of Section 337 of the Tariff Act of 1930 by the Respondents.

Skybell appealed the ID by submitting its Petition for Review to the ITC on September 27, 2021, and the Respondents submitted their Response to the Petition to Review on October 4, 2021. The ITC will decide to grant review of the ID in whole, in part, or not at all, and if any review of the ID is granted then a briefing and oral argument schedule will be designated by the ITC. As of October 3, 2021, the Company is unable to predict the outcome of this matter, and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of October 3, 2021 and December 31, 2020.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of October 3, 2021 and December 31, 2020. In connection with the separation of Arlo from NETGEAR (the "Separation"), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

In addition, pursuant to the master separation agreement and certain other agreements entered into with NETGEAR in connection with the Separation and the IPO, NETGEAR has agreed to indemnify the Company for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of its business with the Company and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between the Company and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, and its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. Also, under the tax matters agreement entered into between the Company and NETGEAR, each party is liable for, and indemnifies the other party

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
and its subsidiaries from and against any liability for, taxes that are allocated to the indemnifying party under the tax matters agreement. In addition, the Company has agreed in the tax matters agreement that each party will generally be responsible for any taxes and related amounts imposed on it or NETGEAR as a result of the failure of the special stock dividend (the “Distribution”) by NETGEAR to NETGEAR stockholders of the 62,500,000 shares of Arlo common stock owned by NETGEAR that was made on December 31, 2018, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Internal Revenue Code (the "Code"), to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, the Company has agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify the Company but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of October 3, 2021.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

On July 28, 2021, the Compensation Committee of the Board of Directors (the “Committee”) of the unanimously approved an amendment to the 2018 Plan to, among other things, reserve an additional 1,500,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 303A.08 of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Rule 303A.08”). The 2018 Plan was amended by the Committee without stockholder approval pursuant to Rule 303A.08.

The following table sets forth the available shares for grant under the 2018 Plan as of October 3, 2021 and December 31, 2020:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2020	3,113
Additional authorized shares	4,673
Granted (1)	(7,097)
Forfeited / cancelled	731
Shares traded for taxes	1,993
Shares available for grant as of October 3, 2021	3,413
_________________________
(1)     Includes 0.8 million shares consisting of time-based RSUs (50% of the grant), performance RSUs ("PSUs") (25% of the grant) and market-based performance RSUs ("MPSUs") (25% of the grant) granted to the Company's named executive officers ("NEOs") in the first quarter of 2021.
Also includes 0.8 million shares granted to the Company's CEO in the third quarter of 2021, with the award designed to reward both continued service and the creation of shareholder value.

Additionally, the Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of October 3, 2021, 1,315,080 shares were available for issuance under the ESPP.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Option Activity

Arlo’s stock option activity during the nine months ended October 3, 2021 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	3,434	$9.72
Granted	—	$—
Exercised	(655)	$6.77
Forfeited / cancelled	(29)	$7.13
Outstanding as of October 3, 2021	2,750	$10.45
Vested and expected to vest as of October 3, 2021	2,750	$10.45
Exercisable Options as of October 3, 2021	2,593	$10.17

NETGEAR’s stock option activity for Arlo employees during the nine months ended October 3, 2021 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	16	$22.49
Exercised	(4)	$27.15
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of October 3, 2021	12	$20.76
Vested and expected to vest as of October 3, 2021	12	$20.76
Exercisable Options as of October 3, 2021	12	$20.76

RSU Activity

Arlo’s RSU activity during the nine months ended October 3, 2021 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	10,563	$4.33
Granted (1)	7,097	$7.21
Vested	(5,665)	$5.50
Forfeited	(702)	$5.12
Outstanding as of October 3, 2021	11,293	$5.50

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(1)    Includes 0.8 million shares consisting of RSUs (50% of the grant), PSUs (25% of the grant) and MPSUs (25% of the grant) granted to the NEOs in the first quarter of 2021. The RSUs will vest in four equal annual installments during the period that begins on the RSU grant date. The PSUs will vest in four equal annual installments during the period that begins on the PSU grant date based on the extent to which a cash balance milestone as of December 31, 2021 is achieved. The maximum number of shares that NEOs can earn is 120% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 75% of the target number of the PSUs. As of October 3, 2021, 100% of the outstanding PSUs are expected to vest. The MPSUs will vest at the end of the four-year period that begins on the MPSU grant date based on performance of the Company's common stock relative to the Benchmark during the four-year period from the grant date. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark.  In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche. As of October 3, 2021, 26.84% of the outstanding MPSUs are expected to vest.
Includes 0.7 million immediately vested shares granted to non-executive employees for semi-annual bonus and executives for annual bonus in RSU form.
Also includes 0.8 million shares granted to the Company's CEO in the third quarter of 2021, with vesting subject to satisfaction of both a service condition and a market condition. The service condition will be satisfied over four years in substantially equal quarterly installments. The market condition will be satisfied in five equal tranches based on the Company's achievement of certain average daily closing prices per share of the Company's common stock, as reported on the NYSE, for any 30 consecutive trading days on or prior to July 28, 2025 (the "Performance Period End Date"), with the first tranche achieved at $7.57 per share, with the second tranche achieved at $8.69 per share, with the third tranche achieved at $9.97 per share, with the fourth tranche achieved at $11.44 per share and with the fifth tranche achieved at $13.20 per share. To the extent that the market condition is not satisfied prior to the Performance Period End Date, the award expires or cancels.

NETGEAR’s RSU activity for Arlo employees during the nine months ended October 3, 2021 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	127	$37.81
Vested	(70)	$36.95
Forfeited	(4)	$38.60
Outstanding as of October 3, 2021	53	$38.89

The Company determined the fair value of the shares offered under the ESPP using the Black-Scholes option pricing model as of the grant date. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under Arlo’s ESPP for the three and nine months ended October 3, 2021 and September 27, 2020.

	Three Months Ended		Nine Months Ended
	ESPP		ESPP
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Expected life (in years)	NA	0.5	0.5	0.5
Risk-free interest rate	NA	0.86%	0.06%	1.47%
Expected volatility	NA	99.6%	87.0%	85.7%
Dividend yield	NA	—	—	—

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value of the MPSUs granted in the third quarter of 2021 (the 0.8 million shares granted to the Company's CEO), in the first quarter of 2021 and in the second quarter of 2020 were $5.21, $11.77 and $4.11 per share, respectively. The weighted average assumptions used in this model to estimate fair value at the grant date are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Expected life	4.0	N/A	4.0	3.0
Risk-free interest rate	0.55%	N/A	0.38%	0.24%
Expected volatility	67.9%	N/A	69.5%	69.3%
Dividend yield	—	N/A	—	—
Stock Beta	NA	N/A	0.45	0.48

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

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Cost of revenue	$787	$942	$2,950	$2,007
Research and development	2,086	2,870	8,474	6,259
Sales and marketing	1,119	1,160	3,948	2,895
General and administrative	3,607	4,029	12,176	15,177
Total stock-based compensation	$7,599	$9,001	$27,548	$26,338

The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award.

As of October 3, 2021, $0.8 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 0.8 years. $46.8 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.2 years.

As of October 3, 2021, there was no unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees. $0.8 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 0.4 years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Income Taxes

The provision for income taxes for the three and nine months ended October 3, 2021 was $0.2 million, or an effective tax rate of (1.2)%, and $0.5 million, or an effective tax rate of (1.1)%, respectively. The provision for income taxes for the three and nine months ended September 27, 2020 was $0.1 million, or an effective tax rate of (0.7)%, and $0.4 million, or an effective tax rate of (0.5)%, respectively. During the three and nine months ended October 3, 2021, the Company sustained lower U.S. book losses than the same periods in the prior year. Consistent with the prior year, the Company maintained a valuation allowance against its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three and nine months ended October 3, 2021, compared to the prior year periods, was primarily due to higher foreign earnings in fiscal 2021.

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

Net loss per share for the three and nine months ended October 3, 2021 and September 27, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands, except per share data)
Numerator:
Net loss	$(15,198)	$(17,459)	$(49,237)	$(86,041)
Denominator:
Weighted average common shares - basic	83,809	78,662	82,191	77,705
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	83,809	78,662	82,191	77,705

Basic net loss per share	$(0.18)	$(0.22)	$(0.60)	$(1.11)
Diluted net loss per share	$(0.18)	$(0.22)	$(0.60)	$(1.11)

Anti-dilutive employee stock-based awards, excluded	5,980	5,958	4,826	7,526

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
United States (“U.S.”)	$72,269	$74,016	$188,306	$172,176
Americas (excluding U.S.)	2,242	1,845	2,522	4,854
EMEA	30,931	28,010	80,623	46,531
APAC	5,707	6,365	20,825	18,757
Total revenue	$111,149	$110,236	$292,276	$242,318

The Company’s Property and equipment, net are located in the following geographic locations:

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
United States (“U.S.”)	$8,162	$12,644
Americas (excluding U.S.)	490	629
EMEA	287	234
China	1,462	1,821
APAC (excluding China)	280	493
Total property and equipment, net	$10,681	$15,821

Note 14. Subsequent Event

On October 27, 2021, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows the Company to from time to time request that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

The obligations of the Company under the Credit Agreement are secured by substantially all of the Company’s domestic working capital assets, including accounts receivable, cash and cash equivalents, inventory, and other assets of the Company to the extent related to such working capital assets.

At the Company’s option, borrowings under the Credit Agreement will bear interest at a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate plus the applicable rate of 2.0% to 2.5% determined based on the Company’s average daily availability for the prior fiscal quarter, or (ii) the base rate plus the applicable rate of 1.0% to 1.5% based on the Company’s average daily availability for the prior fiscal quarter. Among other fees, the Company is required to pay a monthly unused fee of 0.2% per annum on the amount by which the Lender’s aggregate commitment under the Credit Facility exceeds the average daily revolver usage during such month.

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require the Company to (a) until the Company achieves a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time a Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect.

If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company files a bankruptcy petition, a bankruptcy petition is filed against the Company and is not dismissed or stayed within thirty days, or the Company makes a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable.

No amounts had been drawn under the Credit Facility as of November 10, 2021.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 21.6 million smart connected devices, and as of October 3, 2021, our smart platform had approximately 5.8 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions—the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. International revenue was 35.0% and 32.9% of our revenue for the three months ended October 3, 2021 and September 27, 2020, respectively, and 35.6% and 28.9% of our revenue for the nine months ended October 3, 2021 and September 27, 2020, respectively.

For the three months ended October 3, 2021 and September 27, 2020, we generated revenue of $111.1 million and $110.2 million, respectively, representing a year-over-year increase of 0.8%. For the nine months ended October 3, 2021 and September 27, 2020, we generated revenue of $292.3 million and $242.3 million, respectively, representing a year-over-year increase of 20.6%. Loss from operations were $15.6 million and $18.0 million for the three months ended October 3, 2021 and September 27, 2020, respectively. Loss from operations were $52.9 million and $89.2 million for the nine months ended October 3, 2021 and September 27, 2020, respectively.

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

	As of
	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Cumulative registered accounts	5,822	22.0%	4,774
Cumulative paid accounts	877	146.3%	356
Annual recurring revenue	$80,400	102.9%	$39,634

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

Annual Recurring Revenue ("ARR"). Effective as of the quarter ended October 3, 2021, we have adopted ARR as one of the key indicators of our business performance. We believe ARR enables measurement of our business initiatives, and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually and is calculated by taking our recurring paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. Recurring paid service revenue represents the revenue we recognize from our paid accounts and excludes prepaid service revenue and NRE service revenue from strategic partners. The ARR for the comparative period presented was derived following the same methodology. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

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

We continue to closely monitor developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. The extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, including the duration of the pandemic, the broader implications of the macro-economic recovery and the impact on overall customer demand, all of which are uncertain and cannot be predicted. Our priorities and actions during the COVID-19 pandemic continue to be focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing continuous updates to our health and safety policies and processes and progress made through vaccinations. We continue to instruct all but a limited number of our global workforce to work remotely as a precautionary measure intended to minimize the risk of the virus to them and the communities in which we operate, while we continue to focus on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges presented by the COVID-19 pandemic. We also continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, component cost increases, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints, that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end market demand. As of October 3, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the three and nine months ended October 3, 2021, we saw a 244% and 134% increase in freight-in expense compared to the prior year periods, respectively, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to persist through 2021 and to continue into 2022. While we have been broadly successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance.

In addition, as a result of the COVID-19 pandemic, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of our hedging instruments, among others. During the second quarter of 2021, we evaluated our existing real estate lease portfolio in light the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce. This evaluation included the decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, in the second quarter of 2021. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	October 3, 2021		September 27, 2020		October 3, 2021		September 27, 2020
	(In thousands, except percentage data)
Revenue:
Products	$84,152	75.7%	$91,271	82.8%	$217,224	74.3%	$191,597	79.1%
Services	26,997	24.3%	18,965	17.2%	75,052	25.7%	50,721	20.9%
Total revenue	111,149	100.0%	110,236	100.0%	292,276	100.0%	242,318	100.0%
Cost of revenue:
Products	75,682	68.1%	79,107	71.9%	184,858	63.2%	182,481	75.3%
Services	11,124	14.7%	9,720	8.8%	31,099	10.6%	28,986	12.0%
Total cost of revenue	86,806	78.0%	88,827	80.6%	215,957	73.9%	211,467	87.3%
Gross profit	24,343	21.9%	21,409	19.4%	76,319	26.1%	30,851	12.7%
Operating expenses:
Research and development	14,377	12.9%	15,436	14.0%	45,419	15.5%	44,871	18.5%
Sales and marketing	12,779	11.5%	12,720	11.5%	36,445	12.5%	35,471	14.6%
General and administrative	12,119	10.9%	11,137	10.1%	36,905	12.6%	39,758	16.4%
Impairment charges	—	0.0%	—	—%	9,116	3.1%	—	—%
Separation expense	683	0.6%	77	0.1%	1,342	0.5%	238	0.1%
Gain on sale of business	—	—%	—	—%	—	—%	(292)	—%
Total operating expenses	39,958	35.9%	39,370	35.7%	129,227	44.2%	120,046	49.5%
Loss from operations	(15,615)	(14.0)%	(17,961)	(16.3)%	(52,908)	(18.1)%	(89,195)	(36.8)%
Interest income (expense), net	(1)	—%	74	0.1%	26	—%	760	0.3%
Other income (expense), net	599	0.5%	543	0.5%	4,170	1.4%	2,837	1.3%
Loss before income taxes	(15,017)	(13.5)%	(17,344)	(15.7)%	(48,712)	(16.7)%	(85,598)	(35.3)%
Provision for income taxes	181	0.2%	115	0.1%	525	0.2%	443	0.2%
Net loss	$(15,198)	(13.7)%	$(17,459)	(15.8)%	$(49,237)	(16.8)%	$(86,041)	(35.5)%

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue and NRE service revenue from Verisure. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our first generation camera products come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support. Our second generation camera, doorbell and floodlight products under our new business model come with a prepaid service that includes a one-year free trial period of Arlo Secure bundled with our Arlo Ultra products launched in early 2019, and a three-month free trial period of Arlo Secure bundled with our products launched after September 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our services also include certain development services provided to Verisure and other customers under NRE arrangements. In the third quarter of 2021, we introduced Arlo Secure, our new service plan with coverage for unlimited cameras and an enhanced Emergency Response solution. Arlo Secure replaced Arlo Smart, our previous service plan. Existing Arlo Smart customers are entitled to either retain their existing plans or upgrade to the new Arlo Secure plan of their choosing.

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

Under the Supply Agreement that we entered into with Verisure in 2019 (the "Supply Agreement"), Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of October 3, 2021, $114.9 million of the purchase commitment has been fulfilled. The Supply Agreement also provides for certain NRE services to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $13.5 million, payable in installments upon meeting certain development milestones. As of October 3, 2021, Verisure has paid $11.8 million for these NRE services. For the three and nine months ended October 3, 2021, the Company recognized service revenue of $1.3 million and $4.8 million, respectively, for these NRE services. For the three and nine months ended September 27, 2020, the Company recognized service revenue of $2.3 million and $5.5 million, respectively, for these NRE services.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Americas	$74,511	(1.8)%	$75,861	$190,828	7.8%	$177,030
Percentage of revenue	67.0%		68.8%	65.3%		73.1%
EMEA	30,931	10.4%	28,010	80,623	73.3%	46,531
Percentage of revenue	27.8%		25.4%	27.6%		19.2%
APAC	5,707	(10.3)%	6,365	20,825	11.0%	18,757
Percentage of revenue	5.1%		5.8%	7.1%		7.7%
Total revenue	$111,149	0.8%	$110,236	$292,276	20.6%	$242,318

Revenue for the three and nine months ended October 3, 2021 increased 0.8% and 20.6%, compared to the prior year periods, respectively, primarily due to higher service revenue. Product revenue decreased by $7.1 million, or 7.8% for the three months ended October 3, 2021 compared to the prior year period, primarily driven by a decrease in product shipments in Americas and APAC, partially offset by less provisions for sales returns, price protection and marketing expenditures that are deemed to be a reduction of revenue. Product revenue increased by $25.6 million, or 13.4% for the nine months ended October 3, 2021 compared to the prior year period, primarily driven by an increase in product shipments in EMEA and less provisions for sales returns, price protection and marketing expenditures that are deemed to be a reduction of revenue, partially offset by decreased product shipments in Americas and APAC. Service revenue increased by $8.0 million, or 42.4% and $24.3 million, or 48.0% for the three and nine months ended October 3, 2021 compared to the prior year periods, respectively, primarily due to an increase in paid accounts.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory, royalties to third parties; and amortization expense of certain acquired intangibles. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, as well as NRE service costs incurred under the Verisure and other NRE arrangements.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: product mix, sales channel mix, registered accounts' acceptance of paid subscription service offerings, fluctuation in foreign exchange rates and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty product conversion costs, charges for excess or obsolete inventory, and amortization of acquired intangibles. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and service costs and gross margin.

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Cost of revenue:
Products	$75,682	(4.3)%	$79,107	$184,858	1.3%	$182,481
Services	11,124	14.4%	9,720	31,099	7.3%	28,986
Total cost of revenue	$86,806	(2.3)%	$88,827	$215,957	2.1%	$211,467

Cost of product revenue decreased for the three months ended October 3, 2021 compared to the prior year period, primarily due to the decrease in product revenue and excess and obsolete inventory provision, partially offset by an increase in freight-in cost as a result of COVID-19 related supply chain disruption. The decrease in excess and obsolete inventory provision is due to more effective inventory management. Cost of product revenue increased for the nine months ended October 3, 2021 compared to the prior year period, primarily due to the increase in product revenue and freight-in cost as a result of COVID-19 related supply chain disruption, partially offset by a decrease in warranty cost and excess and obsolete inventory provision. The decrease in warranty cost is a result of a lower scrap rate driven by increased refurbished product sales, lower returns and fewer product transitions. The decrease in excess and obsolete inventory provisions is due to fewer product transitions and more effective inventory management. Cost of service revenue increased for the three and nine months ended October 3, 2021 compared to the prior year periods, in line with the respective service revenue growth.

Gross Margin

The following table presents gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Gross profit:
Products	$8,470	(30.4)%	$12,164	$32,366	255.0%	$9,116
Services	15,873	71.7%	9,245	43,953	102.2%	21,735
Total gross profit	$24,343	13.7%	$21,409	$76,319	147.4%	$30,851
Gross profit percentage:
Products	10.1%		13.3%	14.9%		4.8%
Services	58.8%		48.8%	58.6%		42.9%
Total gross profit percentage	21.9%		19.4%	26.1%		12.7%

Gross margin increased for the three months ended October 3, 2021, compared to the prior year period, primarily driven by the increased service margin, offset by a decrease in product margin. The service margin increase is primarily due to growth in paid service revenue and cost optimizations implemented. The product margin decrease is primarily driven by higher freight-in costs as a result of COVID-19 related supply chain disruption, and other overhead costs. Gross margin increased for the nine months ended October 3, 2021 compared to the prior year periods, due to a combination of both product and service margin increases. The product margin increase is primarily due to decreased provisions for price protection, sales returns and marketing expenditures that are deemed to be reductions of revenue, decreased warranty costs and a lower excess and obsolete inventory provision. The service margin increase is primarily due to an increase in paid service revenue coupled with various cost optimizations implemented.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Research and development expense	$14,377	(6.9)%	$15,436	$45,419	1.2%	$44,871

Research and development expense decreased for the three months ended October 3, 2021, compared to the prior year period, primarily due to a decrease of $0.9 million in personnel-related expenses. Research and development expense increased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to an increase of $2.2 million in personnel-related expenses and an increase of $0.3 million in outside professional services, partially offset by a decrease of $2.1 million in corporate IT and facility overhead. Also, certain research and development expenses amounting to $0.7 million and $2.8 million, respectively, for the three and nine months ended October 3, 2021, and $1.2 million and $3.1 million, respectively, for the three and nine months ended September 27, 2020 were attributed to the Verisure NRE arrangement, and are classified as cost of service revenue.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Sales and marketing expense	$12,779	0.5%	$12,720	$36,445	2.7%	$35,471

Sales and marketing expense marginally increased for the three months ended October 3, 2021, compared to the prior year period, primarily due to an increase of $0.6 million in personnel-related expenses and an increase of $0.5 million in credit card processing fees, partially offset by a decrease of $1.1 million in outside professional services. Sales and marketing expense increased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to an increase of $1.7 million in personnel-related expenses and an increase of $1.1 million in credit card processing fees, partially offset by a decrease of $1.1 million in outside professional services and a decrease of $0.9 million in marketing expenditures.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, corporate IT and facilities overhead, strategic initiative expense and other general corporate expense. We expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
General and administrative expense	$12,119	8.8%	$11,137	$36,905	(7.2)%	$39,758

General and administrative expense increased for the three months ended October 3, 2021, compared to the prior year period, primarily due to an increase of $1.0 million in legal and professional services. General and administrative expense decreased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to a decrease of $2.1 million in personnel-related expenditures partially brought about by the one-time charge for stock-based compensation expense recognized in the first quarter of 2020 upon the voluntary forfeiture of our CEO's stock options in January 2020, $0.8 million of Verisure transaction costs recognized in the first half of 2020, and a decrease of $0.5 million in corporate IT and facility overhead, partially offset by an increase of $0.8 million in legal and professional services.

Impairment Charges

The following table presents impairment charges for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Impairment charges	$—	**	$—	$9,116	**	$—

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

The following table presents separation expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Separation expense	$683	787.0%	$77	$1,342	463.9%	$238

Gain on sale of business

The following table presents gain on sale of business for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Gain on sale of business	$—	**	$—	$(292)	**	$—
**Percentage change not meaningful

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $292 thousand as a result of the final working capital adjustment.

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Interest income (expense), net	(1)	**	74	26	**	760
Other income (expense), net	599	**	543	4,170	**	2,837
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to decrease as we deploy our short-term investments and cash and cash equivalents to fund our operations, while interest rates have also declined.

Interest income decreased for the three and nine months ended October 3, 2021, compared to the prior year periods, primarily due to the decrease in our short-term investments and cash and cash equivalents as we funded our operations and a decline in interest rates.

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included reimbursements for the Verisure Transition Service Agreement ("TSA") in Other income.

Other income (expense), net stayed relatively flat for the three months ended October 3, 2021 compared to the prior year period. Other income (expense), net, increased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for qualified wages amounting to $1.8 million, which was recognized as Other income in the second quarter of 2021, partially offset by decreases in Verisure TSA related income. The CARES Act was signed into law on March 27, 2020 in response to the COVID-19 pandemic. The ERC, as one of the provisions that provide economic relief for individuals and businesses under the CARES Act, is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Provision for income taxes	$181	57.4%	$115	$525	18.5%	$443
Effective tax rate	(1.2)%		(0.7)%	(1.1)%		(0.5)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three and nine months ended October 3, 2021, compared to the prior year periods, was primarily due to higher foreign earnings in fiscal 2021. Losses incurred predominantly in the U.S. continue to be subject to a full valuation allowance.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of October 3, 2021, our accumulated deficit was $282.0 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of October 3, 2021, we had cash, cash equivalents and short-term investments totaling $166.1 million. 9.1% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of October 3, 2021, we have not borrowed against this credit facility. Refer to Note 8. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement. On October 27, 2021, the Company terminated the credit facility that was reaching maturity with Western Alliance Bank. On the same day, the Company entered into a Loan and Security Agreement with Bank of America, N.A. for a $40 million three-year revolving credit facility. Refer to Note 14. Subsequent Event for further information about the terms and structure of the credit facility.

Based on our current plans, business financing agreement with Bank of America, N.A, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future, including sooner than may be anticipated, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or for other purposes, such as acquisitions.

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

Cash Flow

The following table presents our cash flows for the periods presented:

	Nine Months Ended
	October 3, 2021	September 27, 2020
	(In thousands)
Net cash used in operating activities	$(32,656)	$(59,317)
Net cash provided by (used in) investing activities	18,062	(2,155)
Net cash used in financing activities	(5,535)	(1,581)
Net cash decrease	$(20,129)	$(63,053)

Operating activities

Net cash used in operating activities decreased by $26.7 million for the nine months ended October 3, 2021 compared to the prior year period. This decrease comprised a $39.7 million reduction in adjusted net loss reconciled to net cash used in operating activities, offset by an increase in working capital used in operations of $13.1 million, mainly driven by an increase in accounts receivable, partially offset by a reduction in inventories, and decreased accounts payable. The increased accounts receivable balance was mainly driven by product shipments being back-end loaded in the quarter as a result of the supply constraints brought about by COVID-19.

Our days sales outstanding (“DSO”) decreased to 62 days as of October 3, 2021 compared to 64 days as of December 31, 2020, primarily as a result of in-quarter collections from our customers that were on seasonal dating terms and unpaid in the fourth quarter of 2020, as well as a change in customer mix and an increase in service revenue. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers. Inventory decreased to $39.8 million as of October 3, 2021 from $64.7 million as of December 31, 2020, mainly driven by the elongated lead time in production due to component shortages and supply chain disruptions, both of which were brought about by COVID-19-related issues. Our ending inventory turns were 7.6x in the three months ended October 3, 2021 up from 5.0x turns in the three months ended December 31, 2020, primarily as a result of a lower inventory balance as previously discussed. Our accounts payable marginally decreased to $61.7 million as of October 3, 2021 from $62.2 million as of December 31, 2020.

Investing activities

Net cash provided by investing activities increased by $20.2 million for the nine months ended October 3, 2021 compared to the prior year period, primarily due to maturity of our of short-term investments.

Financing activities

Net cash used in financing activities was $5.5 million for the nine months ended October 3, 2021, representing tax withholdings from restricted stock unit releases of $12.9 million, offset by proceeds from ESPP contributions and exercises of stock options of $7.4 million. Net cash used in financing activities was $1.6 million for the nine months ended September 27, 2020, representing tax withholdings from restricted stock unit releases of $4.6 million, offset by proceeds from ESPP contributions of $3.1 million.

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

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates during the nine months ended October 3, 2021, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Recent Accounting Pronouncements

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 3, 2021, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We cannot guarantee that our third-party manufacturers or other suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our third-party manufacturers and other suppliers, it could result in lost sales and have a material adverse effect on our business. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints, that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end market demand. As of October 3, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the three and nine months ended October 3, 2021, we saw a 244% and 134% increase in freight-in expense compared to the prior year periods, respectively, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to exist through 2021 and potentially beyond. While we have been successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in Long Beach, California, where we import our products to fulfill our American orders, could significantly disrupt our business. Our international freight is regularly subject to inspection by governmental entities. As a result of the COVID-19 pandemic, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Transit times have also increased. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than by other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we continue to rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, results of operations, and financial condition.

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

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Secure services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart connected devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail, to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Secure, if those services do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the connected lifestyle market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

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

•adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channels; and

•increased levels of product returns.

Throughout the past few years, Arlo has significantly increased the rate of new product and service introductions, with the introduction of new lines of Arlo cameras, smart lights, and doorbell products, as well as the introduction of our Arlo Secure services. If we cannot sustain that pace of product and service introductions, either through rapid innovation or acquisition of new products and services or product and service lines, we may not be able to maintain or increase the market share of our products and services or expand further into the connected lifestyle market in accordance with our current plans. In addition, if we are unable to successfully introduce or acquire new products and services with higher gross margin, our revenue and overall gross margin would likely decline.

*We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $15.2 million and $49.2 million for the three and nine months ended October 3, 2021, respectively, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of October 3, 2021, our accumulated deficit was $282.0 million.

As of October 3, 2021, our cash and cash equivalents and short-term investments totaled $166.1 million. In November 2019, we entered into a business financing agreement with Western Alliance Bank providing for a credit facility to up to $40.0 million and as of October 3, 2021, we have not borrowed against this credit facility. Refer to Note 8. Debt in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details on such business financing agreement. While based on our current plans, the business financing agreement with Western Alliance Bank, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

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

Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. Our products and services may contain unknown security vulnerabilities. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking, unauthorized manipulation, or misuse. In addition, we offer a comprehensive online cloud management service, Arlo Secure, paired with our end products, including our cameras, baby monitors, and smart lights and we recently launched our direct to consumer store to sell our products directly to our customers. If malicious actors compromise this cloud service or our direct to consumer store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and direct to consumer store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to properly secure our system or successfully prevent breaches of security relating to our products, services, or user private information, including user videos and user personal identification information, or if these third-party systems fail for other reasons, our management could need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations, and financial condition could be materially adversely affected.

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

Our future success is largely dependent on increasing sales of our paid subscription services. Even if we are successful in selling our smart connected devices and accessories, if we are unable to maintain or increase sales of Arlo Secure services, our revenue and overall gross margin would likely decline.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”) and Verisure and their respective affiliates. For the three and nine months ended October 3, 2021, we derived 15.8% and 15.1% of our revenue from Best Buy and its affiliates and 27.8% and 27.6% of our revenue from Verisure and its affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefited from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

Further, our revenue may be impacted by significant one-time purchases that are not intended to be repeatable. While such purchases are reflected in our financial statements, we do not rely on and do not forecast for continued significant one-time purchases. As a result, lack of repeatable one-time purchases will adversely affect our revenue. Additionally, we may from time to time grant our retailers, distributors, and other channel partners the exceptional right to return certain products, based on the best interests of our mutual businesses, and such returns, if material, could adversely affect our revenue and gross margin.

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

Our services, including our intelligent cloud and App platform and our Arlo Secure services, are complex, and may not always perform as intended due to outages of our systems or defects affecting our services. Systems outages could be disruptive to our business and damage the reputation of our services and result in potential loss of revenue.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also recently acquired two of our competitors, Blink and Ring. For the three and nine months ended October 3, 2021, we derived 6.1% and 8.8% of our revenue from Amazon and its affiliates.

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

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decides not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. In addition, certain of Arlo’s firmware and the AI-based algorithms that we use in our Arlo Secure services incorporate open source software, the licenses for which may include customary requirements for, and restrictions on, use of the open source software.

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

International sales comprise a significant amount of our overall revenue. International sales were 35.0% and 32.9% of overall revenue for the three months ended October 3, 2021 and September 27, 2020, respectively, and 35.6% and 28.9% of overall revenue for the nine months ended October 3, 2021 and September 27, 2020, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

As of December 31, 2020, our U.S. federal and state net operating loss carryforwards were approximately $93.1 million and approximately $48.5 million respectively. Moreover, our U.S. federal and state research and development tax credits were approximately $3.7 million and approximately $2.6 million, respectively. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by Sections 382 and 383 of the Code and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of October 3, 2021, we have 84,266,833 shares of common stock outstanding.

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

Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended	8-K	8/3/2021	10.1
10.2	Performance Stock Unit Award under 2018 Equity Incentive Plan to Matthew McRae, dated September 9, 2021				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: November 10, 2021