Form 10-K
period 2021-12-31
Arlo Technologies, Inc.
filed 2022-03-02
CIK 1736946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 27, 2021 was $581.4 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 25, 2021 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of the registrant's common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 84,795,549 shares as of February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, including, among other things: health epidemics, including the COVID-19 pandemic and its variants, and other outbreaks could significantly disrupt our operations; future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; the collaboration with Verisure may not be successful; we may overestimate our ability to maintain, protect, and enhance our intellectual property; our efforts to retain key personnel and to attract, retain and motivate qualified personnel with technical expertise may not be successful; and the impact and timing of the restructuring plan and our business strategies and development plans may not be successful. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

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

•The effects of health epidemics, including the COVID-19 pandemic and its variants, could have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

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

•We entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that gives Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will continue to be a successful collaboration.

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

Item 1. Business

Overview

Arlo Technologies, Inc. (“we”, “Arlo” or the “Company”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that is transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. To date, we have launched several categories of award-winning smart connected devices, including wired and wire-free smart Wi-Fi and LTE-enabled cameras, audio and video doorbells, and floodlight cameras. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify and Samsung SmartThings. Since the launch of our first product in December 2014, we have shipped over 22.9 million smart connected devices, and, as of December 31, 2021, our smart platform had approximately 6.1 million cumulative registered accounts across more than 100 countries around the world. We plan to continue to introduce new smart connected devices to the Arlo platform both in cameras and new categories, increase the number of registered accounts on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

Market

Our total addressable market consists of individuals and business owners who use connected devices to enhance their lives. Outside of the home, we have seen adoption of our cellular-enabled products in a variety of use cases, such as neighborhood watch, construction site monitoring, wildlife and outdoor trail surveillance and event monitoring. We believe the small business, government and direct home monitoring channels provide growth areas for us in addition to our retail and e-commerce presence. In early 2020, we launched Arlo SmartCloud ("Arlo Smart") a Software as a Service (“SaaS”) solution to deliver scalable security cloud services for business. With Arlo SmartCloud, we are extending our platform to partners to help innovate and deploy new opportunities beyond our own camera ecosystem. In the third quarter of 2021, we introduced Arlo Secure, our new service plan with coverage for unlimited cameras and an enhanced Emergency Response solution. Arlo Secure replaced Arlo Smart, our previous service plan. Existing Arlo Smart customers are entitled to either retain their existing plans or upgrade to the new Arlo Secure plans of their choosing. We believe we are well-positioned to extend our current reach to the broader connected lifestyle market both within and beyond the home as we continue to launch new products and services within our connected lifestyle platform.

Products

Smart Connected Devices

Released in 2021

Arlo Essential Indoor Camera, released in the first quarter of 2021, features 1080p HD video with enhanced night vision that allows users to capture important details day or night, a 130-degree diagonal field-of-view, motion and audio protection and full duplex audio for two-way conversations. The Arlo Essential Indoor Camera’s unique automated privacy shield is a reassuring feature designed to ease privacy concerns around having a security camera indoors. When the privacy shield is in the disarm mode, recording, motion and audio detection is disabled and won’t be enabled until the shield is opened by the user via the Arlo app. Users can also signal the privacy shield to open automatically and begin recording by starting a live stream or changing the camera to arm mode. This gives users the power to decide when their camera is monitoring a room and recording video/audio, and when it is not. Arlo Essential Indoor Camera also has built-in siren and works compatibly with Amazon Alexa, Google Assistant and IFTTT for easy interaction, automation and control.

Arlo Go 2 LTE/Wi-Fi Security Camera, released in the fourth quarter of 2021, delivers smarter security for remote or hard-to-access locations and enables LTE and Wi-Fi connectivity for monitoring vacation homes, construction sites, commercial properties, trails and more. Arlo Go 2 LTE/Wi-Fi Security Camera works with 4G cellular data plan to provide continuous connectivity and uninterrupted security and provides users with 100% wire-free setup, weather-resistant design, a swappable, rechargeable battery and the ability to connect to Wi-Fi when in range. Users can view and record 1080p full HD video day and night, as well as capture important details with color night vision thanks to an integrated spotlight. The two-way, full-duplex audio ensures clear communication with visitors, while a built-in siren can be triggered remotely or automatically to ward off intruders. Arlo Go 2 is also equipped with GPS positioning to track the camera’s whereabouts, allowing users to locate multiple devices across an expansive area, or in the event of theft.

Released in Prior Years

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

Arlo Chime, released in the third quarter of 2018 and designed to plug into any standard wall outlet and pairs with the Arlo Video Doorbell to play a variety of ringtones or act as a siren, and even contains a silent mode for those times when users don’t want to be bothered. The Arlo Chime runs on two standard AA batteries which can last up to an entire year based on normal usage and features a weather-resistant exterior finish. For added ease and versatility, users also have the option to connect with their existing door chimes without needing to install any additional hardware or wiring.

Arlo Ultra, released in the first quarter of 2019 and designed with advanced 4K high dynamic range ("HDR") video quality with color night vision, wire-free setup, a 180-degree diagonal field-of-view, an integrated spotlight and crystal-clear two-way audio with advanced noise cancellations, Arlo Ultra delivers ultimate peace of mind for anyone looking to monitor their home or business. Users will experience enhanced detail and clarity and are able to zoom in on video clips to uncover details such as license plate and clothing. Arlo Ultra delivers one of the widest viewing angles in the wire-free security camera industry. Ultra is paired with a new Arlo SmartHub that functions as the nucleus of the smart home and engineered with Arlo RF, a proprietary two-way audio frequency technology.

Arlo Pro 3, released in the third quarter of 2019 and designed to provide home and small business owners with a high-performance, simple, wire-free security solution, Arlo Pro 3 features 2K resolution with HDR, an integrated spotlight with color night vision and a super-wide 160-degree field of view. Engineered to work indoors or outdoors, Arlo Pro 3 offers advanced image quality for DIY security that anyone can easily install in minutes and monitor from anywhere using the Arlo app. Arlo Pro 3 also includes a new Arlo SmartHub that securely manages network traffic to the camera in addition to enhancing power and Wi-Fi performance for better range and battery life.

Arlo Video Doorbell, released in the fourth quarter of 2019 and designed to capture what traditional video doorbells can’t, the new smart entry solution boasts an industry-leading vertical field-of-view, allowing users to get a bigger, more precise picture of their front porch. The Arlo Video Doorbell captures footage in a square aspect ratio to allow users to fully view packages on the ground, or visitors from head to toe. It also offers features such as HD resolution image quality along with clear, two-way audio for users to simultaneously see and speak to visitors. Unlike conventional doorbell cameras, the Arlo Video Doorbell delivers direct-to-mobile video calls and personalized alerts when packages, people, vehicles, or animals are detected, allowing for users to quickly reply or take action provided they are an Arlo Smart subscriber or in a trial period. The Arlo Video Doorbell connects to an existing mechanical or digital chime for simple installation and continuous power.

Arlo Floodlight Camera, released in the first quarter of 2020 and is the first wire-free floodlight camera on the market. The floodlight camera brings powerful LEDs, an integrated 2K HDR camera, 160-degree field of view, two-way audio, custom lighting configurations and a built-in siren to any home or small business. The floodlight camera can automatically measure the amount of surrounding light to allow for true customization for when the floodlight automatically turns on. The floodlight camera also offers three different light patterns – constant, flashing, and pulsating – which users can control manually on-demand or via automation rules.

Arlo Essential Spotlight, released in the second quarter of 2020 and designed with an industry-leading, 180-degree viewing angle with a square, 1:1 aspect ratio that ensures users can see packages on the ground or visitors from head-to-toe on their mobile devices. Arlo Essential Spotlight features HD video resolution combined with direct-to-mobile video calls, clear, two-way audio, an integrated spotlight with color night vision, built in siren and personalized alerts that allow users to quickly reply to guests or take action. Able to connect directly to Wi-Fi, the latest solution can be powered by its rechargeable battery or be hardwired for continuous charging.

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

Arlo Essential XL Spotlight, released in the third quarter of 2020 and which features an integrated, wire-free, extended-life battery that works for up to one year on one charge, an integrated spotlight with color night vision, HD video, two-way audio, motion detection alerts and a built-in siren. A direct to a Wi-Fi connection enables the Arlo Essential XL Spotlight camera to function as a stand-alone home security solution without the need for a separate Arlo SmartHub or Base Station.

Arlo Essential Wire-Free Video Doorbell, released in the third quarter of 2020, features an easy-to-install, wire-free, battery-powered design. Arlo’s latest front-entry solution – which joins a robust ecosystem of home security products and services – captures what conventional video doorbells can’t. An industry-leading, 180-degree viewing angle with a square, 1:1 aspect ratio ensures users can see packages on the ground or visitors from head-to-toe on their mobile devices. HD video resolution combined with direct-to-mobile video calls, clear, two-way audio and personalized alerts, allow users to quickly reply to guests or take action. Able to connect directly to Wi-Fi, the latest solution can be powered by its rechargeable battery or be hardwired for continuous charging.

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

Arlo Accessories

Arlo Charging Accessories are designed to offer additional convenient ways to keep Arlo wire-free cameras up and running even longer. With the Arlo Charging Station, users can charge up to two Arlo Pro, Arlo Pro 2 or Arlo Go batteries with fast-charging technology so there is always a battery ready to go. For those looking to eliminate battery swaps entirely, the mountable and weather-resistant Arlo Solar Panel connects to various Arlo cameras to keep batteries charged with just a few hours of direct sunlight.

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

Services

In the third quarter of 2021, we introduced Arlo Secure, our new service plan with coverage for unlimited cameras and an enhanced Emergency Response solution. Arlo Secure replaced Arlo Smart, our previous service plan. Existing Arlo Smart customers are entitled to either retain their existing plans or upgrade to the new Arlo Secure plan of their choosing. The premium services boast support for unlimited household security devices, along with advanced AI object detection, and smarter, more interactive notifications. Additionally, the new 24/7, one-touch Emergency Response is available with the Secure Plus plan, enabling Arlo users to directly dispatch first responders during an emergency for quicker action. A three-month free trial period of Arlo Secure is provided with various Arlo camera and doorbell products. The features of the Arlo Secure subscriptions include:

•Emergency Response (Arlo Secure Plus) – With one touch, dispatch fire, police, or medical responders to the camera’s location. If directed by the user, Arlo’s Emergency Response team can also provide critical location information to responders en route to better prepare them, such as gate codes, medical conditions of family members, and pet details.

•2K (Arlo Secure) and 4K (Arlo Secure Plus) Cloud-based Video Recording – View 30 days of recordings securely stored on Arlo’s SmartCloud platform, for ultimate peace of mind and protection even if the device is damaged or stolen in a break-in, storm or other physical incident.

•Unlimited Cameras – Users can enjoy Arlo Secure service for all cameras in their home with one all-encompassing plan. Add new Arlo cameras for no additional charge.

•Advanced Object Detection – Arlo processes and filters 50 million events each day through advanced object detection backed by visual artificial intelligence, allowing for better recognition of people, packages, vehicles, and animals to add key context to notifications and reduce unwanted alerts.

•Smart Interactive Notifications – Users can take quicker action by responding to rich notifications or viewing an animated preview of a notification video through the lock screen on their smartphone.

•Smoke and CO Alarm Detection – Get notified when the camera hears a smoke or CO alarm triggered.

•Cloud-based Activity Zones – Users can reduce unwanted notifications by highlighting specific areas on their property where they want motion to be detected.

•Call a Friend – Customers can instantly call a friend through the Arlo App from their notification screen with one tap.

•24/7 Priority Support – Subscribers get priority technical support through the in-app Help Center with omni-channel access to phone, chat, Community or self-help articles.

Our paid services subscriber base has grown from over 230,000 paid accounts as of December 31, 2019 to about 1,067,000 as of December 31, 2021. In addition, some of our older camera products come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support.

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

Our services also include certain development services provided to Verisure under a Non-recurring Engineering arrangement as part of the disposal of our commercial operations in Europe in the fourth quarter of 2019. Refer to the "Agreements with Verisure" section below for details.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, broadcast channels, wireless carriers, security solution providers as well as directly to consumers through our own online store.

Retailers. We sell to traditional and online retailers, either directly or through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, including digital and traditional media, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailer is Best Buy and its affiliates. For the year ended December 31, 2021, we derived 13.0% of our revenue from Best Buy and its affiliates, which is the only retailer that accounted for 10% or greater of our revenue in 2021.

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

Security Solution Providers. We sell our products and services to security solution providers, including Verisure, from which we derived 30.8% of our revenue, and Securitas Security Services USA, Inc.

Arlo.com. In the third quarter of 2019, we launched our online direct to consumer store to sell our products directly to our customers. We also sell most of our services, such as Arlo Smart and Arlo Secure, directly to consumers.

Agreements with Verisure

On November 4, 2019, we concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”) with Verisure. Verisure is a leading European provider of professionally monitored security systems with 24/7 response services to both residential and small business customers. The Verisure Agreements created a strategic partnership that leverages both the Company and Verisure’s capabilities to create incremental scale to address the ever-growing demand for residential and commercial security. The strategic partnership will combine our innovative connected cameras and cloud services platform with Verisure’s professionally monitored security solutions to provide a new level of smart security for European customers.

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

Pursuant to the terms and subject to the conditions set forth in the Supply Agreement, Verisure is the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally in connection with Verisure’s security business. During the five-year period commencing January 1, 2020, Verisure has an aggregate purchase commitment of $500.0 million. As of December 31, 2021, $160.1 million of the purchase commitment has been fulfilled. On December 30, 2019, Verisure prepaid $20.0 million for product purchases in fiscal 2020 and on December 21, 2020, Verisure prepaid $40.0 million for product purchases in fiscal 2021 and fiscal 2022.

The Supply Agreement also provides for certain development services to Verisure under the Non-recurring Engineering ("NRE") arrangement, including development of certain custom products specified by Verisure, in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. In the second fiscal quarter of 2020, an additional $3.5 million was added to the contract price as a result of a modification to Verisure's specification for an Outdoor Custom Camera being developed.

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

As of December 31, 2021, our research and development staff consisted of 131 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, radio frequency engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

Manufacturing

While all of our products are primarily designed in North America, we currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Wistron NeWeb Corporation, which are all headquartered in Asia. Although we do not have any long-term purchase contracts, we have executed master product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, division of each party’s intellectual property and product quality requirements. As we expand our product portfolio, we continue to explore new potential manufacturing partners that may provide us with competitive advantages on technology and cost. Since we outsource our manufacturing, we have the flexibility and ability to adapt to market changes, product supply and component pricing while keeping our costs low. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Vietnam, Hong Kong, Taiwan, Indonesia, and mainland China, which is responsible for auditing and inspecting process and product quality on the premises of our manufacturers. Our strategic relationships with our manufacturers are an important component of our ability to introduce new products and grow our business.

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

Marketing

Our marketing programs are focused on building global brand awareness, increasing product adoption and driving sales. Our marketing efforts target individuals interested in a connected lifestyle. We also increase brand awareness by augmenting word-of-mouth recommendations from Arlo customers and key influencers, interact digitally with current and prospective customers and maintain and develop our strong channel partnerships and strong shelf presence. We collaborate with our retail partners on market development activities to drive in-store and online engagement with the brand and drive purchases.

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

Arlo Cloud Engineering Operations

We currently serve our users from third-party data center hosting facilities. Our cloud platform runs in data centers in the United States and a data center in Ireland to serve our European Union users. We also utilize data centers in Singapore and Australia. We have designed our cloud environments to be highly resilient with built-in redundancy and provide failover to other data centers in our network.

Fiscal periods

Our fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. We report our results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Seasonality

Historically, we have generated higher product revenue in the third and fourth quarters of each year compared to the first and second quarters due to seasonal demand from consumer markets, primarily relating to the beginning of the school year and the holiday season. For example, for the years ended December 31, 2021, 2020 and 2019, our third and fourth quarters collectively represented 58.4%, 63.0% and 61.8%, respectively, of our revenue for such years. Therefore, timely and effective product introductions are critical to our results of operations.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2021, we had a backlog of $4.4 million, compared to $5.7 million as of December 31, 2020 and $5.4 million as of December 31, 2019. As we typically fulfill orders received within a relatively short period after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

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

We currently hold 95 issued United States patents, 45 pending United States patent applications, 23 international patents, including patents issued by China and the EU, 22 pending patent applications outside of the United States. All the patents and patent applications generally relate to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have seven registered trademarks and three pending trademark applications in the United States, as well as 49 registered trademarks and 22 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in ten countries: the United States, Australia, Brazil, Canada, Chile, China, Japan, Mexico, Peru, and Trinidad and Tobago, as well as the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

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

Culture and Human Capital Resources

Our culture, mission and values are a critical part of our success. In fact, core to our vision of bringing peace of mind by connecting and protecting what people care about the most is creating the right environment for our people. We strive to ensure that our employees are continually connected to our vision and mission through appropriate communication, throughout our talent proposition and as we serve our customers.

Our culture focuses on connecting our people in an inclusive and flexible workforce, connecting our employees with the right development opportunities, and linking our group success with individual performance. It is founded on an employee value proposition that puts people and teams at the center of our business. Through radical collaboration, trust, and conscious leadership, our diverse teams continue to create innovative solutions for our customers.

We protect our culture through leadership excellence and developing the right leadership behaviors that are both conscious and strategic in their impact on our performance. We value creativity, agility, hard work, transparency, and integrity, as we focus on continually innovating and improving our technology, solutions, brand, and partnerships.

Human capital measures and objectives used to manage our business focus on employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. We strive to attract and retain exceptionally talented, diverse, and ethical employees, and we are proud of the culture we have built. Our talented employees, located throughout the United States, Canada, Asia, Australia, and Europe communicate, connect and work together to deliver a world-class end-to-end connected lifestyle solution. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. As of December 31, 2021, we had a total of 353 full-time employees, of which approximately 69% were based in the United States, and approximately 31% were based in other global regions.

Diversity and Inclusion

Arlo is proud to be an equal opportunity workplace and an affirmative action employer. We always strive to treat all employees and job applicants based on merit, qualifications, personality, and talent, and to draw from a diverse candidate pool as we recruit new talent across all levels. We deeply connect people from all backgrounds and beliefs and strive for a truly inclusive and collaborative working environment.

We have taken action alongside a group of more than 1,200 businesses in a collective commitment to make progress towards advancing diversity and inclusion in our workplace, communities, and country. We value diversity and integrate it into our business by striving to ensure that our company is representative of the customers we serve and that inclusion is at the core of our workplace culture. In 2020, our Chief Executive Officer signed the CEO Action for Diversity & Inclusion pledge, the largest CEO-driven business commitment to advance diversity and inclusion within the workplace to underscore our commitment. By making the pledge, we go beyond accepting diversity and committed to the following actions:

•Continue to cultivate our workplace to support open dialogue on complex, and sometimes difficult conversations about diversity and inclusion.

•Make unconscious bias education available to everyone.

•Share best known—and unsuccessful—actions.

•Create and share strategic inclusion and diversity plans with our board of directors as a way to prioritize diversity and inclusion and to drive accountability in our organization.

For the second year running, we are partnering with the GEM Consortium ("GEM"). GEM connects highly qualified students from underrepresented groups to STEM graduate programs with much-needed financial support that is often the deciding factor in pursuing graduate education. We have welcomed a number of GEM interns at Arlo.

We host a number of events and days of observance with guest and internal speakers at Arlo. Each Spring, for example, we hold a "Week of Understanding" with speakers on key diversity and inclusion topics. These events provide a platform for dialogue and an opportunity for every employee to learn, discuss, and appreciate differences between colleagues as we grow to drive greater inclusion at Arlo and truly reflect the customers we serve.

COVID-19 and Employee Safety

During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. Our global pandemic efforts include implementing early and continuous updates to our health and safety policies and processes, migrating all but a limited number of our global workforce to work remotely while local and state governments have imposed shelter-in-place orders in the United States and around the world. We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges introduced by the COVID-19 pandemic. As the pandemic continues, the health and well-being of our workforce remains our top priority while we ensure productivity while working from home.

Company Information

We were incorporated in Delaware in January 2018 in connection with the separation of our business (the “Separation”) from NETGEAR, Inc. (“NETGEAR”). Our principal executive offices are located at 2200 Faraday Ave., Suite #150, Carlsbad, California 92008, and our telephone number is (408) 890-3900. Our website is http://www.arlo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”). The contents of our website are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Our filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov.

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

Risks Related to Our Business

The effects of health epidemics, including the COVID-19 pandemic and its variants, could have an adverse impact on our business, operations and the markets and communities in which we, our partners and customers operate.

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

The COVID-19 pandemic may adversely affect the ability of our third-party manufacturers and other suppliers to fulfill their obligations to us. We rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We cannot guarantee that our third-party manufacturers or other suppliers will be able to meet our near-term or long-term manufacturing requirements. If we experience supply constraints from our third-party manufacturers, we may be required to allocate the affected products amongst our customers, which could have a material adverse effect on our relationships with these customers and on our financial condition. In addition, if we are unable to meet customer demand due to fluctuating or late supply from our third-party manufacturers and other suppliers, it could result in lost sales and have a material adverse effect on our business. We also rely on other suppliers such as cloud infrastructure services providers, distribution centers and logistics and transportation services providers. If our manufacturers and other suppliers are unable to fulfill their obligations to us, we could face products shortages, delay in new product introductions, services to our customers could be interrupted, and our products distribution could be delayed and thus adversely affecting our revenue. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints, that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end market demand. As of December 31, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the year ended December 31, 2021, we saw a 138% increase in freight-in expense compared to the prior year, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to continue in 2022. While we have been successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance.

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

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the components used in our products are specifically designed for use in our products, some of which are obtained from sole source suppliers. These components include lens, lens-sensors, and passive infrared (“PIR”) sensors that have been customized for the Arlo application, as well as custom-made batteries that provide power conservation and safety features. In addition, the components used in our end products have been optimized to extend battery life. Our third-party manufacturers generally purchase these components on our behalf, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. Due to such shortage, starting in the fourth quarter of 2020 and throughout 2021 we experienced component shortages, including longer lead times for components, and supply constraints, which we expect to continue in 2022. Such shortages and constraints affected our ability to meet scheduled product deliveries and worldwide demand for our products in 2021, and may affect our ability in 2022. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors that may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Wistron NeWeb Corporation. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. In addition, one of our principal manufacturers, Foxconn closed its acquisition of Belkin International in September 2018, which includes the WeMo brand of home automation products, which may compete directly with us. Due to changing economic conditions, including due to the COVID-19 pandemic, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, international conflicts, such as the potential escalating conflict between Russia and Ukraine, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in

Long Beach, California, where we import our products to fulfill our American orders, could significantly disrupt our business. Our international freight is regularly subject to inspection by governmental entities. As a result of the COVID-19 pandemic, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Transit times have also increased. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than by other methods. From time to time in the past and increasingly more common during the COVID-19 pandemic, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we continue to rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially adversely affect our business, results of operations, and financial condition.

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

We have recorded a net loss of $56.0 million for the year ended December 31, 2021, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2021, our accumulated deficit was $288.8 million.

As of December 31, 2021, our cash and cash equivalents and short-term investments totaled $175.7 million. In October 2021, we entered into a Loan and Security Agreement with Bank of America, N.A. (the "Credit Agreement"), providing for a credit facility of up to $40.0 million and as of December 31, 2021, we have not borrowed against this credit facility. Refer to Note 10, Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement. While based on our current plans, the Credit Agreement with Bank of America, N.A., and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors include Amazon (Blink and Ring), Google (Nest), Swann, Night Owl, Wyze, Foxconn Corporation (Belkin), Samsung, D-Link, Canary and Eufy. Other competitors include numerous local vendors such as Netatmo, Logitech, Bosch, Instar, and Uniden. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Many of our existing and potential competitors have longer operating histories, greater brand recognition, and substantially greater financial, technical, sales, marketing, and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets.

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

We entered into an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that gives Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will continue to be a successful collaboration.

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

Amazon produces the Amazon Cloud Cam, which competes with our security camera products, and acquired two of our competitors, Blink and Ring, in 2017 and 2018, respectively. Amazon may choose to hamper our competitive efforts, using provision of AWS services as leverage. In the event that there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations, and financial condition.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”) and Verisure and their respective affiliates. For the year ended December 31, 2021, we derived 13.0% of our revenue from Best Buy and its affiliates and 30.8% of our revenue from Verisure and its affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. Verisure has an aggregate purchase commitment of $500.0 million during a five-year period commencing January 1, 2020. Other than with Verisure, we generally have no minimum purchase commitments or long-term contracts with our retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. We have historically benefited from NETGEAR’s strong relationships with these retailers, distributors, and other channel partners, and we may not be able to maintain these relationships following our separation from NETGEAR. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

We have spent, and expect to continue to spend, significant amounts on advertising and other marketing campaigns, which may not be successful or cost effective.

We have spent, and expect to continue to spend, significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers, and we expect our marketing expenses to increase in the future as we continue to spend significant amounts to increase awareness of our smart connected devices and services. For the years ended December 31, 2021 and 2020, sales and marketing expenses were $48.9 million and $49.1 million, respectively, representing approximately 11% and 14% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products or services.

Introducing new products and services may be difficult and expensive. If we are unable to do so successfully, our brand may be adversely affected and we may not be able to maintain or grow our current revenue and profit levels.

To successfully evolve our product offerings of smart connected devices to appeal to our consumers, we will be required to predict, understand, and react to the rapidly changing tastes of consumers and provide appealing products in a timely manner. New product models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenues may decrease, our brand image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

We have increased the rate of new product and service introductions, including new lines of Arlo cameras, smart lights, and doorbell products, and we may encounter difficulties that we did not anticipate during the product development stage. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, especially in light of the ongoing COVID-19 pandemic and its variants, we may not be able to recover our investment in the development of new product and service iterations and product lines, and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new products and services that consumers find appealing, the ultimate success of any new products or services may depend on our pricing. We may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products and services. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our research and development and sales and marketing expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful or that we will dedicate our limited marketing resources to the right product lines and services. Failure to gain market acceptance for new products and services could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brand, erode our competitive position, and result in long-term harm to our business and financial results.

If we fail to enhance our brand, our ability to expand our customer base will be impaired and our operating results may suffer.

We believe that developing and maintaining awareness of the Arlo brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we expect the importance of global brand recognition to increase as competition increases. If customers do not perceive our products to be of high quality, our brand and reputation could be harmed, which could adversely impact our financial results. In addition, brand promotion efforts may not yield significant revenue or increased revenue sufficient to offset the additional expenses incurred in building our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to successfully maintain, promote, and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

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

We are subject to financial and operating covenants in the Credit Agreement with Bank of America, N.A. and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

The Credit Agreement contains provisions that limit our future borrowing availability to the lesser of (x) $40.0 million and (y) an amount equal to the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to from time to time request that the lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions. The Credit Agreement contains other customary covenants, including certain restrictions on maintaining a minimum cash balance, achieving certain fixed charge coverage ratio for two consecutive quarters, our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our capital stock, redeem, retire or purchase shares of our capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions.

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

Instability in geographies where we have operations and personnel or where we derive amounts of revenue could have a material adverse effect on our business, customers, operations and financial results.

Economic, civil, military and political uncertainty exists and may increase regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have operations in the emerging market economies of Eastern Europe, including operations in Belarus utilizing employees and contractors who perform services relating to new product releases. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The impact to Belarus and Ukraine, as well as actions taken by other countries, including new and stricter sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our product development timelines. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our receipt of software development services and cause us to shift all or portions of our work occurring in the region to other countries. We are actively monitoring the security of our employees and contractors in Belarus and the stability of our infrastructure, including communications and internet availability. To date we have not experienced any material interruptions in our operations there and we are in the process of transitioning our operations out of Belarus to other locations. If we are unable to effectively transition those services or replicate their capabilities in another country, our ability to timely introduce new products and financial results may be harmed.

Global geopolitical, economic and business conditions could materially adversely affect our revenue and results of operations.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs, or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products. Further, the imposition of and changes in the U.S.' and other governments' duties, trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between U.S. and China and evolving relations with Russia due to the current hostilities between Russia and Ukraine, create uncertainty regarding our ability to market and distribute our products into non-U.S. jurisdictions and any failure to effectively anticipate or respond to such events could materially adversely affect our business, results of operations, and financial condition.

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

In recent years, the U.S. Government has imposed increases to the ad valorem duties applicable to certain products imported from China, including increases of up to 25% for some items. We are actively addressing the risks related to these additional duties, which have affected, or have the potential to affect, at least some of our imports from China. Although we have already taken some steps to mitigate these risks, including by moving a significant portion of our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially adversely affected.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially adversely affected. For example, Amazon, one of our primary retailers, produces the Amazon Cloud Cam, which competes with our security camera products, and also acquired two of our competitors, Blink and Ring. For the year ended December 31, 2021, we derived 7.6% of our revenue from Amazon and its affiliates.

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

International sales comprise a significant amount of our overall revenue. International sales were 38.9% and 27.5% of overall revenue for the years ended December 31, 2021 and 2020, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Because we do not have a long history of operating as a separate company after the Separation from NETGEAR and we have significant expansion plans, our effective tax rate may fluctuate in the future. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recognized under GAAP, changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

As of December 31, 2021, our U.S. federal and state net operating loss carryforwards were approximately $109.3 million and approximately $62.5 million, respectively. Moreover, our U.S. federal and state research and development tax credits were approximately $4.7 million and approximately $3.8 million, respectively. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by Sections 382 and 383 of the Code and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

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

In addition, the Organization for Economic Co-operation and Development (“OECD”) has been working on new laws on the taxation of the digital economy to provide taxing rights to jurisdictions where the customers or users are located. Some countries have enacted, and others have proposed the new laws to tax digital transactions. These developments may result in material impacts to our financial statements.

We are subject to income tax examinations by taxing authorities globally. We apply judgment in determining our provision for income taxes and other tax liabilities. While we believe our estimates are reasonably adequate, there are many transactions where the final tax determination is uncertain. If any adverse outcome from an examination determines the taxes we owe are higher than accrued or drives an increase in our effective tax rates, our results of operations could be affected.

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

We are subject to governmental export and import controls, economic sanctions, and anti-corruption laws regulations, that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.

Our business activities are subject to various restrictions under U.S. export controls and similar laws and regulations, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control. We also incorporate encryption technology into certain of our solutions. These encryption solutions and underlying technology may be exported outside of the United States only with the required export authorizations or exceptions, including by license, a license exception, appropriate classification notification requirement, and encryption authorization.

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

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products and services or our end-users’ ability to utilize our solutions in their countries. Changes in our products and services or changes in import and export regulations may create delays in the introduction of our products in international markets. Any decreased use of our solutions or limitation on our ability to export or sell our solutions could adversely affect our business, results of operations and financial condition.

We are also subject to various domestic and international anti-corruption laws, such as the United States Foreign Corrupt Practices Act, as well as other similar anti-bribery laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, providing, and accepting improper payments or benefits for improper purposes. These laws also require that we keep accurate books and records and maintain compliance procedures designed to prevent any such actions. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

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

In June, 2021, we entered into a sublease agreement, with a term that runs concurrent with the term of the head lease, for our San Jose office space in light of the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce. We believe we have secured a quality subtenant with appropriate sublease terms. However, if the subtenant default on their sublease obligations with us or otherwise terminate their sublease with us, we may experience a loss of planned sublease rental income, which could result in a material charge against our operating results. If that were to happen, we may be unable to enter into a new sublease on acceptable terms or at all and even if we do, such sublease may result in our incurring liabilities and expenses in future periods or the rent payments we receive from a new subtenant being less than our rent obligations under the head lease. Under these circumstances, we would be responsible for any shortfall.

If our products are not compatible with some or all leading third-party IoT products and protocols, we could be materially adversely affected.

A core part of our solution is the interoperability of our platform with third-party IoT products and protocols. We have designed the Arlo platform to seamlessly integrate with third-party IoT products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify, and Samsung SmartThings. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products, and such incompatibility could negatively impact the adoption of our products and solutions. A lack of interoperability may also result in significant redesign costs, and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products could materially adversely affect our business, results of operations, and financial condition.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial condition, results of operations, and cash flows. Although a portion of our international sales are currently invoiced in U.S. dollars, we have implemented and continue to implement for certain countries and customers both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales primarily in Australia, as well as our global operations, and non-U.S. dollar-denominated operating expenses and certain assets and liabilities. In addition, weaknesses in foreign currencies for U.S. dollar-denominated sales could adversely affect demand for our products. Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency-denominated costs. As a result, we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

We established a hedging program after our initial public offering (the "IPO") to hedge our exposure to fluctuations in foreign currency exchange rates as a response to the risk of changes in the value of foreign currency-denominated assets and liabilities. We may enter into foreign currency forward contracts or other instruments. We expect that such foreign currency forward contracts will reduce, but will not eliminate, the impact of currency exchange rate movements. For example, we may not execute forward contracts in all currencies in which we conduct business. In addition, we may hedge to reduce the impact of volatile exchange rates on revenue, gross profit and operating profit for limited periods of time. However, the use of these hedging activities may only offset a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

Risks Related to Our Separation from NETGEAR

If the Distribution (as defined below), together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, NETGEAR, Arlo and Arlo stockholders could be subject to significant tax liabilities, and, in certain circumstances, we could be required to indemnify NETGEAR for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

In November 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to its stockholders, consisting of 62,500,000 shares of our common stock owned by NETGEAR. In connection with the Distribution, NETGEAR received an opinion from outside tax counsel regarding qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of NETGEAR and us, including those relating to the past and future conduct of NETGEAR and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or NETGEAR breach any of the respective covenants in any of the separation-related agreements, the opinion of the outside tax counsel could be invalid and the conclusions reached therein could be jeopardized.

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

The consolidated U.S. federal income tax return for the calendar year 2018 that we filed with NETGEAR to report the Distribution together with certain related transactions is currently under audit by the IRS. If the Distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, NETGEAR would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value, and NETGEAR stockholders who receive shares of our common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of December 31, 2021, we have 84,453,212 shares of common stock outstanding.

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

We are subject to various securities class action and derivative complaints, as more fully discussed in the heading under “Litigation and Other Legal Matters” in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Act ("JOBS Act"). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404"), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Prior to the Separation, we historically operated our business as a segment of a public company. As a standalone public company, we have additional legal, accounting, insurance, compliance, and other expenses that we had not incurred historically. We are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange ("NYSE"), and certain provisions of the Section 404 and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

Section 404, as well as rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and the NYSE. Any such action could harm our reputation and the confidence of investors and customers in us and could materially adversely affect our business and cause our share price to fall.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could materially adversely affect our business, results of operations, financial condition, and stock price.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Upon loss of status as an “emerging growth company” as defined in the JOBS Act, an annual report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting will be required. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Section 404 to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over our financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy. If either we are unable to conclude that we have effective internal control over our financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with corporate headquarters located in Carlsbad, California, where we occupy approximately 63,500 square feet of office space pursuant to a lease agreement that expires in November 2024. We also lease approximately 77,800 square feet of office space in San Jose pursuant to a lease agreement that expires in June 2029. In June 2021, we entered into a sublease agreement, with a term that runs concurrent with the term of the head lease, for our San Jose office space in light of the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce.

During fiscal 2021, our international sales personnel were based out of local sales offices or home offices in Australia and Canada. Our international operations personnel use leased facilities in Hong Kong. We maintain our marketing and research and development facilities in San Jose (the United States), Irvine (the United States), Carlsbad (the United States), Richmond (Canada) and Taipei (Taiwan). In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Texas, Tennessee, Mexico and Hong Kong. We also lease office space in Cork, Ireland.

We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it. Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the COVID-19 pandemic. Our focus remains on promoting employee health and safety as we carefully evaluate reopening plans and timelines. As of December 31, 2021, we have not terminated any significant lease arrangements. We believe our facilities are adequate for the conduct of our business should we decide to reopen our facilities in the next twelve months.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings are described under the heading “Litigation and Other Legal Matters” in Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “ARLO”.

Holders of Common Stock

On February 25, 2022, we had 9 stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not historically declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Issuer

None.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from August 3, 2018 through December 31, 2021 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”), the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”) and the Russell 2000 Index. The measurement points in the graph below are August 3, 2018 (the first trading day of our common stock on the NYSE) and the last trading day of each fiscal quarter through the fiscal year ended December 31, 2021. The graph assumes that $100 was invested in Arlo common stock at the closing price of $22.10 on August 3, 2018 and in the NYSE Composite Index, the S&P 600 Information Technology Index, the S&P Small Cap 600 Index and the Russell 2000 Index on August 3, 2018, and assumes reinvestment of any dividends. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

200
175
150
125
100
75
50
25
0
Dollars
03-Aug-18
28-Sep-18
31-Dec-18
29-Mar-19
28-Jun-19
27-Sep-19
31-Dec-19
27-Mar-20
26-Jun-20
25-Sep-20
31-Dec-20
26-Mar-21
25-Jun-21
01-Oct-21
31-Dec-21
Arlo Technologies, Inc.
NYSE Composite Index
S&P 600 Information Technology Index
S&P Small Cap 600 Index
Russell 2000 Index

Item 6. [Reserved]

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

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021, for reference to discussion of the fiscal year ended December 31, 2019, the earliest of the three fiscal years presented.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that is transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 22.9 million smart connected devices, and as of December 31, 2021, our smart platform had approximately 6.1 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions-the Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo's direct to consumer store and paid subscription services. International revenue was 38.9% and 27.5% of our revenue for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, we generated revenue of $435.1 million and $357.2 million, respectively. Loss from operations was $60.1 million and $104.9 million for the years ended December 31, 2021 and 2020, respectively. Loss from operations for the years ended December 31, 2021 and 2020 included separation expense of $1.6 million and $0.2 million, respectively.

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

	Year Ended As of and for the Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Cumulative registered accounts	6,131	21.5%	5,047
Cumulative paid accounts	1,067	145.3%	435
Annual recurring revenue	$90,100	93.5%	$46,552

Cumulative Registered Accounts. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered accounts at the end of a particular period as the number of unique registered accounts on the Arlo platform as of the end of such particular period, and includes accounts owned by Verisure. The number of registered accounts does not necessarily reflect the number of end-users on the Arlo platform, as one registered account may be used by multiple people. We changed our definition from registered users to registered accounts starting in the fourth quarter of 2019 due to the Verisure transaction. Verisure will own the registered accounts but we will continue to provide services to these European customers under the Verisure Agreements.

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

Annual Recurring Revenue. Effective as of the third quarter of 2021, we adopted Annual Recurring Revenue ("ARR") as one of the key indicators of our business performance. We believe ARR enables measurement of our business initiatives, and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually and is calculated by taking our recurring paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. Recurring paid service revenue represents the revenue we recognize from our paid accounts and excludes prepaid service revenue and NRE service revenue from strategic partners. The ARR for the comparative period presented was derived following the same methodology. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

COVID-19 Effect on Financial Results

We continue to closely monitor developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. The extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, including the duration of the pandemic, the broader implications of the macro-economic recovery and the impact on overall customer demand, all of which are uncertain and cannot be predicted. Our priorities and actions during the COVID-19 pandemic continue to be focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing continuous updates to our health and safety policies and processes and progress made through vaccinations. We continue to instruct all but a limited number of our global workforce to work remotely as a precautionary measure intended to minimize the risk of the virus to them and the communities in which we operate, while we continue to focus on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges presented by the COVID-19 pandemic. We also continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, component cost increases, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic, effects of the U.S. trade war with China, increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints, that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end market demand. The increased lead time in production due to component shortages and supply chain disruption brought our inventory down to a record low level at $38.4 million as of December 31, 2021. In addition, as of December 31, 2021, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the year ended December 31, 2021, we saw a 138% increase in freight-in expense compared to the prior year, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to persist in 2022. While we have been broadly successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance.

In addition, as a result of the COVID-19 pandemic, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of our hedging instruments, among others. During the second quarter of 2021, we evaluated our existing real estate lease portfolio in light the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce. This evaluation resulted in the decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment. Refer to Note 5, Balance Sheet Components in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about the impairment of the right-of-use asset and long-lived assets.

Throughout 2021, we remained focused on navigating these on-going challenges presented by the COVID-19 pandemic through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing excess office space. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Components of Our Operating Results

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid service revenue and NRE service revenue from Verisure. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our first generation camera products under our old business model come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support. Our second generation camera, doorbell and floodlight products under our new business model come with a prepaid service that includes a one-year free trial period of Arlo Smart bundled with our Arlo Ultra products launched in early 2019, and a three-month free trial period of Arlo Smart bundled with our products launched after September 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our services also include certain development services provided to Verisure under a NRE arrangement as part of the disposal of our commercial operations in Europe in the fourth quarter of 2019. Refer to Note 4, Disposal of Business in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the NRE arrangement.

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

Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. Refer to Note 4, Disposal of Business in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of the Supply Agreement.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers; overhead costs, including personnel expense for operation staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory, royalties to third parties; and amortization expense of certain acquired intangibles. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, as well as NRE service costs incurred under the Verisure NRE arrangement.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: product and service mix, sales channel mix, registered accounts' acceptance of paid subscription service offerings, fluctuation in foreign exchange rates and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty product conversion costs, charges for excess or obsolete inventory, and amortization of acquired intangibles. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and services costs and gross margin.

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and IT and facilities overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to stay relatively flat in absolute dollars as we manage our expenses while continuing to develop new product and service offerings. Research and development expense directly attributable to delivering the Verisure NRE is recognized in cost of service.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and credit card processing fees. We expect our sales and marketing expense to increase in the future as we invest in marketing to drive awareness of our brand and drive demand for our products and services.

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

Impairment Charges

During the second quarter of 2021, we reviewed certain of our right-of-use assets and other lease-related assets for impairment in conjunction with our decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge for the right-of-use asset and other lease-related assets included in the San Jose office asset group.

Separation Expense

Separation expense consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR.

Gain on Sale of Business

Gain on sale of business represents the gain on the sale of our commercial operations in Europe in the fourth quarter of 2019.

Interest Income
Interest income represents interest earned on our cash, cash equivalents and short-term investments. We expect our interest income in absolute dollars to stay relatively flat as we deploy our short-term investments and cash and cash equivalents to fund our operations, while interest rates are expected to increase.

Other Income (Expense), Net

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included any reimbursement for the Verisure TSA and the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for qualified wages in Other income.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the consolidated statements of operations data, which we derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2021		2020
	(In thousands, except percentage data)
Revenue:
Products	$331,620	76.2%	$284,868	79.8%
Services	103,517	23.8%	72,286	20.2%
Total revenue	435,137	100.0%	357,154	100.0%
Cost of revenue:
Products	285,334	65.6%	263,905	73.9%
Services	41,768	9.6%	37,860	10.6%
Total cost of revenue	327,102	75.2%	301,765	84.5%
Gross profit	108,035	24.8%	55,389	15.5%
Operating expenses:
Research and development	59,063	13.6%	60,137	16.8%
Sales and marketing	48,909	11.2%	49,064	13.7%
General and administrative	49,489	11.4%	51,096	14.3%
Impairment charges	9,116	2.1%	—	—%
Separation expense	1,596	0.4%	248	0.1%
Gain on sale of business	—	—%	(292)	(0.1)%
Total operating expenses	168,173	38.6%	160,253	44.9%
Loss from operations	(60,138)	(13.8)%	(104,864)	(29.4)%
Interest income	11	0.0%	802	0.2%
Other income (expense), net	4,775	1.1%	3,436	1.1%
Loss before income taxes	(55,352)	(12.7)%	(100,626)	(28.2)%
Provision for income taxes	677	0.2%	625	0.2%
Net loss	$(56,029)	(12.9)%	$(101,251)	(28.3)%

Revenue

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Americas	$271,182	0.7%	$269,395
Percentage of revenue	62.3%		75.4%
EMEA	$134,232	117.1%	$61,832
Percentage of revenue	30.8%		17.3%
APAC	$29,723	14.6%	$25,927
Percentage of revenue	6.8%		7.3%
Total revenue	$435,137	21.8%	$357,154

Revenue increased 21.8% across all geographic regions for the year ended December 31, 2021 compared to the prior year. Product revenue increased by $46.8 million, or 16.4% for the year ended December 31, 2021 compared to the prior year, primarily driven by a 117.1% increase in product sales to Verisure. The increase is also driven by customer mix and the associated contractual terms and the decreases in provisions for sales returns, price protection and marketing expenditures deemed to be a reduction of product revenue. Service revenue increased by $31.2 million, or 43.2%, for the year ended December 31, 2021 compared to the prior year, primarily due to increased paid accounts.

Cost of Revenue

The following table presents cost of revenue for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Cost of revenue:
Products	$285,334	8.1%	$263,905
Services	41,768	10.3%	37,860
Total cost of revenue	$327,102	8.4%	$301,765

Cost of revenue increased 8.4% for the year ended December 31, 2021 compared to the prior year driven by increases in both product revenue and service revenue. Cost of product revenue increased $21.4 million, or 8.1% for the year ended December 31, 2021 compared to the prior year, primarily due to increases in shipped product costs and freight-in expense as a result of COVID-19 related supply chain disruption, partially offset by lower warranty cost and excess and obsolete inventory provision compared to the prior year. The decrease in warranty cost is a result of a lower scrap rate driven by increased and more profitable refurbished product sales, lower returns and fewer product transitions. The decrease in excess and obsolete inventory provision is due to fewer product transitions and more effective inventory management. Cost of service revenue increased $3.9 million, or 10.3% for the year ended December 31, 2021 compared to the prior year, driven by service revenue growth, offset by cost optimizations implemented.

Gross Margin

The following table presents gross margin for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Gross margin:
Products	$46,286	120.8%	$20,963
Services	61,749	79.4%	34,426
Total gross margin	$108,035	95.0%	$55,389
Gross margin percentage:
Products	14.0%		7.4%
Services	59.7%		47.6%
Total gross margin percentage	24.8%		15.5%

Gross margin increased for the year ended December 31, 2021 compared to the prior year, due to a combination of both product and service margin increases. The product margin increase is primarily due to customer mix driving a decreased provision for price protection and lower marketing expenditures that are deemed to be reductions of revenue, decreased warranty costs and a lower excess and obsolete inventory provision, partially offset by higher freight-in costs as a result of COVID-19 related supply chain disruption. Service margin increased for year ended December 31, 2021, compared to the prior year, primarily due to an increase in paid service revenue coupled with various cost optimizations implemented.

Operating Expenses

Research and Development

The following table presents research and development expense for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Research and development expense	$59,063	(1.8)%	$60,137

Research and development expense decreased for the year ended December 31, 2021 compared to the prior year, due to a decrease of $2.8 million in IT and facility overhead, partially offset by an increase of $0.9 million in personnel-related expenses and a decrease of $1.0 million in various research and development expenses that were attributed to the Verisure NRE arrangement. For the year ended December 31, 2021, research and development expenses amounting to $2.8 million were attributed to the Verisure NRE arrangement and classified as cost of service revenue.

Sales and Marketing

The following table presents sales and marketing expense for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Sales and marketing expense	$48,909	(0.3)%	$49,064

Sales and marketing expense decreased for the year ended December 31, 2021 compared to the prior year, primarily due to a decrease of $1.8 million in outside professional services and a decrease of $1.7 million in marketing expenditures, partially offset by an increase of $2.1 million in personnel-related expenses, and an increase of $1.4 million in credit card processing fees driven by the growth in sales from Arlo's direct to consumer store and paid accounts service revenue.

General and Administrative

The following table presents general and administrative expense for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
General and administrative expense	$49,489	(3.1)%	$51,096

General and administrative expense decreased for the year ended December 31, 2021 compared to the prior year, primarily due to a decrease of $4.0 million in personnel-related expenditures partially brought about by the one-time charge for stock-based compensation expense recognized in the first quarter of 2020 upon the voluntary forfeiture of our CEO's stock options in January 2020, a decrease of $1.9 million in legal and professional services and a decrease of $0.8 million in Verisure transaction costs which was recognized in the first half of 2020, partially offset by an increase of $1.6 million in IT and facility overhead.

Impairment Charges

The following table presents impairment charges for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Impairment charges	$9,116	**	$—
	**Percentage change not meaningful.

During the second quarter of 2021, we reviewed certain of our right-of-use assets and other lease-related assets for impairment in conjunction with our decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge of $9.1 million, which included $6.8 million associated with the right-of-use assets and $2.3 million associated with the leasehold improvements and furniture, fixtures and equipment included in the San Jose office asset group. Refer to Note 5, Balance Sheet Components in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about the impairment of the right-of-use asset and long-lived assets.

Separation Expense

The following table presents separation expense for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Separation expense	$1,596	543.5%	$248

Separation expense consists primarily of the costs of legal and professional services for IPO-related litigation associated with our Separation from NETGEAR.

Gain on sale of business

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Gain on sale of business	$—	**	$(292)
	**Percentage change not meaningful.

In the fourth quarter of 2019, we sold our commercial operations in Europe which resulted in a gain on sale of business. In the first quarter of 2020, we recognized an additional gain of $0.3 million as a result of the final working capital adjustment. Refer to Note 4, Disposal of Business in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a complete discussion of this disposal.

Interest Income and Other Income (Expense), Net
The following table presents other income (expense), net for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Interest income	$11	(98.6)%	$802
Other income (expense), net	$4,775	39.0%	$3,436

Interest income decreased for the year ended December 31, 2021, compared to the prior year, primarily due to the decrease in our short-term investments and cash and cash equivalents as we funded our operations and a decline in interest rates. Other income (expense), net increased for the year ended December 31, 2021 compared to the prior year, primarily due to the ERC under the CARES Act for qualified wages amounting to $1.8 million, which was recognized as Other income in the second quarter of 2021, partially offset by decreases in Verisure TSA related income. The CARES Act was signed into law on March 27, 2020 in response to the COVID-19 pandemic. The ERC, as one of the provisions that provide economic relief for individuals and businesses under the CARES Act, is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.

Provision for Income Taxes

Provision for income taxes and effective tax rate consisted of the following:

	Year Ended December 31,
	2021	% Change	2020
	(In thousands, except percentage data)
Provision for income taxes	$677	8.3%	$625
Effective tax rate	(1.2)%		(0.6)%

Our effective tax rate for 2021 was lower than the U.S. federal income tax rate of 21% primarily due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

The increase in provision for income taxes for the year ended December 31, 2021 compared to the prior year was primarily due to higher foreign earnings in 2021. Refer to Note 9, Income taxes in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional discussion.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2021, our accumulated deficit was $288.8 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of December 31, 2021, we had cash, cash equivalents and short-term investments totaling $175.7 million. As of December 31, 2021, 7.4% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. In October 2021, we entered into the Credit Agreement with Bank of America, N.A., providing for a credit facility of up to $40.0 million. In addition, the Credit

Agreement includes an uncommitted accordion feature that allows us to request the lender increase the loan commitments by up to an additional $25.0 million, subject to the satisfaction of certain conditions. As of December 31, 2021, we have not borrowed against this credit facility. Refer to Note 10, Debt in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement.

Based on our current plans, the Credit Agreement with Bank of America, N.A., and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or to make investments for other purposes, such as acquisitions.

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

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash used in operating activities	$(23,197)	$(46,530)
Net cash provided by (used in) investing activities	17,732	(3,975)
Net cash used in financing activities	(4,970)	(23)
Net decrease in cash and cash equivalents and restricted cash	$(10,435)	$(50,528)

Operating activities

Net cash used in operating activities decreased by $23.3 million for the year ended December 31, 2021 compared to the prior year. This decrease comprised a $48.7 million reduction in adjusted net loss for cash flows, offset by an increase in working capital used in operations of $25.4 million, mainly driven by an increase in accounts receivable and a decrease in deferred revenue, partially offset by increased accounts payable and lower inventory balance.

Our days sales outstanding (“DSO”) decreased to 50 days as of December 31, 2021 as compared to 64 days as of December 31, 2020, primarily due to more front-loaded shipments in the fourth quarter and slightly improved quarter end aging. Typically, our DSO in the fourth quarter is higher due to seasonal payment terms provided to our larger customers, while service revenue is typically a lower percentage of our revenue in the fourth quarter. Inventory decreased to $38.4 million as of December 31, 2021 from $64.7 million as of December 31, 2020, driven by longer production lead times, component shortages and supply chain disruptions, which necessitated extensive use of air freight, all of which were brought about by COVID-19-related issues, coupled with lower returns. Our ending inventory turns were 10.5x in the three months ended December 31, 2021 up from 5.0x turns in the three months ended December 31, 2020, primarily as a result of the lower inventory balance and extensive use of air freight, as previously discussed. Our accounts payable increased to $84.1 million as of December 31, 2021 from $62.2 million as of December 31, 2020, primarily as a result of higher inventory purchases in the fourth quarter of 2021.

Investing activities

Net cash used in investing activities decreased by $21.7 million for the year ended December 31, 2021 compared to the prior year, primarily due to maturity of our of short-term investments.

Financing activities

Net cash used in financing activities was $5.0 million for the year ended December 31, 2021 and comprised withholding tax from restricted stock unit releases of $13.2 million, offset by proceeds from our 2018 Employee Stock Purchase Plan contributions and exercises of stock options of $8.23 million.

Backlog

Our backlog consists of products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment. As of December 31, 2021, we had a backlog of $4.4 million, compared to $5.7 million as of December 31, 2020. As we typically fulfill orders received within a relatively short period after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Operating Leases

We entered into several office lease agreements under non-cancelable operating leases with various expiration dates through June 2029. The terms of certain of our facility leases provide for rental payments on a graduated scale. We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The amounts presented are consistent with contractual terms and are not expected to differ significantly unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space. For the years ended December 31, 2021 and 2020, gross rent expense was $7.0 million in both years.

Letters of Credit

In connection with the lease agreement for office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2021, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease agreement.

Purchase Obligations

We enter into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of the orders are cancelable by giving notice of 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date. As of December 31, 2021, we had $32.9 million in non-cancelable purchase commitments with suppliers. We expect to sell all products for which we have committed purchases from suppliers.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the regulations of the SEC. The preparation of the consolidated financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements.

We have listed below our critical accounting estimates which require management to make difficult, subjective and complex judgements often as a result of the need to make estimate on matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or assumptions. Actual results could differ from those estimates.

Revenue recognition

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

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time we recognize revenue, we record an estimate of future warranty returns to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers. At the time we record the reduction to revenue related to warranty returns, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. Our standard warranty obligation to end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We record the estimated cost associated with fulfilling the warranty obligation to end-users in cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results, and we may have to record additional revenue reductions or charges to cost of revenue, which could materially impact our financial position and results of operations. As of December 31, 2021 and 2020, accrued warranty-related returns amounted to $18.0 million and $24.9 million, respectively.

In addition to warranty-related returns, certain distributors and retailers generally have the right to return products for stock rotation purposes. Upon shipment of the product, we reduce revenue by an estimate of potential future stock rotation returns related to the current period product revenue. We analyze historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for stock rotation returns. Our estimated allowances for returns due to stock rotation can vary from actual results, and we may have to record additional revenue reductions, which could materially impact our financial position and results of operations. As of December 31, 2021 and 2020, accrued stock rotation amounted to $1.8 million and $4.2 million, respectively

We accrue for sales incentives offered to customers as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenue. As a consequence, we record a substantial portion of our channel marketing costs as a reduction of revenue. We record estimated reductions to revenue for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future. As of December 31, 2021 and 2020, accrued sales and marketing amounted to $31.4 million and $38.6 million, respectively.

Valuation of Inventory

We value our inventory at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value to account for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments and compare those quantities to our estimated forecast of product demand for the next nine months to determine what inventory, if any, is not salable. We base our analysis on the product demand forecast but take into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the carrying value of the affected inventory to account for estimated excess and obsolete amounts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit. At December 31, 2021 and 2020, excess and obsolescence reserve amounted to $2.7 million and $6.3 million, respectively.

Long-lived Assets and Right-of-use Assets Impairment

During the second quarter of 2021, we evaluated our real estate lease portfolio in light of the COVID-19 pandemic and the changing nature of office space use by our workforce. This evaluation included a decision to sublease our office space in San Jose, California. This change in the use of our San Jose office space led management to test the recoverability of the carrying amount of the asset group related to the sublease. On May 25, 2021, the carrying amount of the asset group exceeded the anticipated undiscounted value of the sublease income over the sublease term. Accordingly, we reviewed certain of our right-of-use assets and other lease related assets including leasehold improvements, furniture, fixtures and equipment under the sublease asset group for impairment.

As a result of the evaluation, we recorded an impairment charge of $9.1 million, which included $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment, in the second quarter of 2021. The assets found to be impaired were written down to their fair value calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rate that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy. Refer to Note 6, Fair Value Measurements and Note 11, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for additional information about the fair value measured on a non-recurring basis and for further information about the sublease, respectively.

Goodwill Impairment

On the first day of the fourth quarter of 2021, we performed an annual assessment of goodwill at the reporting unit level. We operate as one operating and reportable segment. We performed a qualitative assessment in consideration of macroeconomic conditions, industry and market conditions, cost factors, overall company financial performance, and changes in our stock price. We believed that it was more-likely-than-not that the fair value of the reporting unit was greater than our respective carrying value and therefore performing the next step of impairment test for the reporting unit was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2021, and 2020. If there are events occurred or circumstances changed (i.e. a decline in our stock price based on market conditions and deterioration of our business) that would more likely than not reduce our fair value below the carrying amount, we may have to record a charge to our earnings for the associated goodwill impairment of up to $11.0 million.

Uncertain Tax Position

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We apply significant judgement in determining our uncertain tax positions. Although we believe that our reserves of uncertain tax position are reasonably adequate, no assurance can be given that the final outcome of these matters will not be different from our reserves. When facts and circumstances change, our reserves are adjusted, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the reserves recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results.

Recent Accounting Pronouncements

For a complete description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial condition and results of operations, refer to Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal year 2021.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These risks may change over time as our business evolves and could negatively impact our operating results and financial condition. As we grow our operations, our exposure to foreign currency risk could become more significant. In the third fiscal quarter of 2018, we established a hedge program to hedge foreign currency exchange risks and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes. See Note 2, Summary of Significant Accounting Policies for more information regarding the hedge program.

As of December 31, 2021, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would have an immaterial impact on our net loss for the period. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2021 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the years ended December 31, 2021 and 2020, 6% and 10% of revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 2, 2022

We have served as the Company's auditor since 2018.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$175,749	$186,127
Short-term investments (amortized cost of $— and $19,996)	—	19,997
Accounts receivable, net (net of allowance for credit losses of $337 and $519)	79,564	77,643
Inventories	38,390	64,705
Prepaid expenses and other current assets	9,919	8,076
Total current assets	303,622	356,548
Property and equipment, net	9,595	15,821
Operating lease right-of-use assets, net	14,814	23,998
Goodwill	11,038	11,038
Restricted cash	4,107	4,164
Other non-current assets	4,314	2,399
Total assets	$347,490	$413,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,098	$62,171
Deferred revenue	29,442	53,142
Accrued liabilities	97,377	121,766
Income tax payable	12	267
Total current liabilities	210,929	237,346
Non-current deferred revenue	1,344	16,563
Non-current operating lease liabilities	21,470	25,029
Non-current income taxes payable	94	104
Other non-current liabilities	1,001	1,159
Total liabilities	234,838	280,201
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 84,453,212 at December 31, 2021 and 79,336,242 at December 31, 2020	84	79
Additional paid-in capital	401,367	366,455
Accumulated other comprehensive income	—	3
Accumulated deficit	(288,799)	(232,770)
Total stockholders’ equity	112,652	133,767
Total liabilities and stockholders’ equity	$347,490	$413,968

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenue:
Products	$331,620	$284,868	$323,242
Services	103,517	72,286	46,765
Total revenue	435,137	357,154	370,007
Cost of revenue:
Products	285,334	263,905	307,348
Services	41,768	37,860	26,855
Total cost of revenue	327,102	301,765	334,203
Gross profit	108,035	55,389	35,804

Operating expenses:
Research and development	59,063	60,137	69,384
Sales and marketing	48,909	49,064	56,985
General and administrative	49,489	51,096	47,624
Impairment charges	9,116	—	—
Separation expense	1,596	248	1,913
Gain on sale of business	—	(292)	(54,881)
Total operating expenses	168,173	160,253	121,025

Loss from operations	(60,138)	(104,864)	(85,221)
Interest income	11	802	2,737
Other income, net	4,775	3,436	913
Loss before income taxes	(55,352)	(100,626)	(81,571)
Provision for income taxes	677	625	4,380
Net loss	$(56,029)	$(101,251)	$(85,951)

Net loss per share:
Basic	$(0.68)	$(1.30)	$(1.14)
Diluted	$(0.68)	$(1.30)	$(1.14)
Weighted average shares used to compute net loss per share:
Basic	82,688	78,084	75,074
Diluted	82,688	78,084	75,074

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(56,029)	$(101,251)	$(85,951)
Other comprehensive income (loss), before and after tax:
Unrealized gain (loss) on derivative instruments	(2)	27	(27)
Unrealized gain (loss) on available-for-sale securities	(1)	(22)	25
Total other comprehensive income (loss), before tax	(3)	5	(2)
Total other comprehensive income (loss), net of tax	(3)	5	(2)
Comprehensive loss	$(56,032)	$(101,246)	$(85,953)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2018	74,247	$74	$315,277	$—	$(45,849)	$269,502
Cumulative-effect adjustment from adoption of ASC 842, net of tax	—	—	—	—	281	281
Net loss	—	—	—	—	(85,951)	(85,951)
Stock-based compensation expense	—	—	19,582	—	—	19,582
Issuance of common stock under stock-based compensation plans	1,152	1	12	—	—	13
Issuance of common stock under Employee Stock Purchase Plan	767	1	1,825	—	—	1,826
Restricted stock unit withholdings	(380)	—	(1,875)	—	—	(1,875)
Change in unrealized gains on available-for-sale securities, net of tax	—	—	—	25	—	25
Change in unrealized losses on derivatives, net of tax	—	—	—	(27)	—	(27)
Balance as of December 31, 2019	75,786	76	334,821	(2)	(131,519)	203,376
Net loss	—	—	—	—	(101,251)	(101,251)
Stock-based compensation expense	—	—	27,418	—	—	27,418
Settlement of liability classified restricted stock unit	—	—	4,242	—	—	4,242
Issuance of common stock under stock-based compensation plans	3,720	3	1,727	—	—	1,730
Issuance of common stock under Employee Stock Purchase Plan	1,110	1	3,024	—	—	3,025
Restricted stock unit withholdings	(1,280)	(1)	(4,777)		—	(4,778)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Change in unrealized gains on derivatives, net of tax	—	—	—	27	—	27
Balance as of December 31, 2020	79,336	79	366,455	3	(232,770)	133,767
Net loss	—	—	—	—	(56,029)	(56,029)
Stock-based compensation expense	—	—	24,792	—	—	24,792
Settlement of liability classified restricted stock unit	—	—	15,095	—	—	15,095
Issuance of common stock under stock-based compensation plans	6,538	8	5,261	—	—	5,269
Issuance of common stock under Employee Stock Purchase Plan	602	—	2,962	—	—	2,962
Restricted stock unit withholdings	(2,023)	(3)	(13,198)	—	—	(13,201)
Change in unrealized losses on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in unrealized losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Balance as of December 31, 2021	84,453	$84	$401,367	$—	$(288,799)	$112,652

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(56,029)	$(101,251)	$(85,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,975	10,206	10,681
Stock-based compensation expense	38,030	35,247	22,894
Impairment charges	9,116	—	—
Allowance for credit losses and inventory reserves	(3,125)	964	(2,921)
Gain on sale of business	—	(292)	(54,881)
Deferred income taxes	(296)	50	(210)
Premium amortization (discount accretion) on investments, net	(3)	54	(461)
Changes in assets and liabilities:
Accounts receivable, net	(1,739)	49,765	38,247
Inventories	29,258	2,862	53,604
Prepaid expenses and other assets	(3,463)	10,441	11,525
Accounts payable	22,156	(49,282)	28,791
Deferred revenue	(38,919)	3,607	22,567
Accrued liabilities	(24,158)	(8,901)	(34,714)
Net cash provided by (used in) operating activities	(23,197)	(46,530)	9,171
Cash flows from investing activities:
Purchases of property and equipment	(2,268)	(3,892)	(6,664)
Proceeds from sale of business	—	—	52,694
Purchases of short-term investments	—	(50,083)	(29,768)
Proceeds from maturities of short-term investments	20,000	50,000	60,000
Net cash provided by (used in) investing activities	17,732	(3,975)	76,262
Cash flows from financing activities:
Restricted stock unit withholdings	(13,201)	(4,778)	(1,875)
Proceeds related to employee benefit plans	8,231	4,755	1,837
Net cash used in financing activities	(4,970)	(23)	(38)
Net increase (decrease) in cash and cash equivalents and restricted cash	(10,435)	(50,528)	85,395
Cash and cash equivalents and restricted cash, at beginning of period	190,291	240,819	155,424
Cash and cash equivalents and restricted cash, at end of period	$179,856	$190,291	$240,819

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$379	$564	$1,086
De-recognized fair value of build-to-suit lease	$—	$—	$(21,610)
Supplemental cash flow information:
Cash paid for income taxes, net	$964	$5,614	$960

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation
The Company

Arlo Technologies, Inc. ("Arlo" or "the Company") combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions - Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific (“APAC”), and primarily generates revenue by selling devices through retail channels, wholesale distribution, wireless carrier channels, security solution providers, its direct to consumer store and paid subscription services.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2021 are not necessarily indicative of the results that may be expected for any future period.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with the Company’s lease agreement for office space in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions.

The following table shows reconciliation of cash and cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows:

	As of December 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$175,749	$186,127	$236,680
Restricted cash	4,107	4,164	4,139
Total as presented on the consolidated statements of cash flows	$179,856	$190,291	$240,819

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

Derivative financial instruments

The Company’s subsidiaries have had, and will continue to have material future cash flows, including revenue and expenses, which are denominated in currencies other than the Company’s functional currency. The Company and all its subsidiaries designate the U.S. dollar as the functional currency. Changes in exchange rates between the Company’s functional currency and other currencies in which the Company transacts business will cause fluctuations in cash flow

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expectations and cash flow realized or settled. Accordingly, the Company uses derivatives to mitigate its business exposure to foreign exchange risk. The Company enters into foreign currency forward contracts in Australian dollars and Canadian dollars to manage its exposure to foreign exchange risk related to expected future cash flows on certain forecasted revenue, cost of revenue, operating expenses and existing assets and liabilities.

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, cost of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings.

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

The Company’s customers are primarily retailers, wholesale distributors and security solution providers who sell or distribute the products to a large group of end-users. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and performance and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay. The Company does not require collateral from its customers. Historically, a substantial portion of the Company’s revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2021, three customers accounted for 35.3%, 20.1% and 10.1% of the Company's total accounts receivable, net. As of December 31, 2020, three customers accounted for 32.7%, 18.5% and 15.3% of the Company’s total accounts receivable, net. No other customers accounted for 10% or greater of the Company's total accounts receivable, net.

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

Goodwill

Goodwill pertains to the acquisitions of Avaak, Inc. and Placemeter, Inc. Goodwill represents the amount by which the purchase price exceeds estimated fair value of net assets of businesses acquired in a business combination. The Company performs an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter. The Company identified that it has one reporting unit for the purpose of goodwill impairment testing and the reporting unit is at the same level as its operating segment and reportable segment. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Should certain events or indicators of impairment occur between annual impairment tests, the Company will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include a significant decline in the Company’s expected future cash flows, a sustained, significant decline in the Company’s stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, events affecting the reporting units, and changes in the Company’s stock price. If the reporting unit does not pass the qualitative assessment, the Company estimates its fair value and compares the fair value with the carrying amount of its reporting unit, including goodwill. If the fair value is greater than the carrying amount of its reporting unit, no impairment is recorded. If the fair value is less than the carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that reporting unit. The impairment charge, if any, would be recorded to earnings in the consolidated statements of operations.

Revenue recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The majority of revenue comes from sales of hardware products to customers (retailers, distributors, security solution providers, service providers, and individual consumers through Arlo's direct to consumer store). Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery, dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Long-term Supply Arrangement - Verisure

The Company has entered into a Supply Agreement as part of the disposal of the Company's commercial operations in Europe as discussed in Note 4, Disposal of Business, where Verisure prepays future product purchases with a minimum product purchase commitment also required. The Supply Agreement includes product purchases, paid subscription services, basic services, and an option for Verisure to acquire development services by submitting a statement of work (“SOW”). Products sold come with a standard twelve months warranty. Verisure assumes responsibilities for all warranty claims, returns of products and certain technical support provided to the end users. The Company provides technical support for paid subscription services where Verisure cannot resolve the issue. Verisure is responsible for any marketing and promotion of the Company's products and services sold in Europe.

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

NRE Arrangement - Verisure

The Supply Agreement also provides for certain development services under an SOW to Verisure ("NRE arrangement") as part of the disposal of the Company's commercial operations in Europe as discussed in Note 4, Disposal of Business. In the NRE arrangement, Verisure pays non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services promised under the SOW are highly interdependent or interrelated inputs that produce a single combined output given the nature of such arrangements. The output (or work-in-progress of such output) typically has no alternative use to the Company given the customized nature of the arrangement and the Company has enforceable rights given that the non-refundable milestone payments are prepayments in nature; control for NRE development services therefore transfers over time.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Shipping and handling costs

The Company includes shipping and handling fees billed to customers in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where the Company gives a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in Sales and marketing expenses. The Company has elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $2.9 million, $2.7 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Contract costs

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in sales and marketing and general and administrative expenses. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. There were no deferred commissions as of December 31, 2021 and 2020.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contract balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue on the consolidated balance sheets. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer. Refer to Note 3, Deferred Revenue for detailed disclosures regarding changes in contract balances for the years ended December 31, 2021 and 2020.

Research and development

Costs incurred in the research and development of new products are expensed as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $9.6 million, $12.7 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-based compensation

The Company’s employees have historically participated in NETGEAR’s stock-based compensation plans. The Company’s consolidated statements of operations reflect compensation expense for the stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated. Equity awards granted by the Company under its own stock-based compensation plans are comprised of stock options, restricted stock units ("RSUs"), performance RSUs ("PSUs"), and market-based performance RSUs ("MPSUs"). The Company measures stock-based compensation costs at the grant date based on the fair value of the award. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of RSUs and PSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company utilizes a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between the Company and Russell 2000 Index, risk-free interest rates, and dividend yield. The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period, usually the vesting period, which is generally four years for stock options and three to four years for RSUs. For PSUs, stock-based compensation expense associated with individual performance milestones is recognized over the expected performance achievement period when the achievement becomes probable. For MPSUs, stock-based compensation expense is recognized ratably over the performance period subject to achievement of market conditions. The Company records forfeitures as they occur.

The Company's 2018 Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with the opportunity to purchase the Company's common stock through accumulated payroll deductions at the end of specified purchase period. Eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each purchasing period is generally six months. The Company determines the fair value using the Black-Scholes Model using various inputs, including its estimate of expected volatility, term, dividend yield and risk-free interest rate. The Company recognizes compensation costs for the ESPP on a straight-line basis over the requisite service period of the award.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first fiscal quarter of 2019.

The Company determines if an arrangement is a lease at inception. Under the new standard, operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for fixed lease payments are recognized in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the incremental borrowing rate based on the information available is used at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made before the lease commencement date less any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the options. The lease agreements with lease and non-lease components are generally accounted as a single component.

In addition, certain operating lease agreements contain tenant improvement allowances ("TIA") from the landlords. The Company records lessee-owned improvements as leasehold improvements within Property and equipment, net on its consolidated balance sheets and the TIA as a reduction to the ROU asset with the impact of the decrease recognized prospectively over the remaining lease term. The Company records lessor-owned improvements as a prepaid rent within Prepaid expenses and other current assets on its consolidated balance sheets and the TIA as a reduction to prepaid rent.

Sublease revenue from the Company's sublet office space in San Jose, California is recognized on a straight-line basis over the term of the sublease and is recorded as a reduction of rental expense.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards and performance shares, and issuances of shares under the ESPP, which are reflected in diluted net loss per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive.

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

Income taxes

The Company records its provision for income taxes in its consolidated financial statements using the asset and liability method. Under this method, the Company recognizes income tax liabilities or receivable for the current year. The Company also recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more likely than not to be realized. The Company's assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing the Company's future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. The Company has placed a valuation allowance against U.S. federal and state deferred tax assets and certain foreign tax attribute carryforwards since it does not anticipate to realize the benefits of deferred tax assets.

The Company recognizes tax benefits from uncertain tax positions only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As the Company expands internationally, it will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. The Company's policy is to adjust these unrecognized tax benefits in the period when facts and circumstances change, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company's financial condition and operating results. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related interest and penalties.

The Tax Act introduced the GILTI provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of a U.S company in excess of a deemed return on their tangible assets. The Company recognizes the tax on GILTI as a period cost when the tax is incurred.

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

There were no accounting pronouncements adopted during the year ended December 31, 2021.

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

Note 3. Deferred Revenue

Deferred revenue consists of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Deferred revenue consists of prepaid services and customer billings in advance of revenues being recognized from the Company's subscription contracts. Advance payments include prepayments for products and NRE services under the Supply Agreement with Verisure. Refer to Note 4, Disposal of Business for a complete discussion of the Verisure transaction.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$36,028	$1,165	$191	$37,384

The performance obligation greater than one year pertains to revenue deferral from prepaid services.

Contract Balances

The following table reflects the changes in contract balances for the year ended December 31, 2021 and 2020:

				2021	2021
	Balance Sheet Location	December 31, 2021	December 31, 2020	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$79,564	$77,643	$1,921	2.5%
Contract liabilities - current	Deferred revenue	$29,442	$53,142	$(23,700)	(44.6)%
Contract liabilities - non-current	Non-current deferred revenue	$1,344	$16,563	$(15,219)	(91.9)%

For the year ended December 31, 2021, compared to the previous year, Accounts receivable, net increased, primarily driven by an increase in revenue in the fourth quarter of 2021, current portion of deferred revenue decreased, primarily due to utilization of Verisure prepayment for product purchases and Verisure NRE installment payments and recognition of prepaid service revenue; and Non-current deferred revenue decreased due to recognition of prepaid service revenue and utilization of Verisure prepayment for product purchases.

For the years ended December 31, 2021 and 2020, $88.7 million and $90.9 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue and Verisure prepayments for product purchases, and $96.5 million and $67.3 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $22.9 million and $26.2 million of this recognized revenue was included in the contract liability balance at the beginning of the period. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 14, Segment and Geographic Information for revenue by geography.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The transaction closed on December 30, 2019 pursuant to which the Company received $52.7 million including working capital adjustments, which resulted in a pretax gain of $54.9 million in the fourth fiscal quarter of 2019. In the first fiscal quarter of 2020, the Company recorded an additional gain of $292 thousand that was recorded in Gain on sale of business in the Company's unaudited condensed consolidated statements of operations as a result of the final working capital adjustment. As part of the transaction, certain employees were transferred to Verisure. These employees hold Company RSU awards, and the terms of the RSU awards were modified such that the RSU awards will continue to vest and settle after closing of the transaction in accordance with the original terms and conditions of RSU awards. Refer to Note12, Employee Benefit Plans for further detail relating to this modification.

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

Pursuant to the terms and subject to the conditions set forth in the Supply Agreement, Verisure is the exclusive distributor of Company products in Europe for all channels, and will non-exclusively distribute the Company's products through its direct channels globally for an initial terms of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of December 31, 2021, $160.1 million of the product purchase commitment has been fulfilled. In 2019 and 2020, Verisure prepaid the Company $20.0 million for product purchases in fiscal 2020 and $40.0 million for product purchases in fiscal 2021 and fiscal 2022, respectively.

The Supply Agreement also provides certain NRE service to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $10.0 million, payable in installments upon meeting certain development milestones. In the second fiscal quarter of 2020, an additional $3.5 million was added to the contract price as a result of a modification to Verisure's specification for an Outdoor Custom Camera being developed under the Verisure Agreements. As of December 31, 2021, Verisure has paid $13.5 million for this NRE service. For the years ended December 31, 2021 and 2020, the Company has recognized service revenue of $5.9 million and $7.9 million, respectively, for this NRE service.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As part of the Purchase Agreement, the Company also entered into a Transition Services Agreement with Verisure (“Verisure TSA”) to assist Verisure with the transition of the Company’s European commercial operations. These transition services primarily include IT support and other services, including sales and marketing, operations and supply chain, finance, legal, and human resources. As compensation for these transition services, the Company will be reimbursed by Verisure based on actual direct costs plus allocation of overhead. For the years ended December 31, 2021 and 2020, the Company charged Verisure $2.8 million and $4.0 million, respectively, for Verisure TSA services which was recorded as Other income, given such services are not related to the primary business in which the Company operates. The related Verisure TSA expenses in the same amount were recognized as incurred and reported under their natural expense classification.

Note 5. Balance Sheet Components

Available-for-sale short-term investments

	As of December 31, 2021				As of December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$—	$—	$—	$—	$19,996	$1	$—	$19,997

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any other-than-temporary impairment losses related to available-for-sale short-term investments for the year ended December 31, 2019. During the years ended December 31, 2021 and 2020, the Company did not recognize any allowance for credit losses related to available-for-sale short-term investments.

Accounts receivable, net

	As of December 31,
	2021	2020
	(In thousands)
Gross accounts receivable	$79,901	$78,162
Allowance for credit losses	(337)	(519)
Total accounts receivable, net	$79,564	$77,643

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the period	$519	$609	$127
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	—	—	—
Provision for (release of) expected credit losses	(182)	186	482
Amount recovered due to collection	—	(276)	—
Balance at the end of the period	$337	$519	$609

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of December 31,
	2021	2020
	(In thousands)
Machinery and equipment	$13,302	$14,397
Software	13,928	13,192
Computer equipment	4,062	4,083
Leasehold improvements	4,922	8,023
Furniture and fixtures	2,404	4,048
Total property and equipment, gross	38,618	43,743
Accumulated depreciation	(29,023)	(27,922)
Total property and equipment, net (1)	$9,595	$15,821
_________________________
(1)    $2.4 million property and equipment, net was included in the sublease arrangement for the San Jose office building as of December 31, 2021. No property and equipment, net was included in the sublease arrangement for the San Jose office building as of December 31, 2020 as the sublease agreement became effective in the third quarter of 2021.

Depreciation expense pertaining to property and equipment was $5.9 million, $8.8 million and $9.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As a result of the evaluation, the Company recorded an impairment charge of $9.1 million, which included $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment, in the second quarter of 2021. The assets found to be impaired were written down to their fair value calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rate that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement". Refer to Note 6, Fair Value Measurements, for additional information about the fair value measured on a non-recurring basis and Note 11, Commitments and Contingencies, for further information about the sublease.

Goodwill

There was no change in the carrying amount of goodwill during the year ended December 31, 2021, and the goodwill as of December 31, 2021 and December 31, 2020 was $11.0 million.

Goodwill Impairment

On the first day of the fourth quarter of 2021, the Company performed an annual assessment of goodwill at the reporting unit level. The Company operates as one operating and reportable segment. A qualitative assessment was performed

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in consideration of macroeconomic conditions, industry and market conditions, cost factors, overall company financial performance, and changes in the Company's stock price. The Company did not believe it is more likely than not that the fair value of the reporting unit is less than its carrying amount and therefore performing the next step of impairment test was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2021, 2020 and 2019. If there are events occurred or circumstances changed (i.e. a decline in the Company’s stock price based on market conditions and deterioration of the Company’s business) that would more likely than not reduce the fair value of the Company below its carrying amount, the Company may have to record a charge to its earnings for the associated goodwill impairment of up to $11.0 million.

Other non-current assets

	As of December 31,
	2021	2020
	(In thousands)
Net deferred taxes assets	$1,565	$1,269
Sublease initial direct cost	1,471	—
Deposits	122	122
Other	1,156	1,008
Total other non-current assets	$4,314	$2,399

Accrued liabilities

	As of December 31,
	2021	2020
	(In thousands)
Sales and marketing	$31,417	$38,577
Sales returns	19,960	37,689
Accrued employee compensation	12,367	15,089
Operating lease liabilities	4,609	4,400
Freight	8,086	3,558
Warranty obligation	1,330	2,451
Other	19,608	20,002
Total accrued liabilities	$97,377	$121,766

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	As of December 31, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$21,935	$21,935	$—
Available-for-sale securities: U.S. Treasuries (1)	—	—	—
Foreign currency forward contracts (2)	65	—	65
Total assets measured at fair value	$22,000	$21,935	$65
Liabilities:
Foreign currency forward contracts (3)	$47	$—	$47
Total liabilities measured at fair value	$47	$—	$47

	December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: U.S. Treasuries (<90 days)	$1,934	$1,934	$—
Available-for-sale securities: U.S. Treasuries (1)	19,997	19,997	—
Foreign currency forward contracts (2)	24	—	24
Total assets measured at fair value	$21,955	$21,931	$24
Liabilities:
Foreign currency forward contracts (3)	$199	$—	$199
Total liabilities measured at fair value	$199	$—	$199
_________________________
(1)Included in Short-term investments on the Company’s consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of December 31, 2021 and 2020 the adjustment for non-performance risk did not have a

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of December 31, 2021 and 2020, the Company has no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. In the second quarter of 2021, in connection with the long-lived assets and right-of-use assets impairment analysis, certain lease related property and equipment assets and right-of-use asset were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the asset group was calculated by utilizing projected cash flows from the sublease, discounted by a market derived discount rate of 8.0%. As of May 25, 2021, the date of measurement, the fair value of the right-of-use asset and other lease related property and equipment were $8.1 million and $2.8 million, respectively. The Company recorded an impairment charge of $9.1 million on the assets measured at fair value on a non-recurring basis, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, in the second quarter of 2021. Refer to Note 5, Balance Sheet Components, for further information about the impairment of the right-of-use assets and long-lived assets.

Note 7. Derivative Financial Instruments

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2021 and 2020 are summarized as follows:

		December 31,			December 31,
Derivative Assets	Balance Sheet Location	2021	2020	Balance Sheet Location	2021	2020
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$65	$22	Other accrued liabilities	$47	$199
Derivative assets designated as hedging instruments	Prepaid expenses and other current assets	—	2	Other accrued liabilities	—	—
Total		$65	$24		$47	$199

Refer to Note 6, Fair Value Measurements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Gross amounts offsetting of derivative instruments

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following tables set forth the offsetting of derivative assets and liabilities as of December 31, 2021 and 2020:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$65	$—	$65	$(47)	$—	$18

As of December 31, 2021				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$47	$—	$47	$(47)	$—	$—

As of December 31, 2020				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$24	$—	$24	$(24)	$—	$—

As of December 31, 2020				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$199	$—	$199	$(24)	$—	$175

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company entered into two forward contracts related to its cash flow hedging program for the year ended December 31, 2021 with an average size of $2.2 million equivalent related to its cash flow hedging program.

The effects of the Company’s cash flow hedges on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2021	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$435,137	$327,102	$59,063	$48,909	$49,489
Gains (losses) on cash flow hedge	$134	$(1)	$—	$(8)	$(1)

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2020	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$357,154	$301,765	$60,137	$49,064	$51,096
Gains (losses) on cash flow hedge	$(32)	$—	$5	$4	$—

	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
Year Ended December 31, 2019	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$370,007	$334,203	$69,384	$56,985	$47,624
Gains (losses) on cash flow hedge	$390	$(3)	$(28)	$(44)	$(13)

The Company expects to reclassify to earnings all of the amounts recorded in AOCI associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the consolidated statements of operations, refer to Note 8, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the year ended December 31, 2021, 2020 and 2019.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about six non-designated derivative per quarter with an average size of $2.3 million USD equivalent. The hedges range typically from 1 to 3 months in duration. The effects of the Company’s non-designated hedge included in Other income (expense), net on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

		December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	2021	2020	2019
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$116	$(95)	$(24)

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in AOCI by component for the years ended December 31, 2021, 2020 and 2019:

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(2)	$2	$—	$—
Other comprehensive income before reclassifications	25	275	—	300
Less: Amount reclassified from accumulated other comprehensive income	—	302	—	302
Net current period other comprehensive income (loss)	25	(27)	—	(2)
Balance as of December 31, 2019	23	(25)	—	(2)
Other comprehensive income (loss) before reclassifications	(22)	4	—	(18)
Less: Amount reclassified from accumulated other comprehensive loss	—	(23)	—	(23)
Net current period other comprehensive income (loss)	(22)	27	—	5
Balance as of December 31, 2020	1	2	—	3
Other comprehensive income (loss) before reclassifications	(1)	122	—	121
Less: Amount reclassified from accumulated other comprehensive income	—	124	—	124
Net current period other comprehensive loss	(1)	(2)	—	(3)
Balance as of December 31, 2021	$—	$—	$—	$—

The following tables provide details about significant amounts reclassified out of each component of AOCI for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
	(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$122	$134	$4	$(32)	$275	$390	Revenue
Foreign currency contracts	—	(1)	—	—	—	(3)	Cost of revenue
Foreign currency contracts	—	—	—	5	—	(28)	Research and development
Foreign currency contracts	—	(8)	—	4	—	(44)	Sales and marketing
Foreign currency contracts	—	(1)	—	—	—	(13)	General and administrative
	$122	$124	$4	$(23)	$275	$302	Total *
_________________________
*    There is no tax impact on all hedging gains and losses from derivative contracts due to the Company’s full valuation allowance of its deferred tax assets.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$(59,370)	$(104,551)	$(103,836)
International	4,018	3,925	22,265
Total	$(55,352)	$(100,626)	$(81,571)

Provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
U.S. Federal	$—	$—	$—
State	21	84	58
Foreign	989	438	4,524
	1,010	522	4,582
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	(333)	103	(202)
	(333)	103	(202)
Total	$677	$625	$4,380

The effective tax rate differed from the U.S. federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Tax benefit at U.S. federal income tax rate	21.0%	21.0%	21.0%
State tax benefit, net of federal benefit	2.9%	4.4%	3.0%
Impact of international operations	1.3%	0.8%	1.4%
U.S. taxes on foreign entities	(3.9)%	2.5%	(3.6)%
Stock-based compensation	(3.0)%	(4.2)%	(2.6)%
U.S. federal tax credits	1.6%	1.6%	1.6%
Change in valuation allowance	(20.3)%	(26.4)%	(23.8)%
Non-deductible transaction costs	(0.6)%	(0.1)%	(0.7)%
Goodwill derecognition	—%	—%	(1.2)%
Other	(0.2)%	(0.2)%	(0.5)%
Benefit (provision) for income taxes	(1.2)%	(0.6)%	(5.4)%

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The significant components of net deferred tax assets consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$10,369	$14,389
Net operating loss carryforwards	26,236	22,216
Stock-based compensation	3,956	3,731
Lease liabilities	6,170	7,063
Deferred revenue	1,763	3,673
Tax credit carryforwards	8,100	6,311
Depreciation and amortization	3,989	2,810
Capitalized research and development expenses	26,186	17,376
Total deferred tax assets	86,769	77,569
Deferred Tax Liabilities:
Right-of-use assets	(3,462)	(5,804)
Total deferred tax liabilities	(3,462)	(5,804)
Valuation Allowance	(81,742)	(70,496)
Net deferred tax assets	$1,565	$1,269

Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the period	$70,496	$43,917	$24,477
Additions (1)	11,246	26,579	19,440
Deductions (2)	—	—	—
Balance at the end of the period	$81,742	$70,496	$43,917
________________________
(1) The increases in valuation allowance were primarily due to the increases in tax attribute carryforwards and capitalized expenditures for income tax purposes.
(2) There were no deductions presented because there has not been a reduction in the valuation allowance.

The fiscal 2020 and 2019 additions and deductions to the deferred tax assets roll-forward have been recast to conform with the fiscal 2021 classification, which is based on each tax jurisdiction. Prior to the recast, the additions and deductions in the deferred tax assets roll-forward were based on the positive and negative movements within the individual components of deferred tax assets.

Realization of the Company’s deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The Company does not anticipate to realize the net U.S. federal and state deferred tax assets and certain foreign tax attributes, which have been fully offset by a valuation allowance. As of December 31, 2021 and 2020, the valuation allowance was $81.7 million and $70.5 million, respectively.

The utilization of the Company's net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of portions of the net operating loss and tax credit carryforwards before utilization.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2021, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal (1)	$14,028	2031
U.S. federal (1)(2)	95,243	Indefinite
California	18,655	2040
Other states	43,804	2024
_________________________
(1)All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382.
(2)All of the losses are subject to usage limitation of 80% of taxable income in a year when the losses will be utilized.

As of December 31, 2021, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal	$4,698	2040
California	3,848	Indefinite
Foreign	1,839	2042

As of December 31, 2021, withholding taxes and state income taxes expected to be incurred on the foreign subsidiaries’ earnings that are not indefinitely reinvested are immaterial.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the period	$1,355	$704	$22
Additions for tax positions taken during the current year	444	503	674
Additions (reductions) for tax positions taken during a prior year	(58)	148	8
Reductions as a result of a lapse of the applicable statute of limitations	(5)	—	—
Balance at the end of the period	$1,736	$1,355	$704

The total amount of unrecognized tax benefits, including immaterial interest and penalties, was $1.7 million and $1.4 million as of December 31, 2021 and 2020, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.

The Company files income tax returns in the U.S. and numerous foreign jurisdictions. The Company is subject to income tax examinations by taxing authorities globally for years ending or after December 31, 2018. As a result of the spin-off of Arlo from NETGEAR in 2018, Arlo filed the consolidated U.S. federal and various combined state income tax returns with NETGEAR for the calendar year ended December 31, 2018. The IRS is currently examining NETGEAR’s U.S. federal income tax return for the calendar year of 2018. In addition, the California Franchise Tax Board began an examination of NETGEAR’s 2018 tax year. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that the estimate has adequately reflected these matters. However, the Company's future results may include adjustments to estimates

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in the period the audits will be resolved, which may impact the Company's effective tax rate. The Company does not expect a significant change in unrecognized tax benefits within the next twelve months.

Note 10. Debt

Revolving Credit Facility

On October 27, 2021, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows the Company to from time to time request that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require the Company to (a) until the Company achieves a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time a Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect. As of December 31, 2021, the Company is in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of December 31, 2021.

On October 27, 2021, concurrent with completing the Credit Agreement with Bank of America, N.A., the credit agreement with Western Alliance Bank, an Arizona corporation, entered into on November 5, 2019, was terminated. There was no amount drawn under this credit agreement at termination.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company’s leases provide for rental payments on a graduated scale. The Company recognizes lease expense on a straight-line basis over the lease term. Gross lease expense was $7.0 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. The lease expense was recorded within Cost of revenue, Research and development, Sales and marketing, and General and administrative on the Company's consolidated statements of operations. Short-term and variable lease costs were included in the lease expense and they were immaterial.

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

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,497	$5,991	$4,888
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,646	$461	$21,742
Other non-cash increases in operating right of use assets	$—	$—	$788

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of December 31,
	2021	2020
Weighted average remaining lease term	6.1 years	6.9 years
Weighted average discount rate	5.77%	5.69%

The Company's future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from its subtenants for each of the next five years and thereafter as of December 31, 2021 were as follows:

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2022	$5,977	$(1,673)	$4,304
2023	5,552	(1,891)	3,661
2024	4,887	(1,947)	2,940
2025	3,178	(2,006)	1,172
2026	3,270	(2,066)	1,204
Thereafter	8,217	(5,942)	2,275
Total future lease payments	$31,081	$(15,525)	$15,556
Less: interest (1)	(5,002)
Present value of future minimum lease payments	$26,079

Accrued liabilities	$4,609
Non-current operating lease liabilities	21,470
Total lease liabilities	$26,079
________________________
(1) Leases that commenced before November 5, 2019 were calculated using the Company’s incremental borrowing rate on a collateralized basis plus LIBOR rate that closely matches contractual term of most leases. Leases that commenced between November 5, 2019 and October 27, 2021 were calculated using the Company's borrowing rate defined in the credit agreement with Western Alliance Bank. Leases that commenced after October 27, 2021 were calculated using the Company's borrowing rate defined in the Credit Agreement with Bank of America, N.A.

During the second quarter of 2021, the Company reviewed certain of its right-of-use assets and other lease related assets in conjunction with the evaluation of its real estate lease portfolio and recorded an impairment charge of $9.1 million, which included $6.8 million associated with the right-of-use asset and $2.3 million associated with other lease related property and equipment in the second quarter of 2021. Subsequent to the impairment, lease expense for the lease payments related to the impaired right-of-use asset is no longer recognized on a straight-line basis. The associated lease liability is amortized using the same effective interest method as before the impairment charge. The impaired right-of-use asset, however, is subsequently amortized on a straight-line basis. Refer to Note 5, Balance Sheet Components for further information about the impairment of the right-of-use asset and long-lived assets.

On June 29, 2021, the sublease agreement dated May 25, 2021 (the "Sublease"), by and between the Company and Vocera Communications, Inc. (“Subtenant”) became effective whereby the Company agreed to sublease to Subtenant all of the approximately 78,000 rentable square feet of office space located at 3030 Orchard Parkway in San Jose, California. The Company’s decision to enter into the Sublease is a continuance of its evaluation of its real estate lease portfolio in light of the COVID-19 pandemic and its impact on the changing nature of office space use by its workforce. The initial term of the Sublease will commence on February 1, 2022, and will expire on June 30, 2029, unless earlier terminated in accordance with the Sublease. The Subtenant will pay to the Company an escalating base rent over the life of the Sublease of approximately $167,000 to $206,000 per month. In addition, the Subtenant will pay its pro rata portion of property expenses and operating expenses for the Subleased Premises. The Company classifies the Sublease as an operating lease. The accounting of the Sublease commenced on October 1, 2021. Sublease income is recognized over the term of the sublease on a straight-line basis. The Company recorded sublease income as reduction of lease expense, in the amount of $0.5 million for the year ended December 31, 2021.

Letters of Credit

In connection with the lease agreement for the Company's office space located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of December 31, 2021, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving a 46 to 60 days notice prior to the expected shipment date and 25% of orders are cancelable by giving a 31 to 45 days notice prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2021, the Company had approximately $32.9 million in non-cancelable purchase commitments with suppliers. As a result of the COVID-19 pandemic, the Company has experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has worked with its suppliers to place longer lead-time purchase orders to ensure availability of components and materials from its supply chain. Under this circumstance, the Company may be obligated to purchase long lead-time component inventory procured in accordance with its forecasts. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet its purchase order, even if it is subsequently cancelled. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of December 31, 2021, the loss liability from committed purchases was $0.4 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the period	$2,451	$3,169	$3,712
Provision for (release of) warranty obligation made during the period	(655)	—	260
Settlements made during the period	(466)	(718)	(803)
Balance at the end of the period	$1,330	$2,451	$3,169

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

In the Federal Action, the court appointed a shareholder named Matis Nayman as lead plaintiff. On June 7, 2019, plaintiff filed an amended complaint. Lead Plaintiff alleges violations of the Securities Act and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s sales trends and products. In the amended complaint, lead plaintiff sought to represent a class of persons who purchased or otherwise acquired the Company’s common stock (i) during the period between August 3, 2018 through December 3, 2018 and/or (ii) pursuant to or traceable to the IPO. Lead plaintiff seeks class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees, and other further relief as the court may deem just and proper.

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

In the State Action, on May 5, 2021, the court held a status conference. At that conference, the state court instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their second amended complaint on June 4, 2021, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019 and fell outside the Settlement Class (as defined in the federal settlement). On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

replied on August 13, 2021. On July 6, 2021, defendants filed multiple demurrers to the second amended complaint. Plaintiffs filed their oppositions on August 12, 2021, and defendants filed their replies on August 27, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal is pending before the California Court of Appeal, Sixth Appellate District. The court has not yet set a date for oral argument.

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

Skybell appealed the ID by submitting its Petition for Review to the ITC on September 27, 2021, and the Respondents submitted their Response to the Petition to Review on October 4, 2021. On November 10, 2021, The ITC affirmed the ALJ’s ruling and did not grant any review of the ID, meaning that there is no trial on the ITC docket since there are no valid patents remaining, and the case is concluded at the ITC level. On January 9, 2022, Skybell filed its Notice of Appeal to the Federal Circuit to appeal the ITC’s rulings invalidating the Asserted Patents.

As of December 31, 2021, the Company is unable to predict the outcome of this matter, and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein.

Indemnification of Directors and Officers

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of December 31, 2021 and 2020.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of December 31, 2021 and 2020. In connection with the Separation, and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) (a) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of December 31, 2021.

On June 15, 2020 (the “Retirement Date”), Christine Gorjanc retired as the Chief Financial Officer, principal financial officer and principal accounting officer of the Company. In connection with her retirement, the Company, NETGEAR and Ms. Gorjanc entered into a Separation Agreement and Release (the “Separation Agreement”) pursuant to which Ms. Gorjanc received a $15,000 cash payment and accelerated vesting of (i) 8,749 shares subject to Company stock options, (ii) 43,216 shares subject to Company restricted stock units, (iii) 2,897 shares subject to NETGEAR stock options and (iv) 15,000 shares subject to NETGEAR restricted stock units. The Board of Directors of the Company appointed Gordon Mattingly as the Company's Chief Financial Officer, principal financial officer and principal accounting officer, effective as of the Retirement Date. In connection with his appointment as the Company’s Chief Financial Officer, the Company entered into a confirmatory employment letter (the “Employment Agreement”) with Mr. Mattingly. Pursuant to the Employment Agreement, Mr. Mattingly receives an annual base salary of $500,000 and is eligible to receive an annual target bonus of 70% of his annual base salary. Mr. Mattingly will also continue to be eligible to participate in the Company’s equity compensation plans and employee benefit plans available to other employees of the Company. The Company also entered into an updated change in control and severance agreement consistent with Mr. Mattingly’s new role of Chief Financial Officer.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Employee Benefit Plans

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

On July 28, 2021, the Compensation Committee of the Board of Directors (the “Committee”) unanimously approved an amendment to the 2018 Plan to, among other things, reserve an additional 1,500,000 shares of the Company’s common stock ("inducement pool") to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 303A.08 of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Rule 303A.08”). The 2018 Plan was amended by the Committee without stockholder approval pursuant to Rule 303A.08.

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

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of December 31, 2021. The Company’s consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

The following table sets forth the available shares for future grants under the 2018 Plan as of December 31, 2021:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2020	3,113
Additional authorized shares (1)	4,673
Granted (2)	(8,338)
Forfeited/ cancelled	1,037
Shares traded for taxes	2,024
Shares available for grants as of December 31, 2021	2,509
_________________________
(1)     Includes approximately 3.2 million shares authorized for issuance pursuant to the "evergreen" provision and 1.5 million shares authorized for issuance under the inducement pool.
(2)    Includes approximately 1.0 million shares granted under the inducement pool.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Stock Purchase Plan

The Company sponsors the ESPP, pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of Arlo’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months, with the first offering period having commenced on February 15, 2019 and ended on August 14, 2019. As of December 31, 2021, approximately 1.3 million shares were available for issuance under the ESPP.

Option Activity

The Company’s stock option activity during the year ended of December 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	3,434	$9.72
Granted	—	—
Exercised	(782)	6.73
Forfeited/ Cancelled	(46)	16.00
Expired	(32)	7.18
Outstanding as of December 31, 2021	2,574	$10.55	4.29	$4,333
Vested and expected to vest as of December 31, 2021	2,574	$10.55	4.29	$4,333
Exercisable Options as of December 31, 2021	2,507	$10.44	4.23	$4,311
_________________________
(1)     Representing the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair market value of the Company’s stock.

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Total intrinsic value of options exercised	$2.20	$0.20	$—
Total fair value of options vested	$2.60	$1.00	$3.10
Weighted-average grant date fair value per share of options granted	NA	NA	$2.59

The following table summarizes significant ranges of outstanding the Company’s stock options as of December 31, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
3.90 - 6.68	577	2.18	$6.59	574	$6.60
6.90 - 8.76	967	4.57	8.35	967	8.35
10.09 - 13.23	100	6.27	11.97	90	11.83
14.39 - 14.39	496	6.07	14.39	486	14.39
16.00 - 16.00	434	3.98	16.00	390	16.00
3.90 - 16.00	2,574	4.29	10.55	2,507	10.44

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average assumptions used to estimate the fair value of the Company’s stock options granted using Black-Scholes option pricing model during the years ended December 31, 2021, 2020 and 2019 and purchase rights granted under the ESPP during the years ended December 31, 2021 and 2020:

	Stock Options			ESPP
	2021	2020	2019	2021	2020	2019
Expected life (in years)	NA	NA	6.3	0.5	0.5	0.5
Risk-free interest rate	NA	NA	2.28%	0.07%	0.84%	2.49%
Expected volatility	NA	NA	73.0%	63.8%	102.0%	97.6%
Dividend yield	NA	NA	—	—	—	—

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

The risk-free interest rate of the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR’s stock option activity for Company employees during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	16	$22.49
Exercised	(5)	27.49
Forfeited/cancelled	—	—
Expired	—	—
Outstanding as of December 31, 2021	11	$20.11	0.69	$98
Vested and expected to vest as of December 31, 2021	11	$20.11	0.69	$98
Exercisable options as of December 31, 2021	11	$20.11	0.69	$98

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Total intrinsic value of options exercised	$58	$634	$633
Total fair value of options vested	$35	$42	$810
Weighted-average grant date fair value per share of NETGEAR’s stock options granted to employees specifically identifiable to Arlo	NA	NA	NA

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes significant ranges of outstanding NETGEAR’s stock options as of December 31, 2021.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
19.19 - 19.19	7	0.56	$19.19	7	$19.19
20.10 - 20.10	1	0.30	20.10	1	20.10
21.86 - 21.86	3	1.10	21.86	3	21.86
19.19 - 23.77	11	0.69	20.11	11	20.11

RSU Activity

Arlo’s RSU activity, excluding PSU activity and MPSU activity, during the year ended of December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	9,427	$4.42
Granted	7,151	7.32
Vested	(5,539)	5.64
Forfeited	(959)	5.21
Outstanding as of December 31, 2021	10,080	$5.73	1.38	$105,739

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$36.38	$13.02	$5.51
Total fair value of RSUs vested (the grant date fair value)	$31.25	$22.15	$12.90
RSU granted weighted-average fair value per share	$7.32	$3.03	$4.77

PSU Activity

The Company grants restricted stock units to its NEOs periodically that vested based on the Company's attainment of cash balance goals as of December 31, 2020 and December 31, 2021 and the NEO's continued employment through the vesting dates ("PSUs"). The vesting periods for the PSUs are three or four years. The maximum number of shares that NEOs can earn is 120% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 75% of the target number of the PSUs. The Company determined the fair value of the PSUs using the closing price of the Company's common stock as of the grant date. For PSUs, stock-based compensation expense of performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's PSU activity during the year ended of December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	494	$2.74
Granted	231	7.44
Vested	(198)	2.74
Forfeited	—	—
Outstanding as of December 31, 2021 (1)	527	$4.80	1.12	$5,528
_________________________
(1)    Includes 329,178 shares of PSUs for the 2020 performance period, achieved at 120% of target, or 395,014 shares and vest over three years, and 197,823 shares of PSUs for the 2021 performance period, achieved at 120% of target, or 237,388 shares and vest over four years.

	Year Ended December 31,
	2021	2020
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$1.21	NA
Total fair value of RSUs vested (the grant date fair value)	$0.54	NA
RSU granted weighted-average fair value per share	$7.44	$2.74

MPSU Activity

The Company grants restricted stock units to its NEOs that vest based on the Company's stock price performance relative to a broad-market index over a performance period of three to four years and the NEO's continued employment through the vesting date ("TSR MPSUs"). The TSR MPSUs will vest at the end of the three or four-year periods that begin on the TSR MPSUs' grant date based on performance of the Company's common stock relative to the Benchmark during the three or four-year periods from the grant dates. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark. In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche.

The Company's TSR MPSU activity during the year ended of December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	643	$4.12
Granted	198	11.77
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2021	841	$5.92	1.62	$8,817

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	NA	NA	NA
Total fair value of RSUs vested (the grant date fair value)	NA	NA	NA
RSU granted weighted-average fair value per share	$11.77	$4.11	$4.14

The Company also grants restricted stock units to its CEO that vest based on the Company's achievement of its stock price performance targets and the CEO's continued employment through the vesting dates ("CEO MPSUs"). The CEO MPSUs will vest over four years in substantially equal quarterly installments that begin on the CEO MPSUs' grant date in five equal tranches based on the Company's achievement of certain average daily closing prices per share of the Company's common stock, as reported on the NYSE, for any 30 consecutive trading days on or prior to July 28, 2025 (the "Performance Period End Date"), with the first tranche target at $7.57 per share, with the second tranche target at $8.69 per share, with the third tranche target at $9.97 per share, with the fourth tranche target $11.44 per share and with the fifth tranche target at $13.20 per share. To the extent that the stock price of the tranche does not achieve its corresponding price target prior to the Performance Period End Date, the CEO MPSUs expire or cancel. On December 1 and 29, 2021, the stock price performance targets for the first and second tranches were achieved, respectively.

The Company's CEO MPSU activity during the year ended of December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	—	$—
Granted	758	5.21
Vested	(19)	5.64
Forfeited	—	—
Outstanding as of December 31, 2021	739	$5.20	1.82	$7,749

Year Ended December 31,
2021
(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$0.18
Total fair value of RSUs vested (the grant date fair value)	$0.11
RSU granted weighted-average fair value per share	$5.21

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The weighted average assumptions used in this model to estimate fair value at the grant date are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected life	4.0	3.0	3.0
Risk-free interest rate	0.38%	0.24%	1.52%
Expected volatility	69.5%	69.3%	65.1%
Dividend yield	—	—	—
Stock Beta	0.45	0.48	0.30

NETGEAR’s RSU activity for Company employees during the year ended December 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	127	$37.81
Vested	(76)	36.60
Forfeited	(4)	38.83
Outstanding as of December 31, 2021	47	$39.67	0.20	$1,363

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$2.9	$3.2	$5.8
Total fair value of RSUs vested (the grant date fair value)	$2.8	$4.5	$5.6
RSU granted weighted-average fair value per share	NA	NA	NA

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

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$3,917	$2,961	$2,013
Research and development	10,865	9,055	6,868
Sales and marketing	5,392	4,106	3,859
General and administrative	17,856	19,125	10,154
Total stock-based compensation expense (1)	$38,030	$35,247	$22,894
_________________________
(1)There was no tax benefit as a result of the Company's net operating loss position.

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

In January 2020, the IPO Options granted to the CEO were voluntarily forfeited with no replacement award. The cancellation was treated as a settlement for no consideration and all remaining unrecognized compensation cost of $7.4 million was accelerated and recognized as stock-based compensation expense in the first fiscal quarter of 2020.

In the second fiscal quarter of 2020, $1.2 million of previously recognized compensation expense was reversed as a result of cancellation of unvested shares upon Ms. Gorjanc's separation from the Company. In addition, $0.4 million of compensation expense was recognized for Ms. Gorjanc's accelerated vested shares upon her separation from the Company.

As of December 31, 2021, $0.3 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 0.6 years. $48.4 million of unrecognized compensation cost related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.3 years.

As of December 31, 2021, there was no unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees. $0.4 million of unrecognized compensation cost related to unvested NETGEAR’s RSUs for Arlo employees was expected to be recognized over a weighted-average period of 0.2 years.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

401(k) Plan

In January 2019, the Company adopted the Arlo 401(k) Plan to which employees may contribute up to 100% of salary subject to the legal maximum. The Company matched 50% of contributions for employees up to a maximum of $4,000 before fiscal 2020 and $2,000 starting fiscal 2020 in employee contributions per fiscal year. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.1 million, $0.9 million and $1.5 million in expenses for Arlo employees related to Arlo 401(k) Plan match, respectively.

Note 13. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, such as common shares issuable upon exercise of stock options, vesting of restricted stock awards and performance shares, and issuance of shares under the ESPP, are typically reflected in the computation of diluted net loss per share by application of the treasury stock method. For certain periods presented, due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

Net loss per share for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except for per share data)
Numerator:
Net loss	$(56,029)	$(101,251)	$(85,951)
Denominator:
Weighted average common shares - basic	82,688	78,084	75,074
Potentially dilutive common shares	—	—	—
Weighted average common shares - dilutive	82,688	78,084	75,074

Basic net loss per share	$(0.68)	$(1.30)	$(1.14)
Diluted net loss per share	$(0.68)	$(1.30)	$(1.14)

Anti-dilutive employee stock-based awards, excluded	5,041	5,623	9,692

Note 14. Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its CEO as the CODM. The CODM reviews financial information presented on a combined basis for purposes of allocating resources and evaluating financial performance.

Geographic Information

The Company conducts business across three geographic regions: Americas, EMEA and APAC. Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, net changes in deferred revenue, and gains or losses from hedging. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and prepaid services, while based upon a paid account's location for paid service revenue.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows revenue by geography for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Americas
United States (“U.S.”)	$265,844	$259,023	$274,592
Americas (excluding U.S.)	5,338	10,372	14,568
EMEA	134,232	61,832	57,232
APAC	29,723	25,927	23,615
Total revenue	$435,137	$357,154	$370,007

The fiscal 2020 and 2019 balances have been recast to conform with the fiscal 2021 classification of paid service revenue following the paid account's location. Prior to the recast, the paid service revenue was allocated and was reported based the ship-to location of the customer for device sales and prepaid services.

The Company’s Property and equipment, net are located in the following geographic locations:

	As of December 31,
	2021	2020
	(In thousands)
Americas
United States (“U.S.”)	$7,302	$12,644
Americas (excluding U.S.)	520	629
EMEA	402	234
APAC
China	1,143	1,821
APAC (excluding China)	228	493
Total property and equipment, net	$9,595	$15,821

Significant Customers

Two customers accounted for 30.8%, and 13.0% of revenue for the year ended December 31, 2021. Four customers accounted for 20.6%, 17.3%, 14.6% and 12.2% of revenue for the year ended December 31, 2020. Two customers accounted for 32.3% and 10.1% of revenue for the year ended December 31, 2019. No other customers accounted for 10% or greater of the Company's revenue.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm due to the Company's EGC status and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers, including our Chief Financial Officer, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http://www.arlo.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Corporate Governance Policies and Practices” in our Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

(3) Exhibits.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.	10-K	2/26/2021	4.2
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc. dated as of June 28, 2018	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Equity Incentive Plan, as amended	8-K	8/3/2021	10.1
10.14 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.15 *	Performance-Based Option Grant Agreement	8-K	8/7/2018	10.14
10.16 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.17 *	Non-Employee Director Restricted Stock Unit Grant Agreement	10-Q	8/27/2018	10.17
10.18	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.19 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.1
10.20 *	Form of Service and Revenue Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.2
10.21 *	Form of Service-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	11/8/2019	10.3
10.22 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.23
10.23 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019, as amended on June 23, 2020, November 1, 2021, and December 1, 2021				X
10.24*	Confirmatory Employment Letter with Gordon Mattingly	10-Q	8/6/2020	10.2
10.25*	Form of Change in Control and Severance Agreement for non-CEO Executive Officers	10-Q	8/6/2020	10.3
10.26*	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	8/6/2020	10.4
10.27*	Non-Employee Director Compensation Policy	10-K	2/26/2021	10.30
10.28*	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers Granted in 2021	10-Q	5/6/2021	10.1
10.29	Sublease, by and between Arlo Technologies, Inc. and Vocera Communications, Inc., dated as of May 25, 2021	10-Q	8/5/2021	10.1

10.30*	Performance Stock Unit Award under 2018 Equity Incentive Plan to Matthew McRae, dated September 9, 2021	10-Q	11/10/2021	10.2
10.31	Loan and Security Agreement, by and between Arlo Technologies, Inc. and Bank of America, N.A. dated as of October 27, 2021				X
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ GORDON MATTINGLY
Gordon Mattingly
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 2, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	March 2, 2022
Matthew McRae	(Principal Executive Officer)

/s/ GORDON MATTINGLY	Chief Financial Officer	March 2, 2022
Gordon Mattingly	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	March 2, 2022
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	March 2, 2022
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	March 2, 2022
Ralph E. Faison

/s/ CATRIONA FALLON	Director	March 2, 2022
Catriona Fallon

/s/ AMY ROTHSTEIN	Director	March 2, 2022
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	March 2, 2022
Grady K. Summers