Form 10-Q
period 2022-04-03
Arlo Technologies, Inc.
filed 2022-05-11
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022

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

Large Accelerated filer	☐	Accelerated filer	☒
Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 86,861,053 as of May 6, 2022.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 3, 2022	December 31, 2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$100,975	$175,749
Short-term investments (amortized cost of $44,612 and $—)	44,566	—
Accounts receivable (net of allowance for credit losses of $339 and $337)	78,054	79,564
Inventories	37,038	38,390
Prepaid expenses and other current assets	9,015	9,919
Total current assets	269,648	303,622
Property and equipment, net	8,522	9,595
Operating lease right-of-use assets, net	13,797	14,814
Goodwill	11,038	11,038
Restricted cash	4,114	4,107
Other non-current assets	4,671	4,314
Total assets	$311,790	$347,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,266	$84,098
Deferred revenue	16,460	29,442
Accrued liabilities	91,732	97,377
Income tax payable	45	12
Total current liabilities	176,503	210,929
Non-current deferred revenue	915	1,344
Non-current operating lease liabilities	20,308	21,470
Non-current income taxes payable	94	94
Other non-current liabilities	1,966	1,001
Total liabilities	199,786	234,838
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 85,834,841 at April 3, 2022 and 84,453,212 at December 31, 2021	86	84
Additional paid-in capital	409,242	401,367
Accumulated other comprehensive income	(46)	—
Accumulated deficit	(297,278)	(288,799)
Total stockholders’ equity	112,004	112,652
Total liabilities and stockholders’ equity	$311,790	$347,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands, except per share data)
Revenue:
Products	$94,825	$59,761
Services	29,926	22,795
Total revenue	124,751	82,556
Cost of revenue:
Products	80,777	47,157
Services	10,399	9,592
Total cost of revenue	91,176	56,749
Gross profit	33,575	25,807

Operating expenses:
Research and development	16,379	14,791
Sales and marketing	13,168	11,207
General and administrative	12,621	11,227
Separation expense	79	54
Total operating expenses	42,247	37,279

Loss from operations	(8,672)	(11,472)
Interest income (expense), net	(5)	24
Other income (expense), net	411	909
Loss before income taxes	(8,266)	(10,539)
Provision for income taxes	213	180
Net loss	$(8,479)	$(10,719)

Net loss per share:
Basic	$(0.10)	$(0.13)
Diluted	$(0.10)	$(0.13)
Weighted average shares used to compute net loss per share:
Basic	85,222	80,370
Diluted	85,222	80,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
Net loss	$(8,479)	$(10,719)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	—	(2)
Unrealized gain (loss) on available-for-sale securities	(46)	(1)
Total other comprehensive income (loss), before tax	(46)	(3)
Total other comprehensive income (loss), net of tax	(46)	(3)
Comprehensive loss	$(8,525)	$(10,722)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2021	84,453	$84	$401,367	$—	$(288,799)	$112,652
Net loss	—	—	—	—	(8,479)	(8,479)
Stock-based compensation expense	—	—	8,183	—	—	8,183
Settlement of liability classified RSUs	—	—	4,966	—	—	4,966
Issuance of common stock under stock-based compensation plans	2,127	3	1,385	—	—	1,388
Restricted stock unit withholdings	(745)	(1)	(6,659)	—	—	(6,660)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(46)	—	(46)
Balance as of April 3, 2022	85,835	$86	$409,242	$(46)	$(297,278)	$112,004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2020	79,336	$79	$366,455	$3	$(232,770)	$133,767
Net loss	—	—	—	—	(10,719)	(10,719)
Stock-based compensation expense	—	—	4,871	—	—	4,871
Settlement of liability classified RSUs	—	—	6,458	—	—	6,458
Issuance of common stock under stock-based compensation plans	2,133	3	4,433	—	—	4,436
Issuance of common stock under Employee Stock Purchase Plan	353	—	1,697			1,697
Restricted stock unit withholdings	(572)	(1)	(4,176)	—	—	(4,177)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Balance as of March 28, 2021	81,250	$81	$379,738	$—	$(243,489)	$136,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,479)	$(10,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,589	8,340
Depreciation and amortization	1,302	1,547
Allowance for credit losses and inventory reserves	(135)	(562)
Deferred income taxes	(9)	(130)
Premium amortization (discount accretion) on investments, net	28	(3)
Changes in assets and liabilities:
Accounts receivable, net	1,508	26,522
Inventories	1,490	9,296
Prepaid expenses and other assets	556	361
Accounts payable	(15,676)	(34,647)
Deferred revenue	(13,411)	(8,101)
Accrued and other liabilities	(1,320)	(22,072)
Net cash used in operating activities	(24,557)	(30,168)
Cash flows from investing activities:
Purchases of property and equipment	(298)	(803)
Purchases of short-term investments	(44,640)	—
Proceeds from maturities of short-term investments	—	15,000
Net cash provided by (used in) investing activities	(44,938)	14,197
Cash flows from financing activities:
Proceeds related to employee benefit plans	1,388	6,133
Restricted stock unit withholdings	(6,660)	(4,177)
Net cash provided by (used in) financing activities	(5,272)	1,956
Net decrease in cash and cash equivalents and restricted cash	(74,767)	(14,015)
Cash and cash equivalents and restricted cash, at beginning of period	179,856	190,291
Cash and cash equivalents and restricted cash, at end of period	$105,089	$176,276

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$310	$82

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

The Company's corporate headquarters is located in Carlsbad, California with other satellite offices across North America and various other global locations.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All periods presented have been accounted for in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

Fiscal periods

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended April 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes during the three months ended April 3, 2022.

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

There were no accounting pronouncements adopted during the three months ended April 3, 2022.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of April 3, 2022:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$21,122	$809	$107	$22,038

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the three months ended April 3, 2022 and March 28, 2021, $25.8 million and $17.7 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $27.5 million and $21.9 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $9.0 million and $10.5 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 13, Segment and Geographic Information, for revenue by geography.

Note 4.    Balance Sheet Components

Cash and Cash Equivalents and Restricted cash

The Company maintains certain cash balances restricted as to withdrawal or use. The restricted cash is comprised primarily of cash used as collateral for a letter of credit associated with the Company’s lease agreement in San Jose, California. The Company deposits restricted cash with high credit quality financial institutions. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	As of
	April 3, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$100,975	$175,749
Restricted cash	4,114	4,107
Total as presented on the unaudited condensed consolidated statements of cash flows	$105,089	$179,856

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$172,113	$186,127
Restricted cash	4,163	4,164
Total as presented on the unaudited condensed consolidated statements of cash flows	$176,276	$190,291

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Available-for-sale short-term investments

	As of April 3, 2022				As of December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$44,612	$—	$(46)	$44,566	$—	$—	$—	$—

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investments for the three months ended April 3, 2022.

Accounts receivable, net

	As of
	April 3, 2022	December 31, 2021
	(In thousands)
Gross accounts receivable	$78,393	$79,901
Allowance for credit losses	(339)	(337)
Total accounts receivable, net	$78,054	$79,564

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
Balance at the beginning of the period	$337	$519
Provision for expected credit losses	2	—
Amounts recovered due to collection	—	—
Balance at the end of the period	$339	$519

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of April 3, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

The components of property and equipment are as follows:

	As of
	April 3, 2022	December 31, 2021
	(In thousands)
Machinery and equipment	$13,531	$13,302
Software	13,670	13,928
Computer equipment	4,074	4,062
Furniture and fixtures	2,534	2,404
Leasehold improvements	4,935	4,922
Total property and equipment, gross	38,744	38,618
Accumulated depreciation and amortization	(30,222)	(29,023)
Total property and equipment, net (1)	$8,522	$9,595
_________________________
(1)    $2.2 million and $2.4 million property and equipment, net, respectively, was included in the sublease arrangement for the San Jose office building as of April 3, 2022 and December 31, 2021.

Depreciation and amortization expense pertaining to property and equipment was $1.3 million and $1.5 million for the three months ended April 3, 2022 and March 28, 2021, respectively.

Goodwill

There was no change in the carrying amount of goodwill during the three months ended April 3, 2022. The goodwill as of December 31, 2021 and April 3, 2022 was $11.0 million.

Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

The Company determined that no events occurred or circumstances changed during the three months ended April 3, 2022 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a significant decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other non-current assets

	As of
	April 3, 2022	December 31, 2021
	(In thousands)
Net deferred tax assets	$1,574	$1,565
Sublease	1,762	1,471
Deposits	122	122
Other	1,213	1,156
Total other non-current assets	$4,671	$4,314

Accrued liabilities

	As of
	April 3, 2022	December 31, 2021
	(In thousands)
Sales and marketing	$31,252	$31,417
Sales returns	17,924	19,960
Accrued employee compensation	11,753	12,367
Current operating lease liabilities	4,529	4,609
Freight	5,551	8,086
Warranty obligation	1,330	1,330
Other	19,393	19,608
Total accrued liabilities	$91,732	$97,377

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of April 3, 2022 and December 31, 2021:

	As of April 3, 2022			As of December 31, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$7,179	$7,179	$—	$21,935	$21,935	$—
Available-for-sale securities: U.S. treasuries (1)	44,566	44,566	—	—	—	—
Foreign currency forward contracts (2)	—	—	—	65	—	65
Total assets measured at fair value	$51,745	$51,745	$—	$22,000	$21,935	$65
Liabilities:
Foreign currency forward contracts (3)	$37	$—	$37	$47	$—	$47
Total liabilities measured at fair value	$37	$—	$37	$47	$—	$47
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of April 3, 2022 and December 31, 2021, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of April 3, 2022 and December 31, 2021, the Company had no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. For the three months ended April 3, 2022 and March 28, 2021, respectively, the Company had no assets or liabilities measured on a nonrecurring basis.

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

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of April 3, 2022 and December 31, 2021 are summarized as follows:

Derivative Assets	Balance Sheet Location	April 3, 2022	December 31, 2021	Balance Sheet Location	April 3, 2022	December 31, 2021
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$—	$65	Accrued liabilities	$37	$47

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
There were no derivative assets recorded as of April 3, 2022. The following table sets forth the offsetting of derivative assets as of December 31, 2021:

December 31, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$65	$—	$65	$(47)	$—	$18

The following tables set forth the offsetting of derivative liabilities as of April 3, 2022 and December 31, 2021:

As of April 3, 2022				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$37	$—	$37	$—	$—	$37

December 31, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$47	$—	$47	$(47)	$—	$—

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company did not enter into any forward contracts related to its cash flow hedging program for the three months ended April 3, 2022. There were no cash flow hedge effects on the unaudited condensed consolidated statements of operations for the three months ended April 3, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three months ended March 28, 2021 are summarized as follows:

	Three Months Ended March 28, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$82,556	$56,749	$14,791	$11,207	$11,227
Gains (losses) on cash flow hedge	—	—	—	2	—

The Company expects to reclassify to earnings all of the amounts recorded in AOCI (as defined below) associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 7, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the three months ended April 3, 2022 and March 28, 2021.

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about six non-designated derivatives per quarter with an average size of $2.3 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedges, which are included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three months ended April 3, 2022 and March 28, 2021, were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended
		April 3, 2022	March 28, 2021
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$128	$(5)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended April 3, 2022 and March 28, 2021.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(46)	—	—	(46)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	(46)	—	—	(46)
Balance as of April 3, 2022	$(46)	$—	$—	$(46)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$1	$2	$—	$3
Other comprehensive income (loss) before reclassifications	(1)	—	—	(1)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Net current period other comprehensive income (loss)	(1)	(2)	—	(3)
Balance as of March 28, 2021	$—	$—	$—	$—

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended April 3, 2022 and March 28, 2021:

Three Months Ended
	April 3, 2022		March 28, 2021
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$—	$—	$—	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	—	—	—	Research and development
Foreign currency contracts	—	—	—	2	Sales and marketing
Foreign currency contracts	—	—	—	—	General and administrative
	$—	$—	$—	$2	Total *
_________________________
* Tax impact to hedging gains and losses from derivative contracts was immaterial.

Note 8.    Debt

Revolving Credit Facility

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On October 27, 2021, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows the Company to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require the Company to (a) until the Company achieves a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time a Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect. As of April 3, 2022, the Company is in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of April 3, 2022.

Note 9.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
fixed lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Gross lease expense was $1.8 million and $1.6 million for the three months ended April 3, 2022 and March 28, 2021, respectively. The lease expense was recorded within Cost of revenue, Research and development, Sales and marketing, and General and administrative expense in the Company's unaudited condensed consolidated statements of operations. Short-term leases and variable lease costs were included in the lease expense and they were immaterial. The Company recorded sublease income as reduction of lease expense, in the amount of $0.5 million for the three months ended April 3, 2022.

Supplemental cash flow information related to operating leases for the three months ended April 3, 2022 and March 28, 2021 was as follows:

	April 3, 2022	March 28, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,036	$1,534
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$18	$—

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of
	April 3, 2022	December 31, 2021
Weighted average remaining lease term	5.9 years	6.1 years
Weighted average discount rate	5.76%	5.77%

The Company's future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from its subtenants for each of the next five years and thereafter as of April 3, 2022 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2022 (Remaining nine months)	$4,362	$(1,506)	$2,856
2023	5,563	(1,891)	3,672
2024	4,885	(1,947)	2,938
2025	3,174	(2,006)	1,168
2026	3,267	(2,066)	1,201
Thereafter	8,217	(5,942)	2,275
Total future lease payments	29,468	$(15,358)	$14,110
Less: interest (1)	(4,631)
Present value of future minimum lease payments	$24,837

Accrued liabilities	$4,529
Non-current operating lease liabilities	20,308
Total lease liabilities	$24,837
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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Letters of Credit

In connection with the lease agreement for the office space located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of April 3, 2022, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of April 3, 2022, the Company had approximately $34.7 million in non-cancelable purchase commitments with suppliers. As a result of the COVID-19 pandemic, the Company has experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has worked with its suppliers to place longer lead-time purchase orders to ensure availability of components and materials from its supply chain. Under this circumstance, the Company may be obligated to purchase long lead-time component inventory procured in accordance with its forecasts. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet its purchase order, even if it is subsequently cancelled. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of April 3, 2022, the loss liability from committed purchases was $0.3 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
Balance at the beginning of the period	$1,330	$2,451
Provision for (release of) warranty obligation made during the period	79	(369)
Settlements made during the period	(79)	(145)
Balance at the end of the period	$1,330	$1,937

Litigation and Other Legal Matters

Securities Class Action Lawsuits and Derivative Suit

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount or, if a range, the Company accrues the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. On August 23, 2021, plaintiff filed a second amended complaint. Defendants moved to dismiss the second amended complaint on December 17, 2021. Plaintiff filed his opposition on January 31, 2022, and defendants filed their reply on March 2, 2022. The hearing on defendants' motion to dismiss is currently scheduled for July 28, 2022.

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

As of April 3, 2022, the Company is unable to predict the outcome of this matter, and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of April 3, 2022 and December 31, 2021.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of April 3, 2022 and December 31, 2021. In connection with the separation of Arlo from NETGEAR (the "Separation"), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of April 3, 2022.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
respects with applicable environmental laws and regulations; however, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create an environmental liability with respect to its facilities, operations, or products.

Note 10.     Employee Benefit Plans

2018 Equity Incentive Plan

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

On January 21, 2022, the Company registered an aggregate of up to 4,222,270 shares of the Company’s common stock on Registration Statement on Form S-8, including 3,377,816 shares issuable pursuant to the Company's 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan on January 1, 2022 pursuant to an “evergreen” provision contained in the 2018 Plan and 844,454 shares issuable pursuant to the ESPP that were automatically added to the shares authorized for issuance under the ESPP on January 1, 2022 pursuant to an “evergreen” provision contained in the ESPP.

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of April 3, 2022. The Company’s unaudited condensed consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

The following table sets forth the available shares for grant under the 2018 Plan as of April 3, 2022:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2021	2,509
Additional authorized shares	3,378
Granted	(4,141)
Forfeited / cancelled	472
Shares traded for taxes	745
Shares available for grant as of April 3, 2022	2,963

Employee Stock Purchase Plan

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of April 3, 2022, 2,159,534 shares were available for issuance under the ESPP.

Option Activity

Arlo’s stock option activity during the three months ended April 3, 2022 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	2,574	$10.55
Granted	—	$—
Exercised	(204)	$6.80
Expired	(173)	$15.99
Outstanding as of April 3, 2022	2,197	$10.47
Vested and expected to vest as of April 3, 2022	2,197	$10.47
Exercisable Options as of April 3, 2022	2,167	$10.42

NETGEAR’s stock option activity for Arlo employees during the three months ended April 3, 2022 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	11	$20.11
Exercised	(3)	$19.34
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of April 3, 2022	8	$20.42
Vested and expected to vest as of April 3, 2022	8	$20.42
Exercisable Options as of April 3, 2022	8	$20.42

RSU Activity

Arlo’s RSU activity, excluding PSU activity and MPSU activity, during the three months ended April 3, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	10,080	$5.73
Granted (1)	3,221	$7.99
Vested	(1,844)	$8.75
Forfeited	(299)	$5.15
Outstanding as of April 3, 2022	11,158	$5.90

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PSU Activity

The Company grants restricted stock units to its NEOs periodically that vested based on the Company's attainment of cash balance goals as of December 31, 2020, 2021 and 2022 and the NEO's continued employment through the vesting dates ("PSUs"). The vesting periods for the PSUs are three or four years. The maximum number of shares that NEOs can earn is 120% of the target number of the PSUs. The minimum number of shares that NEOs can earn is 75% of the target number of the PSUs. The Company determined the fair value of the PSUs using the closing price of the Company's common stock as of the grant date. For PSUs, stock-based compensation expense of performance milestone is recognized over the expected performance achievement period when the achievement becomes probable.

The Company's PSU activity during the year ended of April 3, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	527	$4.80
Granted	199	$8.28
Vested	(59)	$8.22
Forfeited	—	$—
Outstanding as of April 3, 2022 (1)	667	$5.53
_________________________
(1)    Includes 329,178 shares of PSUs for the 2020 performance period, achieved at 120% of target, or 395,014 shares and vest over three years, and 148,368 shares of PSUs for the 2021 performance period, achieved at 120% of target, or 178,042 shares and vest over four years.

MPSU Activity

The Company grants restricted stock units to its NEOs that vest based on the Company's stock price performance relative to a broad-market index over a performance period of three to four years and the NEO's continued employment through the vesting date ("TSR MPSUs"). The TSR MPSUs will vest at the end of the three to four-year periods that begin on the TSR MPSUs' grant date based on performance of the Company's common stock relative to the Benchmark during the three to four-year periods from the grant dates. A positive 3.3x or negative 2.5x multiplier will be applied to the total shareholder returns (“TSR”), such that the number of shares vested will increase by 3.3% or decrease by 2.5% of the target numbers, for each 1% of positive or negative TSR relative to the Benchmark. In the event the Company's common stock performance is below negative 30% relative to the Benchmark, no shares will be vested. In no event will the number of shares vested exceed 200% of the target for that tranche.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company's TSR MPSU activity during the year ended of April 3, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	841	$5.92
Granted	189	$12.25
Vested	—	$—
Forfeited	—	$—
Outstanding as of April 3, 2022	1,030	$7.08

The Company also grants restricted stock units to its CEO that vest based on the Company's achievement of its stock price performance targets and the CEO's continued employment through the vesting dates ("CEO MPSUs"). The CEO MPSUs will vest over four years in substantially equal quarterly installments that begin on the CEO MPSUs' grant date in five equal tranches based on the Company's achievement of certain average daily closing prices per share of the Company's common stock, as reported on the NYSE, for any 30 consecutive trading days on or prior to performance period end date. To the extent that the stock price of the tranche does not achieve its corresponding price target prior to the performance period end date, the CEO MPSUs expire or cancel.

The Company's CEO MPSU activity during the year ended of April 3, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	739	$5.20
Granted	531	$7.18
Vested	(19)	$5.64
Forfeited	—	$—
Outstanding as of April 3, 2022	1,251	$6.03

The Company determined the fair value of the shares offered under the ESPP using the Black-Scholes option pricing model as of the grant date. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under Arlo’s ESPP for the three months ended April 3, 2022 and March 28, 2021.

	Three Months Ended
	April 3, 2022	March 28, 2021
Expected life (in years)	NA	0.5
Risk-free interest rate	NA	0.06%
Expected volatility	NA	87.0%
Dividend yield	NA	—

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The weighted average assumptions used in this model to estimate fair value at the grant date are as follows:

	TSR MPSU		CEO MPSU
	Three Months Ended		Three Months Ended
	April 3, 2022	March 28, 2021	April 3, 2022	March 28, 2021
Expected life	4.0	4.0	4.0	NA
Risk-free interest rate	1.49%	0.33%	1.54%	NA
Expected volatility	76.4%	69.9%	76.3%	NA
Dividend yield	—	—	—	NA
Stock Beta	0.42	0.45	NA	NA

NETGEAR’s RSU activity for Arlo employees during the three months ended April 3, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	47	$39.67
Vested	(31)	$40.38
Forfeited	—	$—
Outstanding as of April 3, 2022	16	$38.30

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

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
Cost of revenue	$910	$874
Research and development	2,302	2,556
Sales and marketing	1,380	1,190
General and administrative	4,997	3,720
Total stock-based compensation	$9,589	$8,340

The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award.

As of April 3, 2022, $0.2 million of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 0.3 years. $67.8 million of unrecognized compensation cost

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.4 years.

As of April 3, 2022, there was no unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees. $87 thousand of unrecognized compensation cost related to unvested NETGEAR RSUs for Arlo employees was expected to be recognized over a weighted-average period of 0.1 years.

Note 11.     Income Taxes

The provision for income taxes for the three months ended April 3, 2022 was $0.2 million, or an effective tax rate of (2.6)%. The provision for income taxes for the three months ended March 28, 2021 was $0.2 million, or an effective tax rate of (1.7)%. During the three months ended April 3, 2022, the Company sustained lower U.S. book losses than the same period in the prior year. Consistent with the prior year, the Company maintained a valuation allowance against its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three months ended April 3, 2022, compared to the prior year period, was primarily due to higher foreign earnings in fiscal 2022.

Note 12.     Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, such as common shares issuable upon exercise of stock options and vesting of restricted stock awards are typically reflected in the computation of diluted net loss per share by application of the treasury stock method. For certain periods presented, due to the net losses reported, these potentially dilutive securities were excluded from the computation of diluted net loss per share, since their effect would be anti-dilutive.

Net loss per share for the three months ended April 3, 2022 and March 28, 2021 were as follows:

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands, except per share data)
Numerator:
Net loss	$(8,479)	$(10,719)
Denominator:
Weighted average common shares - basic	85,222	80,370
Potentially dilutive common share equivalent	—	—
Weighted average common shares - dilutive	85,222	80,370

Basic net loss per share	$(0.10)	$(0.13)
Diluted net loss per share	$(0.10)	$(0.13)

Anti-dilutive employee stock-based awards, excluded	1,031	3,974

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
United States (“U.S.”)	$65,237	$49,541
Americas (excluding U.S.)	3,229	95
EMEA	49,975	24,591
APAC	6,310	8,329
Total revenue	$124,751	$82,556

The Company’s Property and equipment, net is located in the following geographic locations:

	As of
	April 3, 2022	December 31, 2021
	(In thousands)
Americas
United States (“U.S.”)	$6,352	$7,302
Americas (excluding U.S.)	510	520
EMEA	369	402
APAC
China	1,104	1,143
APAC (excluding China)	187	228
Total property and equipment, net	$8,522	$9,595

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, market position of our products and technology and the potential adverse impact of the COVID-19 pandemic on our business and operations. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” the "Company,” and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 23.9 million smart connected devices, and as of April 3, 2022, Arlo platform had approximately 6.4 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. International revenue was 47.7% and 40.0% of our revenue for the three months ended April 3, 2022 and March 28, 2021, respectively.

For the three months ended April 3, 2022 and March 28, 2021, we generated revenue of $124.8 million and $82.6 million, respectively, representing a year-over-year increase of 51.1%. Loss from operations were $8.7 million and $11.5 million for the three months ended April 3, 2022 and March 28, 2021, respectively.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in brand awareness and channel partnerships and to continue our global expansion. We expect to increase our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform and compete for engineering talent. We also expect to significantly increase our Sales and Marketing expense as we invest in new campaigns to increase awareness of and preference for the Arlo brand.

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

	As of
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Cumulative registered accounts	6,389	21.1%	5,275
Cumulative paid accounts	1,272	131.7%	549
Annual recurring revenue	$101,341	74.0%	$58,238

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

Annual Recurring Revenue ("ARR"). Effective as of the quarter ended October 3, 2021, we have adopted ARR as one of the key indicators of our business performance. We believe ARR enables measurement of our business initiatives, and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually and is calculated by taking our recurring paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. Recurring paid service revenue represents the revenue we recognize from our paid accounts and excludes prepaid service revenue and Non-Recurring Engineering ("NRE") service revenue from strategic partners. The ARR for the comparative period presented was derived following the same methodology. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

COVID-19 Update

We continue to closely monitor developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. The extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, including the duration of the pandemic, the broader implications of the macro-economic recovery and the impact on overall customer demand, all of which are uncertain and cannot be predicted. Our priorities and actions during the COVID-19 pandemic continue to be focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing continuous updates to our health and safety policies and processes and progress made through vaccinations. We continue to instruct all but a limited number of our global workforce to work remotely as a precautionary measure intended to minimize the risk of the virus to them and the communities in which we operate, while we continue to focus on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges presented by the COVID-19 pandemic. We also continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, component cost increases, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end-market demand. As of April 3, 2022, international freight capacity has dropped, causing air and ocean freight rates to materially increase compared to pre-pandemic levels. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the three months ended April 3, 2022, we saw a 606% increase in freight-in expense compared to the prior year period as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to persist through 2022. While we believe we have been broadly successful in navigating COVID-19 related challenges to date, any further disruptions brought about by the COVID-19 pandemic to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance. In addition, as a result of the COVID-19 pandemic, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of our hedging instruments, among others.

During the first quarter of 2022, we remained focused on navigating these on-going challenges presented by the COVID-19 pandemic through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, subleasing excess office space, and deferment of hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	April 3, 2022		March 28, 2021
	(In thousands, except percentage data)
Revenue:
Products	$94,825	76.0%	$59,761	72.4%
Services	29,926	24.0%	22,795	27.6%
Total revenue	124,751	100.0%	82,556	100.0%
Cost of revenue:
Products	80,777	64.8%	47,157	57.1%
Services	10,399	8.3%	9,592	11.6%
Total cost of revenue	91,176	73.1%	56,749	68.7%
Gross profit	33,575	26.9%	25,807	31.3%
Operating expenses:
Research and development	16,379	13.1%	14,791	17.9%
Sales and marketing	13,168	10.6%	11,207	13.6%
General and administrative	12,621	10.1%	11,227	13.6%
Separation expense	79	0.1%	54	0.1%
Total operating expenses	42,247	33.9%	37,279	45.2%
Loss from operations	(8,672)	(7.0)%	(11,472)	(13.9)%
Interest income (expense), net	(5)	—%	24	—%
Other income (expense), net	411	0.3%	909	1.1%
Loss before income taxes	(8,266)	(6.7)%	(10,539)	(12.8)%
Provision for income taxes	213	0.2%	180	0.2%
Net loss	$(8,479)	(6.9)%	$(10,719)	(13.0)%

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

Under the Supply Agreement that we entered into with Verisure in 2019 (the "Supply Agreement"), Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of April 3, 2022, $205.5 million of the purchase commitment has been fulfilled. The Supply Agreement also provides for certain NRE services to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $13.5 million, payable in installments upon meeting certain development milestones. As of April 3, 2022, Verisure has paid the full cash consideration of $13.5 million for these NRE services. For the three months ended April 3, 2022 and March 28, 2021, the Company recognized service revenue of $0.1 million and $1.5 million, respectively, for these NRE services.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Americas	$68,466	37.9%	$49,636
Percentage of revenue	54.9%		60.1%
EMEA	49,975	103.2%	24,591
Percentage of revenue	40.1%		29.8%
APAC	6,310	(24.2)%	8,329
Percentage of revenue	5.0%		10.1%
Total revenue	$124,751	51.1%	$82,556

Revenue for the three months ended April 3, 2022 increased 51.1%, compared to the prior year period, primarily due to higher product sales and service revenue. Product revenue increased by $35.1 million, or 58.7% for the three months ended April 3, 2022 compared to the prior year period, primarily driven by an increase in product shipments in Americas and EMEA due to stronger customer demand, partially offset by higher provisions for sales returns and marketing expenditures that are deemed to be a reduction of revenue. Service revenue increased by $7.1 million, or 31.3% for the three months ended April 3, 2022 compared to the prior year period, primarily due to an increase in paid accounts, partially offset by a decrease in Verisure NRE revenue recognition.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Cost of revenue:
Products	$80,777	71.3%	$47,157
Services	10,399	8.4%	9,592
Total cost of revenue	$91,176	60.7%	$56,749

Cost of product revenue increased for the three months ended April 3, 2022 compared to the prior year period, primarily due to increases in product revenue and freight-in expense as a result of COVID-19 related supply chain disruption and price inflation. Cost of service revenue increased for the three months ended April 3, 2022 compared to the prior year period, as a result of service revenue growth, offset by cost optimizations.

Gross Profit

The following table presents gross profit for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Gross profit:
Products	$14,048	11.5%	$12,604
Services	19,527	47.9%	13,203
Total gross profit	$33,575	30.1%	$25,807
Gross margin percentage:
Products	14.8%		21.1%
Services	65.3%		57.9%
Total gross margin percentage	26.9%		31.3%

Gross profit increased for the three months ended April 3, 2022, compared to the prior year period, due to a combination of both product and service revenue increases. The product gross profit increase is primarily due to an increase in product revenue, partially offset by higher freight-in costs as a result of COVID-19 related supply chain disruption. The service gross profit increase is primarily due to growth in paid service revenue and cost optimizations implemented. Product gross margin reduced for the three months ended April 3, 2022, compared to the prior year period, due to higher warranty expense and higher freight-in costs as a result of COVID-19 related supply chain disruption. Service gross margin increased for the three months ended April 3, 2022, compared to the prior year period, due to cost optimizations and a higher mix of recurring paid service revenue.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and corporate IT and facilities overhead. We recognize research and development expense as it is incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. We expect research and development expense to increase in absolute dollars as we develop new product and service offerings and compete for engineering talent. Research and development expense directly attributable to delivering the Verisure NRE is recognized in cost of service.

The following table presents research and development expense for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Research and development expense	$16,379	10.7%	$14,791

Research and development expense increased $1.6 million for the three months ended April 3, 2022, compared to the prior year period, primarily due to increases of $0.9 million in outside professional services and $0.2 million in personnel-related expenses and a decrease in certain research and development expenses amounting to $0.4 million, which were attributed to the Verisure NRE projects, and are classified as cost of service revenue.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and credit card processing fees. We expect our sales and marketing expense to significantly increase in the future as we invest in marketing to drive awareness of our brand and drive demand for our products and services.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Sales and marketing expense	$13,168	17.5%	$11,207

Sales and marketing expense increased $2.0 million for the three months ended April 3, 2022, compared to the prior year period, primarily due to increases of $0.9 million in marketing expenditures, $0.8 million in personnel-related expenses, $0.5 million in credit card processing fees and $0.3 million in freight-out expenses, partially offset by a decrease of $0.6 million in outside professional services.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
General and administrative expense	$12,621	12.4%	$11,227

General and administrative expense increased $1.4 million for the three months ended April 3, 2022, compared to the prior year period, primarily due to an increase of $1.8 million in personnel-related expenses, partially offset by a decrease of $0.3 million in IT and facility overhead.

Separation Expense

Separation expense consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR.

The following table presents separation expense for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Separation expense	$79	46.3%	$54

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Interest income (expense), net	$(5)	**	$24
Other income (expense), net	$411	**	$909
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to stay relatively flat as we deploy our short-term investments and cash and cash equivalents to fund our operations, while interest rates are expected to increase.

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included reimbursements for the Verisure Transition Service Agreement ("TSA") and the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for qualified wages in Other income.

Other income (expense), net decreased for the three months ended April 3, 2022 compared to the prior year period, primarily due to a decrease of $0.8 million in Verisure TSA related income, partially offset by an increase of $0.3 million in foreign currency gains.

Provision for Income Taxes

	Three Months Ended
	April 3, 2022	% Change	March 28, 2021
	(In thousands, except percentage data)
Provision for income taxes	$213	18.3%	$180
Effective tax rate	(2.6)%		(1.7)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three months ended April 3, 2022, compared to the prior year period, was primarily due to higher foreign earnings in fiscal 2022. Consistent with the prior year, the Company maintained a valuation allowance against its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of April 3, 2022, our accumulated deficit was $297.3 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our company’s name with a high quality financial institution, which acts as our custodian and investment manager. As of April 3, 2022, we had cash, cash equivalents and short-term investments totaling $145.5 million. 11.3% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. On October 27, 2021, the Company entered into a Loan and Security Agreement with Bank of America, N.A. for a $40.0 million three-year revolving credit facility. Refer to Note 8. Debt for further information about the terms and structure of the credit facility.

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

Cash Flow

The following table presents our cash flows for the periods presented:

	Three Months Ended
	April 3, 2022	March 28, 2021
	(In thousands)
Net cash used in operating activities	$(24,557)	$(30,168)
Net cash provided by (used in) investing activities	(44,938)	14,197
Net cash provided by (used in) financing activities	(5,272)	1,956
Net cash decrease	$(74,767)	$(14,015)

Operating activities

Net cash used in operating activities decreased by $5.6 million for the three months ended April 3, 2022 compared to the prior year period. This decrease comprised a $3.8 million reduction in adjusted net loss reconciled to net cash used in operating activities and a decrease in working capital used in operations of $1.8 million, mainly driven by lower payments to suppliers primarily as a result of lower inventory purchases and an increase in accrued and other liabilities, partially offset by lower collections from customer primarily as a result of a change in customer's payment terms.

Our days sales outstanding (“DSO”) increased to 58 days as of April 3, 2022 compared to 50 days as of December 31, 2021, primarily as a result of changes in customer mix and payment terms. Inventory decreased marginally to $37.0 million as of April 3, 2022 from $38.4 million as of December 31, 2021, as we continue to face COVID-19 related supply chain disruptions. Despite a lower inventory level, our ending inventory turns were 8.7x in the three months ended April 3, 2022 down from 10.5x turns in the three months ended December 31, 2021, primarily as a result of the normal seasonality in our business. Our accounts payable decreased to $68.3 million as of April 3, 2022 from $84.1 million as of December 31, 2021, in line with lower product purchases.

Investing activities

Net cash used in investing activities increased by $59.1 million for the three months ended April 3, 2022 compared to the prior year period, primarily due to purchases of short-term investments.

Financing activities

Net cash used in financing activities was $5.3 million for the three months ended April 3, 2022, representing tax withholdings from restricted stock unit releases of $6.7 million, offset by proceeds from exercises of stock options of $1.4 million. Net cash provided by financing activities was $2.0 million for the three months ended March 28, 2021, representing proceeds from ESPP contributions and exercises of stock options of $6.1 million, offset by tax withholdings from restricted stock unit releases of $4.2 million.

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

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the three months ended April 3, 2022, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q,

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 3, 2022, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our stock, can be materially and adversely affected. Below are changes to our risk factors included in our Annual Report From 10-K for the year ended December 31, 2021.

Instability in geographies where we have operations and personnel or where we derive amounts of revenue could have a material adverse effect on our business, customers, operations and financial results.

Economic, civil, military and political uncertainty exists and may increase in regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have operations in the emerging market economies of Eastern Europe, previously including operations in Belarus, utilizing employees and contractors who perform services relating to new product releases. In late February 2022, Russian military forces launched significant military action against Ukraine. Sustained conflict and disruption in the region is likely. The impact to Belarus, Russia and Ukraine, as well as actions taken by other countries, including new and stricter export controls and sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our product development timelines and increase our research and development expenditure. Material adverse effects from the conflict and enhanced sanctions activity has caused us to transition our operations out of Belarus to other countries. We are actively monitoring the security of our remaining employees and contractors in Eastern Europe and the stability of our infrastructure, including communications and internet availability. To date we have not experienced any material interruptions in our operations there, but if we are unable to effectively replicate the capabilities previously provided by our Belarusian operations in other countries, our ability to timely introduce new products and financial results may be harmed.

Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1*	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers				X
10.2*	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers				X
10.3*	Performance Stock Unit Award under 2018 Equity Incentive Plan				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
*	Indicates management contract or compensatory plan or arrangement.

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

Date: May 11, 2022