Form 10-Q
period 2022-07-03
Arlo Technologies, Inc.
filed 2022-08-10
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 87,631,698 as of August 5, 2022.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 3, 2022	December 31, 2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$85,537	$175,749
Short-term investments (amortized cost of $49,901 and $—)	49,721	—
Accounts receivable (net of allowance for credit losses of $405 and $337)	73,998	79,564
Inventories	39,208	38,390
Prepaid expenses and other current assets	8,890	9,919
Total current assets	257,354	303,622
Property and equipment, net	7,478	9,595
Operating lease right-of-use assets, net	15,242	14,814
Goodwill	11,038	11,038
Restricted cash	4,125	4,107
Other non-current assets	4,441	4,314
Total assets	$299,678	$347,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,423	$84,098
Deferred revenue	13,445	29,442
Accrued liabilities	82,225	97,377
Income tax payable	138	12
Total current liabilities	173,231	210,929
Non-current deferred revenue	577	1,344
Non-current operating lease liabilities	21,469	21,470
Non-current income taxes payable	94	94
Other non-current liabilities	1,906	1,001
Total liabilities	197,277	234,838
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 87,529,758 at July 3, 2022 and 84,453,212 at December 31, 2021	88	84
Additional paid-in capital	411,316	401,367
Accumulated other comprehensive income	(168)	—
Accumulated deficit	(308,835)	(288,799)
Total stockholders’ equity	102,401	112,652
Total liabilities and stockholders’ equity	$299,678	$347,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands, except per share data)
Revenue:
Products	$86,191	$73,311	$181,016	$133,072
Services	32,788	25,260	62,714	48,055
Total revenue	118,979	98,571	243,730	181,127
Cost of revenue:
Products	73,829	62,019	154,606	109,176
Services	11,410	10,383	21,809	19,975
Total cost of revenue	85,239	72,402	176,415	129,151
Gross profit	33,740	26,169	67,315	51,976

Operating expenses:
Research and development	17,402	16,251	33,781	31,042
Sales and marketing	14,506	12,459	27,674	23,666
General and administrative	13,149	13,559	25,770	24,786
Impairment charges	—	9,116	—	9,116
Separation expense	25	605	104	659
Total operating expenses	45,082	51,990	87,329	89,269

Loss from operations	(11,342)	(25,821)	(20,014)	(37,293)
Interest income (expense), net	129	3	124	27
Other income (expense), net	(116)	2,662	295	3,571
Loss before income taxes	(11,329)	(23,156)	(19,595)	(33,695)
Provision for income taxes	228	164	441	344
Net loss	$(11,557)	$(23,320)	$(20,036)	$(34,039)

Net loss per share:
Basic	$(0.13)	$(0.28)	$(0.23)	$(0.42)
Diluted	$(0.13)	$(0.28)	$(0.23)	$(0.42)
Weighted average shares used to compute net loss per share:
Basic	86,868	82,134	85,966	81,275
Diluted	86,868	82,134	85,966	81,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands)
Net loss	$(11,557)	$(23,320)	$(20,036)	$(34,039)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative instruments	—	—	—	(2)
Unrealized gain (loss) on available-for-sale securities	(122)	—	(168)	(1)
Total other comprehensive income (loss), before tax	(122)	—	(168)	(3)
Total other comprehensive income (loss), net of tax	(122)	—	(168)	(3)
Comprehensive loss	$(11,679)	$(23,320)	$(20,204)	$(34,042)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of April 3, 2022	85,835	$86	$409,242	$(46)	$(297,278)	$112,004
Net loss	—	—	—	—	(11,557)	(11,557)
Stock-based compensation expense	—	—	7,093	—	—	7,093
Settlement of liability classified RSUs	—	—	95	—	—	95
Issuance of common stock under stock-based compensation plans	2,294	2	34	—	—	36
Issuance of common stock under Employee Stock Purchase Plan	304	1	1,746			1,747
Restricted stock unit withholdings	(903)	(1)	(6,894)	—	—	(6,895)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(122)	—	(122)
Balance as of July 3, 2022	87,530	$88	$411,316	$(168)	$(308,835)	$102,401

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of March 28, 2021	81,250	$81	$379,738	$—	$(243,489)	$136,330
Net loss	—	—	—	—	(23,320)	(23,320)
Stock-based compensation expense	—	—	6,575	—	—	6,575
Settlement of liability classified RSUs	—	—	104	—	—	104
Issuance of common stock under stock-based compensation plans	2,465	3	—	—	—	3
Restricted stock unit withholdings	(798)	(1)	(4,906)	—	—	(4,907)
Balance as of June 27, 2021	82,917	$83	$381,511	$—	$(266,809)	$114,785

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2021	84,453	$84	$401,367	$—	$(288,799)	$112,652
Net loss	—	—	—	—	(20,036)	(20,036)
Stock-based compensation expense	—	—	15,276	—	—	15,276
Settlement of liability classified RSUs	—	—	5,061	—	—	5,061
Issuance of common stock under stock-based compensation plans	4,421	5	1,419	—	—	1,424
Issuance of common stock under Employee Stock Purchase Plan	304	1	1,746	—	—	1,747
Restricted stock unit withholdings	(1,648)	(2)	(13,553)	—	—	(13,555)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(168)	—	(168)
Balance as of July 3, 2022	87,530	$88	$411,316	$(168)	$(308,835)	$102,401

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	(In thousands)
Balance as of December 31, 2020	79,336	$79	$366,455	$3	$(232,770)	$133,767
Net loss	—	—	—	—	(34,039)	(34,039)
Stock-based compensation expense	—	—	11,446	—	—	11,446
Settlement of liability classified RSUs	—	—	6,562	—	—	6,562
Issuance of common stock under stock-based compensation plans	4,598	6	4,433	—	—	4,439
Issuance of common stock under Employee Stock Purchase Plan	353	—	1,697	—	—	1,697
Restricted stock unit withholdings	(1,370)	(2)	(9,082)	—	—	(9,084)
Change in unrealized gains and losses on available-for-sale securities, net of tax	—	—	—	(1)	—	(1)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Balance as of June 27, 2021	82,917	$83	$381,511	$—	$(266,809)	$114,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 3, 2022	June 27, 2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,036)	$(34,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,834	19,949
Impairment charges	—	9,116
Depreciation and amortization	2,523	3,169
Allowance for credit losses and inventory reserves	(120)	(1,085)
Deferred income taxes	133	(115)
Premium amortization (discount accretion) on investments, net	89	(3)
Changes in assets and liabilities:
Accounts receivable, net	5,498	25,736
Inventories	(628)	22,652
Prepaid expenses and other assets	767	(4,782)
Accounts payable	(6,565)	(19,189)
Deferred revenue	(16,763)	(18,802)
Accrued and other liabilities	(16,113)	(26,073)
Net cash used in operating activities	(29,381)	(23,466)
Cash flows from investing activities:
Purchases of property and equipment	(451)	(1,066)
Purchases of short-term investments	(59,490)	—
Proceeds from maturities of short-term investments	9,512	20,000
Net cash provided by (used in) investing activities	(50,429)	18,934
Cash flows from financing activities:
Proceeds related to employee benefit plans	3,171	6,136
Restricted stock unit withholdings	(13,555)	(9,084)
Net cash used in financing activities	(10,384)	(2,948)
Net decrease in cash and cash equivalents and restricted cash	(90,194)	(7,480)
Cash and cash equivalents and restricted cash, at beginning of period	179,856	190,291
Cash and cash equivalents and restricted cash, at end of period	$89,662	$182,811

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$333	$549

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

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes during the six months ended July 3, 2022.

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

There were no accounting pronouncements adopted during the six months ended July 3, 2022.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of July 3, 2022:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$18,054	$529	$49	$18,632

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the six months ended July 3, 2022 and June 27, 2021, $53.4 million and $39.6 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $70.1 million and $45.3 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. $11.9 million and $16.1 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

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

	As of
	July 3, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$85,537	$175,749
Restricted cash	4,125	4,107
Total as presented on the unaudited condensed consolidated statements of cash flows	$89,662	$179,856

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$178,698	$186,127
Restricted cash	4,113	4,164
Total as presented on the unaudited condensed consolidated statements of cash flows	$182,811	$190,291

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Available-for-sale short-term investments

	As of July 3, 2022				As of December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$49,901	$—	$(180)	$49,721	$—	$—	$—	$—

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investments for the three months ended July 3, 2022.

Accounts receivable, net

	As of
	July 3, 2022	December 31, 2021
	(In thousands)
Gross accounts receivable	$74,403	$79,901
Allowance for credit losses	(405)	(337)
Total accounts receivable, net	$73,998	$79,564

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands)
Balance at the beginning of the period	$339	$519	$337	$519
Provision for expected credit losses	66	17	68	17
Amounts recovered due to collection	—	—	—	—
Balance at the end of the period	$405	$536	$405	$536

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of July 3, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

The components of property and equipment are as follows:

	As of
	July 3, 2022	December 31, 2021
	(In thousands)
Machinery and equipment	$13,488	$13,302
Software	13,755	13,928
Computer equipment	4,083	4,062
Furniture and fixtures	2,562	2,404
Leasehold improvements	5,032	4,922
Total property and equipment, gross	38,920	38,618
Accumulated depreciation and amortization	(31,442)	(29,023)
Total property and equipment, net (1)	$7,478	$9,595
_________________________
(1)    $2.0 million and $2.4 million property and equipment, net, respectively, was included in the sublease arrangement for the San Jose office building as of July 3, 2022 and December 31, 2021.

Depreciation and amortization expense pertaining to property and equipment was $1.2 million and $2.5 million for the three and six months ended July 3, 2022, respectively, and $1.6 million and $3.1 million for the three and six months ended June 27, 2021, respectively.

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

Goodwill

There was no change in the carrying amount of goodwill during the six months ended July 3, 2022. The goodwill as of December 31, 2021 and July 3, 2022 was $11.0 million.

Goodwill Impairment

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

The Company determined that no events occurred or circumstances changed during the six months ended July 3, 2022 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a significant decline in the Company’s stock price based on market conditions and deterioration of the Company’s business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	July 3, 2022	December 31, 2021
	(In thousands)
Net deferred tax assets	$1,432	$1,565
Sublease	1,708	1,471
Deposits	122	122
Other	1,179	1,156
Total other non-current assets	$4,441	$4,314

Accrued liabilities

	As of
	July 3, 2022	December 31, 2021
	(In thousands)
Sales and marketing	$27,409	$31,417
Sales returns	15,386	19,960
Accrued employee compensation	14,218	12,367
Current operating lease liabilities	4,584	4,609
Freight	2,424	8,086
Warranty obligation	1,285	1,330
Other	16,919	19,608
Total accrued liabilities	$82,225	$97,377

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of July 3, 2022 and December 31, 2021:

	As of July 3, 2022			As of December 31, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$22,038	$22,038	$—	$21,935	$21,935	$—
Available-for-sale securities: U.S. treasuries (1)	49,721	49,721	—	—	—	—
Foreign currency forward contracts (2)	20	—	20	65	—	65
Total assets measured at fair value	$71,779	$71,759	$20	$22,000	$21,935	$65
Liabilities:
Foreign currency forward contracts (3)	$—	$—	$—	$47	$—	$47
Total liabilities measured at fair value	$—	$—	$—	$47	$—	$47
_________________________
(1)Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)Included in Accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. Additionally, the Company includes an adjustment for non-performance risk in the recognized measure of fair value of derivative instruments. As of July 3, 2022 and December 31, 2021, the adjustment for non-performance risk did not have a material impact on the fair value of the Company’s foreign currency forward contracts. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities. As of July 3, 2022 and December 31, 2021, the Company had no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. For the three and six months ended July 3, 2022, the Company had no assets or liabilities measured on a nonrecurring basis. In the second quarter of 2021, in connection with the long-lived assets impairment analysis, certain lease related property and equipment assets and right-of-use asset were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the asset group was calculated by utilizing projected cash flows from the sublease, discounted by a market derived discount rate at 8.0%. As of May 25, 2021, the date of measurement, the fair value of the right-of-use asset and other lease related property and equipment assets were $8.1 million and $2.8 million, respectively. The Company recorded an impairment charge of $9.1 million on the assets measured at fair value on a non-recurring basis, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, for the three and six months ended June 27, 2021. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use asset and long-lived assets.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair value of derivative instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of July 3, 2022 and December 31, 2021 are summarized as follows:

Derivative Assets	Balance Sheet Location	July 3, 2022	December 31, 2021	Balance Sheet Location	July 3, 2022	December 31, 2021
		(In thousands)			(In thousands)
Derivative assets not designated as hedging instruments	Prepaid expenses and other current assets	$20	$65	Accrued liabilities	$—	$47

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

The following tables set forth the offsetting of derivative assets as of July 3, 2022 and December 31, 2021:

July 3, 2022				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
HSBC	$18	$—	$18	$—	$—	$18
Wells Fargo Bank	$2	$—	$2	$—	$—	$2
Total	$20	$—	$20	$—	$—	$20

December 31, 2021				Gross Amounts Not Offset in the Unaudited Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Unaudited Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
	(In thousands)
Wells Fargo Bank	$65	$—	$65	$(47)	$—	$18

There were no derivative liabilities recorded as of July 3, 2022. The following table sets forth the offsetting of derivative liabilities as of December 31, 2021:

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

Cash flow hedges

The Company typically hedges portions of its anticipated foreign currency exposure which generally are less than six months. The Company did not enter into any forward contracts related to its cash flow hedging program for the three and six months ended July 3, 2022. There were no cash flow hedge effects on the unaudited condensed consolidated statements of operations for the three months ended July 3, 2022.

The effects of the Company’s cash flow hedges on the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2021 are summarized as follows:

	Three Months Ended June 27, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$98,571	$72,402	$16,251	$12,459	$13,559
Gains (losses) on cash flow hedge	—	—	—	—	—

	Six Months Ended June 27, 2021
	Location and Amount of Gains (Losses) Recognized in Income on Cash Flow Hedges
	Revenue	Cost of revenue	Research and development	Sales and marketing	General and administrative
	(In thousands)
Statements of operations	$181,127	$129,151	$31,042	$23,666	$24,786
Gains (losses) on cash flow hedge	—	—	—	2	—

The Company expects to reclassify to earnings all of the amounts recorded in AOCI (as defined below) associated with its cash flow hedges over the next twelve months. For information on the unrealized gains or losses on derivatives reclassified out of AOCI into the unaudited condensed consolidated statements of operations, refer to Note 7, Accumulated Other Comprehensive Income (Loss).

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur within the designated hedge period or if not recognized within 60 days following the end of the hedge period. The Company did not recognize any material net gains or losses related to the loss of hedge designation as there were no discontinued cash flow hedges during the six months ended July 3, 2022 and June 27, 2021.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-designated hedges

The Company adjusts its non-designated hedges monthly and enters into about six non-designated derivatives per quarter with an average size of $1.8 million. The hedges range typically from one to three months in duration. The effects of the Company’s non-designated hedges, which are included in Other income (expense), net in the unaudited condensed consolidated statements of operations for the three and six months ended July 3, 2022 and June 27, 2021, were as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income on Derivative	Three Months Ended		Six Months Ended
		July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
		(In thousands)
Foreign currency forward contracts	Other income (expense), net	$59	$(80)	$187	$(85)

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three and six months ended July 3, 2022 and June 27, 2021.

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of April 3, 2022	$(46)	$—	$—	$(46)
Other comprehensive income (loss) before reclassifications	(122)	—	—	(122)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	(122)	—	—	(122)
Balance as of July 3, 2022	$(168)	$—	$—	$(168)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	(168)	—	—	(168)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	(168)	—	—	(168)
Balance as of July 3, 2022	$(168)	$—	$—	$(168)

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of March 28, 2021	$—	$—	$—	$—
Other comprehensive income (loss) before reclassifications	—	—	—	—
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	—	—	—	—
Balance as of June 27, 2021	$—	$—	$—	$—

	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$1	$2	$—	$3
Other comprehensive income (loss) before reclassifications	(1)	—	—	(1)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Net current period other comprehensive income (loss)	(1)	(2)	—	(3)
Balance as of June 27, 2021	$—	$—	$—	$—

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended July 3, 2022 and June 27, 2021:

Three Months Ended
	July 3, 2022		June 27, 2021
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$—	$—	$—	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	—	—	—	Research and development
Foreign currency contracts	—	—	—	—	Sales and marketing
Foreign currency contracts	—	—	—	—	General and administrative
	$—	$—	$—	$—	Total *

Six Months Ended
	July 3, 2022		June 27, 2021
	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Gains (Losses) Recognized in OCI - Effective Portion	Gains (Losses) Reclassified from OCI to Income - Effective Portion	Affected Line Item in the Statements of Operations
(In thousands)
Gains (losses) on cash flow hedge:
Foreign currency contracts	$—	$—	$—	$—	Revenue
Foreign currency contracts	—	—	—	—	Cost of revenue
Foreign currency contracts	—	—	—	—	Research and development
Foreign currency contracts	—	—	—	2	Sales and marketing
Foreign currency contracts	—	—	—	—	General and administrative
	$—	$—	$—	$2	Total *
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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require the Company to (a) until the Company achieves a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time a Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect. As of July 3, 2022, the Company is in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of July 3, 2022.

Note 9.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain of the Company's leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for fixed lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Gross lease expense was $1.8 million and $1.4 million for the three months ended July 3, 2022 and June 27, 2021, respectively, and $3.6 million and $3.1 million for the six months ended July 3, 2022 and June 27, 2021, respectively. The lease expense was recorded within Cost of revenue, Research and development, Sales and marketing, and General and administrative expense in the Company's unaudited condensed consolidated statements of operations. Short-term leases and variable lease costs were included in the lease expense and they were immaterial. The Company recorded sublease income as reduction of lease expense, in the amount of $0.5 million and $1.0 million for the three and six months ended July 3, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental cash flow information related to operating leases for the six months ended July 3, 2022 and June 27, 2021 was as follows:

	July 3, 2022	June 27, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,618	$3,055
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$2,670	$—

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of
	July 3, 2022	December 31, 2021
Weighted average remaining lease term	5.3 years	6.1 years
Weighted average discount rate	5.71%	5.77%

The Company's future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from its subtenants for each of the next five years and thereafter as of July 3, 2022 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2022 (Remaining six months)	$2,779	$(1,004)	$1,775
2023	6,091	(1,891)	4,200
2024	5,448	(1,947)	3,501
2025	3,761	(2,006)	1,755
2026	3,872	(2,066)	1,806
Thereafter	8,794	(5,942)	2,852
Total future lease payments	30,745	$(14,856)	$15,889
Less: interest (1)	(4,692)
Present value of future minimum lease payments	$26,053

Accrued liabilities	$4,584
Non-current operating lease liabilities	21,469
Total lease liabilities	$26,053
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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Letters of Credit

In connection with the lease agreement for the office space located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of July 3, 2022, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 3, 2022, the Company had approximately $67.3 million in non-cancelable purchase commitments with suppliers. As a result of the COVID-19 pandemic, the Company has experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. In order to reduce manufacturing lead-times and to ensure an adequate supply of inventories, the Company has worked with its suppliers to place longer lead-time purchase orders to ensure availability of components and materials from its supply chain. Under this circumstance, the Company may be obligated to purchase long lead-time component inventory procured in accordance with its forecasts. As of July 3, 2022, a further $55.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. As of July 3, 2022, the loss liability from committed purchases was $0.3 million. From time to time the Company’s suppliers procure unique complex components on the Company’s behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands)
Balance at the beginning of the period	$1,330	$1,937	$1,330	$2,451
Provision for (release of) warranty obligation made during the period	34	(17)	113	(386)
Settlements made during the period	(79)	(115)	(158)	(260)
Balance at the end of the period	$1,285	$1,805	$1,285	$1,805

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

In the State Action, on May 5, 2021, the court held a status conference. At that conference, the state court instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their second amended complaint on June 4, 2021, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019 and fell outside the Settlement Class (as defined in the federal settlement). On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On July 6, 2021, defendants filed multiple demurrers to the second amended complaint. Plaintiffs filed their oppositions on August 12, 2021, and defendants filed their replies on August 27, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal is pending before the California Court of Appeal, Sixth Appellate District. Plaintiffs-Appellants filed their opening brief on May 20, 2022. Defendants-Respondents must file their brief on or before August 18, 2022. The court has not yet set a date for oral argument.

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. On August 23, 2021, plaintiff filed a second amended complaint. Defendants moved to dismiss the second amended complaint on December 17, 2021. Plaintiff filed his opposition on January 31, 2022, and defendants filed their reply on March 2, 2022. On July 28, 2022, the Court heard defendants’ motion to dismiss. At the hearing, the Court informed the parties that it was inclined to grant defendants’ motion for lack of jurisdiction, but no order has yet been issued.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

As of July 3, 2022, the Company is unable to predict the outcome of this matter, and, at this time, cannot reasonably estimate the possible loss or range of loss with respect to the legal proceeding discussed herein.

Indemnification of Directors and Officers

The Company, as permitted under Delaware law and in accordance with its bylaws, has agreed to indemnify its officers and directors for certain events or occurrences, subject to certain conditions, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that will enable it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement will be minimal. The Company had no liabilities recorded for these agreements as of July 3, 2022 and December 31, 2021.

Indemnifications

Prior to the completion of the IPO, the Company historically participated in NETGEAR’s sales agreements. In its sales agreements, NETGEAR typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by NETGEAR’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve-outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company had no liabilities recorded for these agreements as of July 3, 2022 and December 31, 2021. In connection with the separation of Arlo from NETGEAR (the "Separation"), and after July 1, 2018, certain sales agreements were transferred to the Company, and the Company has replaced certain shared contracts, which include similar indemnification terms.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Change in Control and Severance Agreements

The Company has entered into change in control and severance agreements with certain of its executive officers (the “Severance Agreements”). Pursuant to the Severance Agreements, upon a termination without cause or resignation with good reason, the individual would be entitled to (1) cash severance equal to (a) the individual’s annual base salary and an additional amount equal to his or her target annual bonus (for the Chief Executive Officer) or (b) the individual’s annual base salary (for other executive officers), (2) 12 months of health benefits continuation, and (3) accelerated vesting of any unvested time-based equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control, the individual would be entitled to (1) cash severance equal to a multiple (2 times for the Chief Executive Officer and 1 times for other executive officers) of the sum of the individual’s annual base salary and target annual bonus, (2) a number of months of health benefits continuation (24 months for the Chief Executive Officer and 12 months for other executive officers) and (3) vesting of all outstanding, unvested equity awards (for the Chief Executive Officer) and the vesting of all outstanding, unvested time-based equity awards (for other executive officers). Severance will be conditioned upon the execution and non-revocation of a release of claims. The Company had no liabilities recorded for these agreements as of July 3, 2022.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The Company’s employees have historically participated in NETGEAR’s various stock-based plans, which are described below and represent the portion of NETGEAR’s stock-based plans in which Arlo employees participated as of July 3, 2022. The Company’s unaudited condensed consolidated statements of operations reflect compensation expense for these stock-based plans associated with the portion of NETGEAR’s plans in which Arlo employees participated.

The following table sets forth the available shares for grant under the 2018 Plan as of July 3, 2022:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2021	2,509
Additional authorized shares	3,378
Granted	(4,474)
Forfeited / cancelled	1,352
Shares traded for taxes	1,648
Shares available for grant as of July 3, 2022	4,413

Employee Stock Purchase Plan

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company sponsors an Employee Stock Purchase Plan (“ESPP”), pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of July 3, 2022, 1,855,548 shares were available for issuance under the ESPP.

Option Activity

Arlo’s stock option activity during the six months ended July 3, 2022 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	2,574	$10.55
Granted	—	$—
Exercised	(209)	$6.81
Forfeited / cancelled	(3)	$16.00
Expired	(177)	$15.84
Outstanding as of July 3, 2022	2,185	$10.47
Vested and expected to vest as of July 3, 2022	2,185	$10.47
Exercisable Options as of July 3, 2022	2,180	$10.46

NETGEAR’s stock option activity for Arlo employees during the six months ended July 3, 2022 was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	11	$20.11
Exercised	(4)	$19.53
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of July 3, 2022	7	$20.47
Vested and expected to vest as of July 3, 2022	7	$20.47
Exercisable Options as of July 3, 2022	7	$20.47

RSU Activity

Arlo’s RSU activity, excluding PSU activity and MPSU activity, during the six months ended July 3, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	10,080	$5.73
Granted	3,521	$7.92
Vested	(3,917)	$6.26
Forfeited	(1,172)	$5.89
Outstanding as of July 3, 2022	8,512	$6.37

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

The Company's PSU activity during the year ended of July 3, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	527	$4.80
Granted	233	$7.49
Vested	(257)	$4.01
Forfeited	—	$—
Outstanding as of July 3, 2022 (1)	503	$6.45
_________________________
(1)    Includes 164,589 shares of PSUs for the 2020 performance period, achieved at 120% of target, or 197,507 shares and vest over three years, and 148,368 shares of PSUs for the 2021 performance period, achieved at 120% of target, or 178,042 shares and vest over four years.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company's TSR MPSU activity during the year ended of July 3, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	841	$5.92
Granted	189	$12.25
Vested	—	$—
Forfeited	—	$—
Outstanding as of July 3, 2022	1,030	$7.08

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

The Company's CEO MPSU activity during the year ended of July 3, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	739	$5.20
Granted	531	$7.18
Vested	(38)	$5.64
Forfeited	—	$—
Outstanding as of July 3, 2022	1,232	$6.04

The Company determined the fair value of the shares offered under the ESPP using the Black-Scholes option pricing model as of the grant date. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under Arlo’s ESPP for the three and six months ended July 3, 2022 and June 27, 2021.

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Expected life (in years)	0.5	NA	0.5	0.5
Risk-free interest rate	1.53%	NA	1.53%	0.06%
Expected volatility	63.0%	NA	63.0%	87.0%
Dividend yield	—	NA	—	—

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company utilized a Monte Carlo pricing model customized to the specific provisions of the 2018 Plan to value the MPSUs awards on the grant date. The weighted average assumptions used in this model to estimate fair value at the grant date are as follows:

	TSR MPSU				CEO MPSU
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Expected life	NA	NA	4.0	4.0	NA	NA	4.0	NA
Risk-free interest rate	NA	NA	1.49%	0.33%	NA	NA	1.54%	NA
Expected volatility	NA	NA	76.4%	69.9%	NA	NA	76.3%	NA
Dividend yield	NA	NA	—	—	NA	NA	—	NA
Stock Beta	NA	NA	0.42	0.45	NA	NA	NA	NA

NETGEAR’s RSU activity for Arlo employees during the six months ended July 3, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	47	$39.67
Vested	(43)	$39.36
Forfeited	(1)	$39.69
Outstanding as of July 3, 2022	3	$44.87

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

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands)
Cost of revenue	$1,335	$1,289	$2,245	$2,163
Research and development	3,621	3,832	5,923	6,388
Sales and marketing	1,790	1,639	3,170	2,829
General and administrative	5,499	4,849	10,496	8,569
Total stock-based compensation	$12,245	$11,609	$21,834	$19,949

The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award.

As of July 3, 2022, $34 thousand of unrecognized compensation cost related to Arlo’s stock options was expected to be recognized over a weighted-average period of 0.1 years. $57.5 million of unrecognized compensation cost

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
related to unvested Arlo’s RSUs, PSUs and MPSUs was expected to be recognized over a weighted-average period of 2.4 years.

As of July 3, 2022, there was no unrecognized compensation cost related to NETGEAR’s stock options for Arlo employees. $9 thousand of unrecognized compensation cost related to unvested NETGEAR RSUs for Arlo employees was expected to be recognized over a weighted-average period of 0.1 years.

Note 11.     Income Taxes

The provision for income taxes for the three and six months ended July 3, 2022 was $0.2 million and $0.4 million, or an effective tax rate of (2.0)% and (2.3)%, respectively. The provision for income taxes for the three and six months ended June 27, 2021 was $0.2 million and $0.3 million, or an effective tax rate of (0.7)% and (1.0)%. During the three and six months ended July 3, 2022, the Company sustained U.S. book losses . Consistent with the prior year, the Company maintained a valuation allowance against its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The provision for income taxes for the three months ended July 3, 2022 was slightly higher than the same period in the prior year primarily due to an increase in foreign earnings in the second quarter of 2022. The provision for income taxes for the six months ended July 3, 2022 was higher than the same period in the prior year primarily due to an increase in foreign earnings in the first half of 2022.

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

Net loss per share for the three and six months ended July 3, 2022 and June 27, 2021 were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands, except per share data)
Numerator:
Net loss	$(11,557)	$(23,320)	$(20,036)	$(34,039)
Denominator:
Weighted average common shares - basic	86,868	82,134	85,966	81,275
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	86,868	82,134	85,966	81,275

Basic net loss per share	$(0.13)	$(0.28)	$(0.23)	$(0.42)
Diluted net loss per share	$(0.13)	$(0.28)	$(0.23)	$(0.42)

Anti-dilutive employee stock-based awards, excluded	4,812	5,989	1,476	4,650

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

The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
	(In thousands)
United States (“U.S.”)	$59,997	$66,496	$125,234	$116,037
Americas (excluding U.S.)	348	185	3,577	280
EMEA	54,483	25,101	104,458	49,692
APAC	4,151	6,789	10,461	15,118
Total revenue	$118,979	$98,571	$243,730	$181,127

The Company’s Property and equipment, net is located in the following geographic locations:

	As of
	July 3, 2022	December 31, 2021
	(In thousands)
Americas
United States (“U.S.”)	$5,742	$7,302
Americas (excluding U.S.)	452	520
EMEA	313	402
APAC
China	809	1,143
APAC (excluding China)	162	228
Total property and equipment, net	$7,478	$9,595

`
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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 25.1 million smart connected devices, and as of July 3, 2022, the Arlo platform had approximately 6.6 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”) and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. International revenue was 49.6% and 32.5% of our revenue for the three months ended July 3, 2022 and June 27, 2021, respectively, and 48.6% and 35.9% of our revenue for the six months ended July 3, 2022 and June 27, 2021, respectively.

For the three months ended July 3, 2022 and June 27, 2021, we generated revenue of $119.0 million and $98.6 million, respectively, representing a year-over-year increase of 20.7%. For the six months ended July 3, 2022 and June 27, 2021, we generated revenue of $243.7 million and $181.1 million, respectively, representing a year-over-year increase of 34.6%. Loss from operations were $11.3 million and $25.8 million for the three months ended July 3, 2022 and June 27, 2021, respectively. Loss from operations were $20.0 million and $37.3 million for the six months ended July 3, 2022 and June 27, 2021, respectively.

On November 4, 2019, we concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”) with Verisure. Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and non-exclusively distribute our products through its direct channels globally for an initial term of five years.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on

`
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

	As of
	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Cumulative registered accounts	6,640	20.1%	5,527
Cumulative paid accounts	1,478	112.7%	695
Annual recurring revenue	$116,601	67.2%	$69,753

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

`

Impact of COVID-19, Global Geopolitical, Economic and Business Conditions

We continue to closely monitor developments and are taking steps to mitigate the potential risks related to the COVID-19 pandemic to us, our employees and our customers. The extent of the impact of the COVID-19 pandemic on our business operations will depend on future developments, including the duration of the pandemic, the broader implications of the macro-economic recovery and the impact on overall customer demand, all of which are uncertain and cannot be predicted. Our priorities and actions during the COVID-19 pandemic continue to be focused on protecting the health and safety of all those we serve, our employees, our customers, our suppliers and our communities, including implementing continuous updates to our health and safety policies and processes and progress made through vaccinations. We continue to instruct all but a limited number of our global workforce to work remotely as a precautionary measure intended to minimize the risk of the virus to them and the communities in which we operate, while we continue to focus on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve, despite challenges presented by the COVID-19 pandemic. We also continue to work with our suppliers to address any supply chain disruptions, which might include larger component backlogs, component cost increases, travel restrictions and logistics changes that can impact our operations. For example, increased demand for electronics as a result of the COVID-19 pandemic increased demand for chips in the automotive industry and certain other factors have led to a global shortage of semiconductors. As a result, we have experienced component shortages, including longer lead times for components and supply constraints that have affected both our ability to meet scheduled product deliveries and worldwide demand for our products. Also, as a result of the COVID-19 pandemic, our supply chain partners are limited by production capacity, constrained by material availability, labor shortages, factory uptime and freight capacity, each of which constrains our ability to capitalize fully on end-market demand. As of July 3, 2022, international freight capacity remains depressed compared to pre-pandemic levels, and this has caused, and continues to cause, air and ocean freight rates to materially increase compared to pre-pandemic levels. Furthermore, transit times have also increased, causing us to rely more on air freight in order to meet our customers' demands. For the three and six months ended July 3, 2022, we saw a 27% and 176% increase in freight-in expense compared to the prior year periods, respectively, as a result of the higher sea and air freight rates and component shortages which necessitated use of air freight to meet customer requested delivery dates. We expect supply chain constraints to persist through 2022. While we believe we have been broadly successful in navigating COVID-19 related challenges to date, any further disruptions to our supply chain and operations could have a significant negative impact on our net revenue, gross and operating margin performance. In addition, as a result of the COVID-19 pandemic, ongoing conflict in Ukraine, supply chain disruptions, inflation, lower consumer confidence and rising interest rates, we could experience material charges from potential adjustments of the carrying value of our inventories and trade receivables, impairment charges on our long-lived assets, intangible assets and goodwill, and changes in the effectiveness of our hedging instruments, among others.

During the first half of 2022, we remained focused on navigating these on-going challenges through preserving our liquidity and managing our cash flow through taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, subleasing excess office space, and deferment of hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic, the ongoing conflict in Ukraine, supply chain disruptions, inflation, lower consumer confidence and rising interest rates.

`
Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	July 3, 2022		June 27, 2021		July 3, 2022		June 27, 2021
	(In thousands, except percentage data)
Revenue:
Products	$86,191	72.4%	$73,311	74.4%	$181,016	74.3%	$133,072	73.5%
Services	32,788	27.6%	25,260	25.6%	62,714	25.7%	48,055	26.5%
Total revenue	118,979	100.0%	98,571	100.0%	243,730	100.0%	181,127	100.0%
Cost of revenue:
Products	73,829	62.1%	62,019	62.9%	154,606	63.4%	109,176	60.3%
Services	11,410	9.6%	10,383	10.5%	21,809	8.9%	19,975	11.0%
Total cost of revenue	85,239	71.6%	72,402	73.5%	176,415	72.4%	129,151	71.3%
Gross profit	33,740	28.4%	26,169	26.6%	67,315	27.6%	51,976	28.7%
Operating expenses:
Research and development	17,402	14.6%	16,251	16.5%	33,781	13.9%	31,042	17.1%
Sales and marketing	14,506	12.2%	12,459	12.6%	27,674	11.4%	23,666	13.1%
General and administrative	13,149	11.1%	13,559	13.8%	25,770	10.6%	24,786	13.7%
Impairment charges	—	—%	9,116	9.2%	—	—%	9,116	5.0%
Separation expense	25	0.0%	605	0.6%	104	0.0%	659	0.4%
Total operating expenses	45,082	37.9%	51,990	52.7%	87,329	35.8%	89,269	49.3%
Loss from operations	(11,342)	(9.5)%	(25,821)	(26.2)%	(20,014)	(8.2)%	(37,293)	(20.6)%
Interest income (expense), net	129	0.1%	3	—%	124	0.1%	27	—%
Other income (expense), net	(116)	(0.1)%	2,662	2.7%	295	0.1%	3,571	2.1%
Loss before income taxes	(11,329)	(9.5)%	(23,156)	(23.5)%	(19,595)	(8.0)%	(33,695)	(18.6)%
Provision for income taxes	228	0.2%	164	0.2%	441	0.2%	344	0.2%
Net loss	$(11,557)	(9.7)%	$(23,320)	(23.7)%	$(20,036)	(8.2)%	$(34,039)	(18.8)%

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue and NRE service revenue from Verisure and our customers. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our first generation camera products come with a prepaid service that provides users with rolling seven-day cloud video storage, the ability to connect up to five cameras and 90 days of customer support. Our second generation camera, doorbell and floodlight products come with a prepaid service that includes a one-year free trial period of Arlo Secure bundled with our Arlo Ultra products launched in early 2019, and a three-month free trial period of Arlo Secure bundled with our products launched after September 2019. Upon device shipment, we attribute a portion of the sales price to the prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful economic life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our services also include certain development services provided to Verisure and other customers under NRE arrangements. In the third quarter of 2021, we introduced Arlo Secure, our new service plan with coverage for unlimited cameras and an enhanced Emergency Response solution. Arlo Secure replaced Arlo Smart, our previous service plan. Existing Arlo Smart customers are entitled to either retain their existing plans or upgrade to the new Arlo Secure plan of their choosing.

`
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

Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of July 3, 2022, $255.6 million of the purchase commitment has been fulfilled. The Supply Agreement also provides for certain NRE services to Verisure, including developing certain custom products specified by Verisure in exchange for an aggregate of $13.5 million, payable in installments upon meeting certain development milestones. As of July 3, 2022, Verisure has paid the full cash consideration of $13.5 million for these NRE services. For the three months ended July 3, 2022 and June 27, 2021, we recognized service revenue of $0.2 million and $2.0 million, respectively, for these NRE services.

We conduct business across three geographic regions: Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Americas	$60,345	(9.5)%	$66,681	$128,811	10.7%	$116,317
Percentage of revenue	50.7%		67.6%	52.8%		64.2%
EMEA	54,483	117.1%	25,101	104,458	110.2%	49,692
Percentage of revenue	45.8%		25.5%	42.9%		27.4%
APAC	4,151	(38.9)%	6,789	10,461	(30.8)%	15,118
Percentage of revenue	3.5%		6.9%	4.3%		8.4%
Total revenue	$118,979	20.7%	$98,571	$243,730	34.6%	$181,127

Revenue for the three and six months ended July 3, 2022 increased 20.7% and 34.6%, compared to the prior year periods, respectively, primarily due to higher product sales and service revenue. Product revenue increased by $12.9 million, or 17.6% and $47.9 million, or 36.0% for the three and six months ended July 3, 2022 compared to the prior year periods, respectively, primarily driven by an increase in product shipments in EMEA due to stronger customer demand and the launch of a customized camera in the Verisure Security channel, partially offset by decrease in product sales in Americas and APAC, and higher provisions for sales returns in Americas due to higher return rates in the current period that are deemed to be a reduction of revenue. Service revenue increased by $7.5 million, or 29.8% and $14.7 million, or 30.5% for the three and six months ended July 3, 2022 compared to the prior year periods, respectively, primarily due to an increase in paid accounts, partially offset by a decrease in Verisure NRE revenue recognition.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operation staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, IT and facilities overhead as well as NRE service costs incurred under the Verisure NRE arrangements.

`
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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Cost of revenue:
Products	$73,829	19.0%	$62,019	$154,606	41.6%	$109,176
Services	11,410	9.9%	10,383	21,809	9.2%	19,975
Total cost of revenue	$85,239	17.7%	$72,402	$176,415	36.6%	$129,151

Cost of product revenue increased 19.0% and 41.6% for the three and six months ended July 3, 2022 compared to the prior year periods, respectively, primarily due to increases in gross shipments plus the increases in costs of materials and components of our products and freight cost. Cost of service revenue increased 9.9% and 9.2% for the three and six months ended July 3, 2022 compared to the prior year periods, respectively, as a result of service revenue growth, offset by cost optimizations.

Gross Profit

The following table presents gross profit for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Gross profit:
Products	$12,362	9.5%	$11,292	$26,410	10.5%	$23,896
Services	21,378	43.7%	14,877	40,905	45.7%	28,080
Total gross profit	$33,740	28.9%	$26,169	$67,315	29.5%	$51,976
Gross margin percentage:
Products	14.3%		15.4%	14.6%		18.0%
Services	65.2%		58.9%	65.2%		58.4%
Total gross margin percentage	28.4%		26.6%	27.6%		28.7%

Gross profit increased 28.9% and 29.5% for the three and six months ended July 3, 2022, compared to the prior year periods, respectively, due to a combination of both product and service revenue increases. The product gross profit increase is primarily due to an increase in product revenue and lower provisions for marketing expenditures that are deemed to be reductions of revenue, partially offset by higher product costs and provision for sale returns. The service gross profit increase is primarily due to growth in paid service revenue due to an increase in paid accounts and cost optimizations implemented.

`
Operating Expenses

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and corporate IT and facilities overhead. We recognize research and development expenses as they are incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We expect research and development expense to increase in absolute dollars as we develop new product and service offerings and compete for engineering talent. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities. Research and development expense directly attributable to delivering the Verisure NRE is recognized in cost of service.

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Research and development expense	$17,402	7.1%	$16,251	$33,781	8.8%	$31,042

Research and development expense increased $1.2 million for the three months ended July 3, 2022, compared to the prior year period, primarily due to an increase of $0.8 million in outside professional services and an increase in certain research and development expenses amounting to $0.8 million, as result of a reduction in the amount of work performed on Verisure NRE projects classified as a cost of service revenue, partially offset by a decrease of $0.4 million in IT and facility overhead and other expenses. Research and development expense increased $2.7 million for the six months ended July 3, 2022, compared to the prior year period, primarily due to an increase of $1.7 million in outside professional services and an increase in certain research and development expenses amounting to $1.4 million, as a result of a reduction in the amount of work performed on Verisure NRE projects which are classified as cost of service revenue, partially offset by a decrease of $0.4 million in other expenses.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Sales and marketing expense	$14,506	16.4%	$12,459	$27,674	16.9%	$23,666

Sales and marketing expense increased $2.0 million for the three months ended July 3, 2022, compared to the prior year period, primarily due to increases of $1.4 million in marketing expenditures, primarily for the production of creative content and other preparatory work for our upcoming awareness advertising campaign, $0.6 million in personnel-related expenses and $0.4 million in credit card processing fees, partially offset by a decrease of $0.3 million in outside professional services. Sales and marketing expense increased $4.0 million for the six months ended July 3, 2022, compared

`
to the prior year period, primarily due to increases of $2.3 million in marketing expenditures, primarily for the production of creative content and other preparatory work for our upcoming awareness advertising campaign, $1.4 million in personnel-related expenses, $0.8 million in credit card processing fees, $0.2 million in IT and facility overhead and $0.2 million in sales freight-out expenses, partially offset by decreases of $0.9 million in outside professional services.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
General and administrative expense	$13,149	(3.0)%	$13,559	$25,770	4.0%	$24,786

General and administrative expense decreased $0.4 million for the three months ended July 3, 2022, compared to the prior year period, primarily due to an increase of $0.7 million in personnel-related expenses, offset by decreases of $0.7 million in legal and professional services, $0.3 million in IT and facility overhead, and $0.1 million in other expenses. General and administrative expense increased $1.0 million for the six months ended July 3, 2022, compared to the prior year period, primarily due to an increase of $2.5 million in personnel-related expenses, partially offset by decreases of $0.7 million in legal and professional services, $0.6 million in IT and facility overhead, and $0.2 million in other expenses.

Impairment Charges

The following table presents impairment charges for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Impairment charges	$—	**	$9,116	$—	**	$9,116

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

`
The following table presents separation expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Separation expense	$25	(95.9)%	$605	$104	(84.2)%	$659

Interest Income and Other Income (Expense), Net

The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Interest income (expense), net	$129	**	$3	124	**	27
Other income (expense), net	$(116)	**	$2,662	295	**	3,571
**Percentage change not meaningful.

Our interest income was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to marginally increase as interest rates are expected to increase, while we deploy our short-term investments and cash and cash equivalents to fund our operations.

Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, foreign currency contract gain (loss), net, and other miscellaneous income and expense. We have also included reimbursements under the Verisure Transition Service Agreement ("Verisure TSA") and the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for qualified wages in Other income.

Other income (expense), net decreased $2.8 million for the three months ended July 3, 2022, compared to the prior year period, primarily due to a decrease of $1.8 million in ERC under the CARES Act, which was recognized as Other income in the second quarter of 2021, and a decrease of $0.8 million in Verisure TSA related income. Other income (expense), net decreased $3.3 million for the six months ended July 3, 2022, compared to the prior year period, primarily due to a decrease of $1.8 million in ERC under the CARES Act, which was recognized as Other income in the second quarter of 2021, and a $1.5 million decrease in Verisure TSA related income.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
	(In thousands, except percentage data)
Provision for income taxes	$228	39.0%	$164	$441	28.2%	$344
Effective tax rate	(2.0)%		(0.7)%	(2.3)%		(1.0)%

The Company’s provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three and six months ended July 3, 2022, compared to the prior year periods, was primarily due to higher foreign earnings in the second quarter of 2022 and first half of 2022, respectively. Consistent with the prior year, the Company maintained a valuation allowance against its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

`
Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of July 3, 2022, our accumulated deficit was $308.8 million.

Our principal sources of liquidity are cash, cash equivalents and short-term investments. Short-term investments are marketable government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held in our name with a high quality financial institution, which acts as our custodian and investment manager. As of July 3, 2022, we had cash, cash equivalents and short-term investments totaling $135.3 million. 34.6% of our cash and cash equivalents were held outside of the U.S. Starting in 2018, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) impact on the repatriation of foreign earnings is generally immaterial. The cash and cash equivalents balance outside of the U.S. is subject to fluctuation based on the settlement of intercompany balances. On October 27, 2021, we entered into a Loan and Security Agreement with Bank of America, N.A. for a $40.0 million three-year revolving credit facility. Refer to Note 8. Debt for further information about the terms and structure of the credit facility.

Based on our current plans, the Loan and Security Agreement with Bank of America, N.A, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months. However, in the future, including sooner than may be anticipated, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity or debt financings or collaborative agreements or from other sources. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets, which have also been impacted by ongoing supply chain disruptions, rising interest rates, lower consumer confidence and inflation. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity to support our operating expenses and capital requirements or for other purposes, such as acquisitions.

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

Cash Flow

The following table presents our cash flows for the periods presented:

	Six Months Ended
	July 3, 2022	June 27, 2021
	(In thousands)
Net cash used in operating activities	$(29,381)	$(23,466)
Net cash provided by (used in) investing activities	(50,429)	18,934
Net cash used in financing activities	(10,384)	(2,948)
Net cash decrease	$(90,194)	$(7,480)

`
Operating activities

Net cash used in operating activities increased by $5.9 million for the six months ended July 3, 2022 compared to the prior year period. This increase comprised an increase in working capital used in operations of $13.3 million, offset by a $7.4 million reduction in adjusted net loss reconciled to net cash used in operating activities. The increase in working capital used in operations was mainly driven by lower collections from customers primarily as a result of a change in customer mix and associated payment terms and higher inventory purchases, partially offset by lower payments to suppliers.

Our days' sales outstanding (“DSO”) increased to 57 days as of July 3, 2022 compared to 50 days as of December 31, 2021, primarily as a result of changes in customer mix and associated payment terms. Inventory increased marginally to $39.2 million as of July 3, 2022 from $38.4 million as of December 31, 2021, due to higher inventory purchases in line with product shipments. Our ending inventory turns were 7.5x in the three months ended July 3, 2022 down from 10.5x turns in the three months ended December 31, 2021, primarily as a result of the normal seasonality in our business. Our accounts payable decreased to $77.4 million as of July 3, 2022 from $84.1 million as of December 31, 2021, primarily due to timing of supplier payments.

Investing activities

Net cash used in investing activities increased by $69.4 million for the six months ended July 3, 2022 compared to the prior year period, primarily due to purchases of short-term investments.

Financing activities

Net cash used in financing activities was $10.4 million for the six months ended July 3, 2022, representing tax withholdings from restricted stock unit releases of $13.6 million, offset by proceeds from ESPP contributions and exercises of stock options of $3.2 million. Net cash used in financing activities was $2.9 million for the six months ended June 27, 2021, representing tax withholdings from restricted stock unit releases of $9.1 million, offset by proceeds from ESPP contributions and exercises of stock options of $6.1 million.

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

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the six months ended July 3, 2022, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

`
Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 3, 2022, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

`
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

Our business has been, and may continue to be, affected by a number of factors that are beyond our control, including but not limited to general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for connected lifestyle products. Our products and services may be considered discretionary items for our consumer and small business end-users. A severe and/or prolonged economic downturn, including as a result of the COVID-19 pandemic, the ongoing conflict in Ukraine, inflation, supply chain disruptions, rising interest rates, or lower consumer confidence, among other things, could adversely affect our customers’ financial condition and their levels of business activity. As a result of stimulus programs put in place over the past two years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the global outbreak of COVID-19, the Russian invasion of Ukraine, and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may also cause businesses to postpone spending in response to tighter credit, rising interest rates, inflation, lower consumer confidence, negative financial news and/or general declines in income or asset values, which could have a material negative effect on the demand for our products and services.

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China may continue to put negative pressure on global economic conditions. If conditions in the global economy, including in Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could materially adversely affect our business, results of operations, and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business, results of operations, and financial condition. In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects, including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency, and fixed income markets, instability in the stock market, and high unemployment.

In addition, the challenges faced by the European Union to stabilize some of its member state economies, such as Greece, Portugal, Spain, Hungary, and Italy, have had international implications, affecting the stability of global financial markets and hindering economies worldwide. Many member states in the European Union have been addressing the issues with controversial austerity measures. In addition, the potential consequences of the “Brexit” process in the United Kingdom have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom’s “Brexit” decision

`
lead to additional economic or political instability, the global economy, including the U.S. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on our business, results of operations, and financial condition. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products, customer insolvencies, decreased customer confidence to make purchasing decisions, decreased customer demand, and decreased customer ability to pay their trade obligations.

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into non-U.S. jurisdictions may be impacted by factors such as ongoing supply chain disruptions, an increase in duties, tariffs, or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products. Further, the imposition of and changes in the U.S.' and other governments' duties, trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between U.S. and China and evolving relations with Russia due to the current hostilities between Russia and Ukraine, create uncertainty regarding our ability to market and distribute our products into non-U.S. jurisdictions and any failure to effectively anticipate or respond to such events could materially adversely affect our business, results of operations, and financial condition.

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

`
provided by our Belarusian operations in other countries, our ability to timely introduce new products and financial results may be harmed.

`
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

`
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

Date: August 10, 2022