Form 10-Q
period 2022-10-02
Arlo Technologies, Inc.
filed 2022-11-09
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 88,471,856 as of November 4, 2022.

ARLO TECHNOLOGIES, INC.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	October 2, 2022	December 31, 2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$80,773	$175,749
Short-term investments	44,499	—
Accounts receivable, net	82,707	79,564
Inventories	73,243	38,390
Prepaid expenses and other current assets	9,871	9,919
Total current assets	291,093	303,622
Property and equipment, net	6,588	9,595
Operating lease right-of-use assets, net	14,161	14,814
Goodwill	11,038	11,038
Restricted cash	4,128	4,107
Other non-current assets	4,208	4,314
Total assets	$331,216	$347,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,103	$84,098
Deferred revenue	11,893	29,442
Accrued liabilities	92,117	97,389
Total current liabilities	211,113	210,929
Non-current operating lease liabilities	20,239	21,470
Other non-current liabilities	2,543	2,439
Total liabilities	233,895	234,838
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 88,410,113 at October 2, 2022 and 84,453,212 at December 31, 2021	88	84
Additional paid-in capital	420,727	401,367
Accumulated other comprehensive income (loss)	(224)	—
Accumulated deficit	(323,270)	(288,799)
Total stockholders’ equity	97,321	112,652
Total liabilities and stockholders’ equity	$331,216	$347,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands, except per share data)
Revenue:
Products	$92,720	$84,152	$273,736	$217,224
Services	35,437	26,997	98,151	75,052
Total revenue	128,157	111,149	371,887	292,276
Cost of revenue:
Products	79,386	75,682	233,992	184,858
Services	12,021	11,124	33,830	31,099
Total cost of revenue	91,407	86,806	267,822	215,957
Gross profit	36,750	24,343	104,065	76,319

Operating expenses:
Research and development	16,471	14,377	50,252	45,419
Sales and marketing	22,193	12,779	49,867	36,445
General and administrative	12,253	12,119	38,023	36,905
Impairment charges	—	—	—	9,116
Separation expense	273	683	377	1,342
Total operating expenses	51,190	39,958	138,519	129,227

Loss from operations	(14,440)	(15,615)	(34,454)	(52,908)
Interest income (expense), net	290	(1)	414	26
Other income, net	19	599	314	4,170
Loss before income taxes	(14,131)	(15,017)	(33,726)	(48,712)
Provision for income taxes	304	181	745	525
Net loss	$(14,435)	$(15,198)	$(34,471)	$(49,237)

Net loss per share:
Basic	$(0.16)	$(0.18)	$(0.40)	$(0.60)
Diluted	$(0.16)	$(0.18)	$(0.40)	$(0.60)
Weighted average shares used to compute net loss per share:
Basic	88,124	83,809	86,677	82,191
Diluted	88,124	83,809	86,677	82,191

Comprehensive loss:
Net loss	$(14,435)	$(15,198)	$(34,471)	$(49,237)
Other comprehensive income (loss), net of tax	(56)	11	(224)	8
Total comprehensive loss	$(14,491)	$(15,187)	$(34,695)	$(49,229)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Total stockholders' equity, beginning balances	$102,401	$114,785	$112,652	$133,767

Common stock:
Beginning balances	$88	$83	$84	$79
Issuance of common stock under stock-based compensation plans	1	2	6	8
Restricted stock unit withholdings	(1)	(1)	(2)	(3)
Ending balances	$88	$84	$88	$84

Additional paid-in capital:
Beginning balances	$411,316	$381,511	$401,367	$366,455
Stock-based compensation expense	9,953	6,688	25,228	18,134
Settlement of liability classified RSUs	3,669	8,525	8,731	15,087
Issuance of common stock under stock-based compensation plans	—	—	1,419	4,433
Issuance of common stock under Employee Stock Purchase Plan	—	1,265	1,746	2,962
Restricted stock unit withholdings	(4,211)	(3,853)	(17,764)	(12,935)
Ending balances	$420,727	$394,136	$420,727	$394,136

Accumulated deficit:
Beginning balances	$(308,835)	$(266,809)	$(288,799)	$(232,770)
Net loss	(14,435)	(15,198)	(34,471)	(49,237)
Ending balances	$(323,270)	$(282,007)	$(323,270)	$(282,007)

Accumulated other comprehensive income (loss):
Beginning balances	$(168)	$—	$—	$3
Other comprehensive income (loss), net of tax	(56)	11	(224)	8
Ending balances	$(224)	$11	$(224)	$11

Total stockholders' equity, ending balances	$97,321	$112,224	$97,321	$112,224

Common stock shares:
Beginning balances	87,530	82,917	84,453	79,336
Issuance of common stock under stock-based compensation plans	1,464	1,723	5,885	6,321
Issuance of common stock under Employee Stock Purchase Plan	—	249	304	602
Restricted stock unit withholdings	(584)	(622)	(2,232)	(1,992)
Ending balances	88,410	84,267	88,410	84,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 2, 2022	October 3, 2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(34,471)	$(49,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31,787	27,548
Impairment charges	—	9,116
Depreciation and amortization	3,653	4,546
Allowance for credit losses and inventory reserves	(211)	(2,530)
Deferred income taxes	259	(284)
Others	39	54
Changes in assets and liabilities:
Accounts receivable, net	(3,171)	7,712
Inventories	(34,613)	27,274
Prepaid expenses and other assets	(105)	(5,166)
Accounts payable	23,229	(27)
Deferred revenue	(18,544)	(28,019)
Accrued and other liabilities	(2,635)	(23,643)
Net cash used in operating activities	(34,783)	(32,656)
Cash flows from investing activities:
Purchases of property and equipment	(815)	(1,938)
Purchases of short-term investments	(69,305)	—
Proceeds from maturities of short-term investments	24,542	20,000
Net cash provided by (used in) investing activities	(45,578)	18,062
Cash flows from financing activities:
Proceeds related to employee benefit plans	3,172	7,403
Restricted stock unit withholdings	(17,766)	(12,938)
Net cash used in financing activities	(14,594)	(5,535)
Net decrease in cash and cash equivalents and restricted cash	(94,955)	(20,129)
Cash and cash equivalents and restricted cash, at beginning of period	179,856	190,291
Cash and cash equivalents and restricted cash, at end of period	$84,901	$170,162

Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$209	$423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    The Company and Basis of Presentation

The Company

Arlo Technologies, Inc. ("Arlo" or the "Company") combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. The Company's deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. The Company's cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. The Company conducts business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generates revenue by selling devices through retail channels, wholesale distribution, wireless carrier channels, security solution providers, and Arlo's direct to consumer store and paid subscription services.

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

Certain prior periods amounts have been reclassified to conform to the current period's presentation. None of these reclassifications had a material impact to the unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended October 2, 2022 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

The Company’s significant accounting policies are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes during the nine months ended October 2, 2022.

Recent accounting pronouncements

Emerging Growth Company Status

As an emerging growth company (“EGC”), the Company may, under the Jumpstart Our Business Startups Act, delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless the Company otherwise irrevocably elects not to avail itself of this exemption. The Company did not make such an irrevocable election and has not delayed the adoption of any applicable accounting standards.

Accounting Pronouncements Recently Adopted

In 2022, the Company adopted Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR"). The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

Accounting Pronouncements Not Yet Effective

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on its financial statements and related disclosures.

Note 3.    Deferred Revenue

Deferred Revenue

Deferred revenue consists of advance payments and customer billings in advance of revenue recognition from subscription contracts where the Company has unsatisfied performance obligations. Advance payments include prepayments for Non-Recurring Engineering ("NRE") services under the Supply Agreement with Verisure S.à.r.l. (“Verisure”).

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of October 2, 2022:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$18,957	$331	$19	$19,307

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

For the nine months ended October 2, 2022 and October 3, 2021, $82.5 million and $64.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $101.2 million and $70.3 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. Approximately $13.6 million and $19.9 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

The Company conducts business across three geographic regions: the Americas, EMEA, and APAC. Sales and usage-based taxes are excluded from revenue. Refer to Note 11, Segment and Geographic Information, for revenue by geography.

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

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$80,773	$175,749
Restricted cash	4,128	4,107
Total as presented on the unaudited condensed consolidated statements of cash flows	$84,901	$179,856

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$166,057	$186,127
Restricted cash	4,105	4,164
Total as presented on the unaudited condensed consolidated statements of cash flows	$170,162	$190,291

Available-for-sale short-term investments

	As of October 2, 2022				As of December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. treasuries	$44,765	$—	$(266)	$44,499	$—	$—	$—	$—

The Company’s short-term investments are classified as available-for-sale and consist of government securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale securities have unrealized losses greater than twelve months. The Company did not recognize any allowance for credit losses related to available for sale short-term investments for the three months ended October 2, 2022.

Accounts receivable, net

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
Gross accounts receivable	$83,071	$79,901
Allowance for credit losses	(364)	(337)
Total accounts receivable, net	$82,707	$79,564

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Balance at the beginning of the period	$405	$536	$337	$519
Provision for (release of) expected credit losses	(41)	(210)	27	(193)
Balance at the end of the period	$364	$326	$364	$326

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method as of October 2, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

The components of property and equipment are as follows:

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
Machinery and equipment	$12,537	$13,302
Software	13,765	13,928
Computer equipment	4,093	4,062
Furniture and fixtures	2,567	2,404
Leasehold improvements	5,030	4,922
Total property and equipment, gross	37,992	38,618
Accumulated depreciation and amortization	(31,404)	(29,023)
Total property and equipment, net (1)	$6,588	$9,595
_________________________
(1)    $1.8 million and $2.4 million property and equipment, net, respectively, was included in the sublease arrangement for the San Jose office building as of October 2, 2022 and December 31, 2021.

Depreciation and amortization expense pertaining to property and equipment was $1.1 million and $3.7 million for the three and nine months ended October 2, 2022, respectively, and $1.4 million and $4.5 million for the three and nine months ended October 3, 2021, respectively.

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

As a result of the evaluation, the Company recorded an impairment charge of $9.1 million, which includes $6.8 million associated with the right-of-use assets and $2.3 million associated with other lease related property and equipment assets, during the second quarter of 2021.The assets indicated as impaired were written down to fair value as calculated using a discounted cash flow method (income approach). The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rate that reflects the level of risk associated with receiving future cash flows. The inputs utilized in the analyses were classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement". Refer to Note 5, Fair Value Measurements for additional information about the fair value measured on a non-recurring basis and Note 7, Commitments and Contingencies, for further information about the sublease.

Goodwill

There was no change in the carrying amount of goodwill during the nine months ended October 2, 2022. The goodwill as of October 2, 2022 and December 31, 2021 was $11.0 million.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Goodwill Impairment

The Company performs an annual assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter and during interim periods if there are triggering events to reassess goodwill. The Company operates as one operating and reportable segment.

The Company determined that no events occurred or circumstances changed during the nine months ended October 2, 2022 that would more likely than not reduce the fair value of the Company below its carrying amount. If there is a significant decline in the Company’s stock price based on market conditions and deterioration of the business, the Company may have to record a charge to its earnings for the goodwill impairment of up to $11.0 million.

Other non-current assets

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
Net deferred tax assets	$1,306	$1,565
Sublease	793	1,471
Other	2,109	1,278
Total other non-current assets	$4,208	$4,314

Accrued liabilities

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
Sales and marketing	$35,988	$31,417
Sales returns	15,678	19,960
Accrued employee compensation	12,111	12,367
Current operating lease liabilities	4,507	4,609
Freight	2,332	8,086
Warranty obligation	1,121	1,330
Other	20,380	19,620
Total accrued liabilities	$92,117	$97,389

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$7,405	$21,935
Cash equivalents: U.S. treasuries (<90 days)	20,113	—
Available-for-sale securities: U.S. treasuries (1)	44,499	—
Total	$72,017	$21,935
_________________________
(1)Included in short-term investments on the Company’s unaudited condensed consolidated balance sheets.

The Company’s investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of October 2, 2022 and December 31, 2021, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. For the three and nine months ended October 2, 2022, the Company had no assets or liabilities measured on a nonrecurring basis.

During the second quarter of 2021, in connection with the long-lived assets impairment analysis, certain lease related property and equipment assets and right-of-use assets were measured and written down to fair value on a nonrecurring basis as a result of impairment. The fair value measurements were determined using a discounted cash flow method with unobservable inputs and were classified within Level 3 of the fair value hierarchy. The fair value of the asset group was calculated by utilizing projected cash flows from the sublease, discounted by a market derived discount rate at 8.0%. Refer to Note 4, Balance Sheet Components, for further information about the impairment of the right-of-use assets and long-lived assets.

Note 6.    Revolving Credit Facility

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The obligations of the Company under the Credit Agreement are secured by substantially all of its domestic working capital assets, including accounts receivable, cash and cash equivalents, inventory, and other assets to the extent related to such working capital assets.

At the Company’s option, borrowings under the Credit Agreement will bear interest at a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate plus the applicable rate of 2.0% to 2.5% determined based on the average daily availability for the prior fiscal quarter, or (ii) the base rate plus the applicable rate of 1.0% to 1.5% based on the average daily availability for the prior fiscal quarter. Among other fees, the Company is required to pay a monthly unused fee of 0.2% per annum on the amount by which the Lender’s aggregate commitment under the Credit Facility exceeds the average daily revolver usage during such month.

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require the Company to (a) until the Company achieves a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of October 2, 2022, the Company is in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of October 2, 2022.

Note 7.     Commitments and Contingencies

Operating Leases

The Company primarily leases office space, with various expiration dates through June 2029. Some of the leases include options to extend such leases for up to five years, and some include options to terminate such leases within one year. The terms of certain leases provide for rental payments on a graduated scale. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for fixed lease payments are recognized in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred. Gross lease expense was $1.8 million and $1.7 million for the three months ended October 2, 2022 and October 3, 2021, respectively, and $5.4 million and $5.3 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. The lease expense was recorded within Cost of revenue, Research and development, Sales and marketing, and General and administrative expense in the unaudited condensed consolidated statements of operations. Short-term leases and variable lease costs were included in the lease expense and they were immaterial. The Company recorded sublease income as reduction of lease expense, in the amount of $0.5 million and $1.5 million for the three and nine months ended October 2, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Supplemental cash flow information related to operating leases for the nine months ended October 2, 2022 and October 3, 2021 was as follows:

	October 2, 2022	October 3, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,208	$4,939
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$2,670	$1,429

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of
	October 2, 2022	December 31, 2021
Weighted average remaining lease term	5.1 years	6.1 years
Weighted average discount rate	5.71%	5.77%

The Company's future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from its subtenants for each of the next five years and thereafter as of October 2, 2022 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2022 (Remaining three months)	$1,166	$(502)	$664
2023	6,050	(1,891)	4,159
2024	5,433	(1,947)	3,486
2025	3,753	(2,006)	1,747
2026	3,872	(2,066)	1,806
Thereafter	8,794	(5,942)	2,852
Total future lease payments	29,068	$(14,354)	$14,714
Less: interest	(4,322)
Present value of future minimum lease payments	$24,746

Accrued liabilities	$4,507
Non-current operating lease liabilities	20,239
Total lease liabilities	$24,746

Letters of Credit

In connection with the lease agreement for the office space located in San Jose, California, the Company executed a letter of credit with the landlord as the beneficiary. As of October 2, 2022, the Company had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of October 2, 2022, the Company had approximately $42.5 million in non-cancelable purchase commitments with suppliers.

As of October 2, 2022, a further $37.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value.

Warranty Obligations

Changes in the Company’s warranty liability, which is included in Accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Balance at the beginning of the period	$1,285	$1,805	$1,330	$2,451
Provision for (release of) warranty obligation	(88)	(53)	25	(438)
Settlements	(76)	(107)	(234)	(368)
Balance at the end of the period	$1,121	$1,645	$1,121	$1,645

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
On March 2, 2022, the Company filed its Form 10-K for the year ended December 31, 2021 which disclosed the status of certain securities class action lawsuits. In summary, on December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara (the "State Action"), and one complaint in the U.S. District Court for the Northern District of California (the "Federal Action") against the Company and certain of its executives and directors. The plaintiffs in the State Action allege that the Company failed to adequately disclose quality control problems and adverse sales trends ahead of the Company's initial public offering (the "IPO"), violating the Securities Act of 1933, as amended (the "Securities Act"). The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO. In the Federal Action, the court appointed a shareholder named Matis Nayman as lead plaintiff. Lead plaintiff alleged violations of the Securities Act and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about the Company’s sales trends and products. In the amended complaint, lead plaintiff sought to represent a class of persons who purchased or otherwise acquired the Company’s common stock (i) during the period between August 3, 2018 through December 3, 2018 and/or (ii) pursuant to or traceable to the IPO. Lead plaintiff sought class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees, and other further relief as the court may deem just and proper.

On August 6, 2019, defendants filed a motion to dismiss. The federal court granted that motion, and lead plaintiff filed an amended complaint. On June 12, 2020, lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement for $1.25 million, which was also the amount that the Company had accrued for loss contingency. In October 2020, the Company made a $1.25 million payment to an escrow account administered by the court and plaintiff’s counsel (the “Settlement Fund”). The Settlement Fund was deemed to be in the custody of the court and remained subject to the jurisdiction of the court until such time as the Settlement Fund was distributed pursuant to the settlement agreement and/or further order of the court.

On February 5, 2021, lead plaintiff filed a motion for final approval of the settlement. In advance of the final approval hearing, three of the named plaintiffs in the State Action requested exclusion from the settlement. The court held a final approval hearing on March 11, 2021, and, on March 25, 2021, entered an order and final judgment approving the settlement and, among other things, dismissed with prejudice all claims of lead plaintiff and the Settlement Class (as defined in the settlement agreement). The Federal Action is now closed.

In the State Action, on May 5, 2021, the court held a status conference and instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their amended complaint, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019. On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal is pending before the California Court of Appeal, Sixth Appellate District. Plaintiffs-Appellants filed their opening brief on May 20, 2022. Defendants-Respondents filed their responding brief on August 18, 2022, and Plaintiffs-Appellants filed their reply brief on September 7, 2022. The court has not yet set a date for oral argument.

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of the Company against the majority of the Company’s current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. On August 23, 2021, plaintiff filed a second amended complaint. Defendants moved to dismiss the second amended complaint on December 17, 2021. Plaintiff filed his opposition on January 31, 2022, and defendants filed their reply on March 2, 2022. On July 28, 2022, the Court heard defendants’ motion to dismiss. At the hearing, the Court informed the parties that it was inclined to grant defendants’ motion to dismiss for lack of jurisdiction, and the Court’s corresponding written order dismissing the case followed on August 8, 2022.

Skybell Technologies, Inc. v. Arlo Technologies, Inc.

On December 18, 2020, Skybell Technologies, Inc., SB IP Holdings, LLC, and Eyetalk365, LLC (collectively, “Skybell”) filed a Section 337 complaint against the Company, Vivint Smart Home, Inc. and SimpliSafe, Inc. (collectively “Respondents”) at the U.S. International Trade Commission (“ITC”). The action alleges that the Company’s cameras and video doorbell cameras infringe certain patents (the Asserted Patents").

On September 15, 2021, the Administrative Law Judge (“ALJ”) hearing the case at the ITC issued an Initial Determination (“ID”) ruling that all the Asserted Patents are invalid.

Skybell appealed the ID by submitting its Petition for Review to the ITC on September 27, 2021, and the Respondents submitted their Response to the Petition to Review on October 4, 2021. On November 10, 2021, The ITC affirmed the ALJ’s ruling and did not grant any review of the ID, meaning that there is no trial on the ITC docket since there are no valid patents remaining, and the case is concluded at the ITC level. On January 9, 2022, Skybell filed its Notice of Appeal to the Federal Circuit to appeal the ITC’s rulings invalidating the Asserted Patents. On June 23, 2022, Skybell and the Respondents stipulated to the dismissal of the Skybell’s appeal, and on June 27, 2022, the Federal Circuit correspondingly dismissed the appeal. There was no material financial impact to the Company resulting from this litigation matter.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and certain of its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of October 2, 2022 and December 31, 2021, the Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.     Employee Benefit Plans

The Company grants options and restricted stock units ("RSUs") under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. The Company also grants performance-based and market-based restricted stock units ("PSUs") to its executive officers periodically. Award vesting periods for the 2018 Plan are generally three to four years. As of October 2, 2022, approximately 3.9 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the applicable option agreement and at prices no less than 100% of the fair market value of the Company’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

During the three months ended October 2, 2022 and October 3, 2021, the Compensation Committee of the Board of Directors (the “Committee”) of the unanimously approved amendments to the 2018 Plan to, among other things, reserve an additional 3,000,000 shares and 1,500,000 shares, respectively, of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 303A.08 of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Rule 303A.08”). The 2018 Plan was amended by the Committee without stockholder approval pursuant to Rule 303A.08.

On January 21, 2022, the Company registered an aggregate of up to 4,222,270 shares of common stock on Registration Statement on Form S-8, including 3,377,816 shares issuable pursuant to the Company's 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan on January 1, 2022 pursuant to an “evergreen” provision and 844,454 shares issuable pursuant to the Employee Stock Purchase Plan (the "ESPP") that were automatically added to the shares authorized for issuance on January 1, 2022 pursuant to an “evergreen” provision contained in the ESPP.

The following table sets forth the available shares for grant under the 2018 Plan as of October 2, 2022:

Number of Shares
(In thousands)
Shares available for grant as of December 31, 2021	2,509
Additional authorized shares	6,378
Granted	(9,573)
Forfeited / cancelled	2,395
Shares traded for taxes	2,232
Shares available for grant as of October 2, 2022	3,941

Employee Stock Purchase Plan

The Company sponsors the ESPP, pursuant to which eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase shares of common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of October 2, 2022, 1,855,548 shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the nine months ended October 2, 2022 was as follows:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Number of shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	2,574	$10.55
Granted	—	$—
Exercised	(209)	$6.81
Forfeited / cancelled	(3)	$16.00
Expired	(231)	$15.75
Outstanding as of October 2, 2022	2,131	$10.35
Vested and expected to vest as of October 2, 2022	2,131	$10.35
Exercisable Options as of October 2, 2022	2,131	$10.35

RSU Activity

RSU activity, excluding PSU activity, during the nine months ended October 2, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	10,080	$5.73
Granted	6,627	$7.29
Vested	(5,065)	$6.34
Forfeited	(1,779)	$5.96
Outstanding as of October 2, 2022	9,863	$6.43

PSU Activity

During the three months ended October 2, 2022 and October 3, 2021, the Company's executive officers were granted performance-based awards with vesting occurring at the end of a three or five-year period if performance conditions or market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, the Company's stock price, cash balances at reporting period, and the recipients' continued service with the Company. At the end of each reporting period, the Company evaluates the probability of achieving these performance conditions and records the related stock-based compensation expense recognized over the expected performance achievement period when the achievement becomes probable.

PSU activity during the nine months ended October 2, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2021	2,106	$5.39
Granted	2,952	$6.52
Vested	(612)	$4.22
Forfeited	(386)	$7.18
Outstanding as of October 2, 2022	4,060	$6.22

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations during the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
Cost of revenue	$1,365	$787	$3,610	$2,951
Research and development	2,679	2,086	8,602	8,474
Sales and marketing	1,389	1,119	4,559	3,947
General and administrative	4,520	3,607	15,016	12,176
Total stock-based compensation	$9,953	$7,599	$31,787	$27,548

The Company recognizes this compensation expense generally on a straight-line basis over the requisite service period of the award. For PSUs, stock-based compensation expense is recognized over the expected performance achievement period when the achievement becomes probable.

As of October 2, 2022, there was no unrecognized compensation cost related to stock options. Approximately $82.7 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.5 years.

Note 9.     Income Taxes

The provision for income taxes for the three and nine months ended October 2, 2022 was $0.3 million and $0.7 million, or an effective tax rate of (2.2)% and (2.2)%, respectively. The provision for income taxes for the three and nine months ended October 3, 2021 was $0.2 million and $0.5 million, or an effective tax rate of (1.2)% and (1.1)%, respectively. During the three and nine months ended October 2, 2022, the Company sustained U.S. book losses. Consistent with the prior year, the Company maintained a valuation allowance against its U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. The Company's provision for income taxes was primarily attributable to income taxes on foreign earnings. The provision for income taxes for the three and nine months ended October 2, 2022 was slightly higher than the same periods in the prior year primarily due to an increase in foreign earnings.

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

Net loss per share for the three and nine months ended October 2, 2022 and October 3, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands, except per share data)
Numerator:
Net loss	$(14,435)	$(15,198)	$(34,471)	$(49,237)
Denominator:
Weighted average common shares - basic	88,124	83,809	86,677	82,191
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares - dilutive	88,124	83,809	86,677	82,191

Basic net loss per share	$(0.16)	$(0.18)	$(0.40)	$(0.60)
Diluted net loss per share	$(0.16)	$(0.18)	$(0.40)	$(0.60)

Anti-dilutive employee stock-based awards, excluded	8,400	5,980	2,610	4,826

Note 11.     Segment and Geographic Information

Segment Information

The Company operates as one operating and reportable segment. The Company has identified its Chief Executive Officer ("CEO") as the Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on a combined basis for purposes of allocating resources and evaluating financial performance.

Geographic Information

The Company conducts business across three geographic regions: the Americas, EMEA and APAC. Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and device location for service sales.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table shows revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(In thousands)
United States (“U.S.”)	$71,040	$74,511	$199,851	$190,828
EMEA	52,542	30,931	157,000	80,623
APAC	4,575	5,707	15,036	20,825
Total revenue	$128,157	$111,149	$371,887	$292,276

The Company’s Property and equipment, net is located in the following geographic locations:

	As of
	October 2, 2022	December 31, 2021
	(In thousands)
U.S.	$4,980	$7,302
Americas (excluding U.S.)	416	520
EMEA	266	402
China	600	1,143
APAC (excluding China)	326	228
Total property and equipment, net	$6,588	$9,595

Note 12.     Subsequent Event

In November 2022, the Company initiated a campaign to reduce its cost structure to better align the operational needs of the business to current economic conditions while continuing to support its long-term strategy. This campaign may potentially include the reduction of headcount as well as the termination of certain lease contracts and contractual services arrangements with vendors. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of finalizing the scope and determining related cost of executing this campaign.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 26.3 million smart connected devices, and as of October 2, 2022, the Arlo platform had approximately 6.9 million cumulative registered accounts across more than 100 countries around the world.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. International revenue was 44.6% and 33.0% of our revenue for the three months ended October 2, 2022 and October 3, 2021, respectively, and 46.3% and 34.7% of our revenue for the nine months ended October 2, 2022 and October 3, 2021, respectively.

For the three months ended October 2, 2022 and October 3, 2021, we generated revenue of $128.2 million and $111.1 million, respectively, representing a year-over-year increase of 15.3%. For the nine months ended October 2, 2022 and October 3, 2021, we generated revenue of $371.9 million and $292.3 million, respectively, representing a year-over-year increase of 27.2%. Loss from operations were $14.4 million and $15.6 million for the three months ended October 2, 2022 and October 3, 2021, respectively. Loss from operations were $34.5 million and $52.9 million for the nine months ended October 2, 2022 and October 3, 2021, respectively.

On November 4, 2019, we concurrently entered into an Asset Purchase Agreement (the “Purchase Agreement”) and Supply Agreement (the “Supply Agreement” and together with the Purchase Agreement, the “Verisure Agreements”) with Verisure S.à.r.l. ("Verisure"). Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and non-exclusively distributes our products through its direct channels globally for an initial term of five years.

`
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

	As of
	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Cumulative registered accounts	6,930	19.0%	5,822
Cumulative paid accounts	1,673	90.8%	877
Annual recurring revenue	$125,402	56.0%	$80,400

Cumulative Registered Accounts. We believe that our ability to increase our user base is an indicator of our market penetration and growth of our business as we continue to expand and innovate our Arlo platform. We define our registered accounts at the end of a particular period as the number of unique registered accounts on the Arlo platform as of the end of such period. The number of registered accounts does not necessarily reflect the number of end-users on the Arlo platform as one registered account may be used by multiple end-users to monitor the devices attached to that household.

Cumulative Paid Accounts. Paid accounts are defined as any account worldwide where a subscription to a paid service is being collected (either by us or by our customers or channel partners, including Verisure), plus paid service plans of a duration of more than three months bundled with products (such bundles being counted as a paid account after 90 days have elapsed from the date of registration).

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

`
Impact of COVID-19, Global Geopolitical, Economic and Business Conditions

During the nine months ended October 2, 2022, we remained focused on navigating COVID-19 related challenges, the ongoing conflict in Ukraine, supply chain disruptions, inflation, lower consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers' credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, subleasing excess office space, and deferring hiring. We continue to monitor this rapidly developing situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic, the ongoing conflict in Ukraine, supply chain disruptions, inflation, lower consumer confidence and rising interest rates.

`
Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	October 2, 2022		October 3, 2021		October 2, 2022		October 3, 2021
	(In thousands, except percentage data)
Revenue:
Products	$92,720	72.3%	$84,152	75.7%	$273,736	73.6%	$217,224	74.3%
Services	35,437	27.7%	26,997	24.3%	98,151	26.4%	75,052	25.7%
Total revenue	128,157	100.0%	111,149	100.0%	371,887	100.0%	292,276	100.0%
Cost of revenue:
Products	79,386	61.9%	75,682	68.1%	233,992	62.9%	184,858	63.2%
Services	12,021	9.4%	11,124	10.0%	33,830	9.1%	31,099	10.6%
Total cost of revenue	91,407	71.3%	86,806	78.1%	267,822	72.0%	215,957	73.9%
Gross profit	36,750	28.7%	24,343	21.9%	104,065	28.0%	76,319	26.1%
Operating expenses:
Research and development	16,471	12.9%	14,377	12.9%	50,252	13.5%	45,419	15.5%
Sales and marketing	22,193	17.3%	12,779	11.5%	49,867	13.4%	36,445	12.5%
General and administrative	12,253	9.6%	12,119	10.9%	38,023	10.3%	36,905	12.6%
Impairment charges	—	—%	—	—%	—	—%	9,116	3.1%
Separation expense	273	0.2%	683	0.6%	377	0.1%	1,342	0.5%
Total operating expenses	51,190	40.0%	39,958	35.9%	138,519	37.3%	129,227	44.2%
Loss from operations	(14,440)	(11.3)%	(15,615)	(14.0)%	(34,454)	(9.3)%	(52,908)	(18.1)%
Interest income (expense), net	290	0.2%	(1)	—%	414	0.1%	26	—%
Other income, net	19	0.0%	599	0.5%	314	0.1%	4,170	1.5%
Loss before income taxes	(14,131)	(11.1)%	(15,017)	(13.5)%	(33,726)	(9.1)%	(48,712)	(16.6)%
Provision for income taxes	304	0.2%	181	0.2%	745	0.2%	525	0.2%
Net loss	$(14,435)	(11.3)%	$(15,198)	(13.7)%	$(34,471)	(9.3)%	$(49,237)	(16.8)%

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue and NRE service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Upon device shipment, we attribute a portion of the sales price as prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful economic life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts. Our services also include certain development services provided to strategic partners under NRE arrangements.

Our revenue consists of gross revenue, less end-user customer rebates and other channel sales incentives, allowances for estimated sales returns, price protection, and net changes in deferred revenue. A significant portion of our marketing expenditure is with customers and is deemed to be a reduction of revenue under authoritative guidance for revenue recognition.

`
Under the Supply Agreement, Verisure became the exclusive distributor of our products in Europe for all channels, and will non-exclusively distribute our products through its direct channels globally for an initial term of five years. During the five-year period commencing January 1, 2020, Verisure has an aggregate product purchase commitment of $500.0 million. As of October 2, 2022, $304.3 million of the purchase commitment has been fulfilled. The Supply Agreement also provided for certain NRE services, including developing certain custom products specified by Verisure in exchange for an aggregate of $13.5 million, which Verisure fully paid in 2021. For the three months ended October 2, 2022 and October 3, 2021, we recognized service revenue of $0.5 million and $1.3 million, respectively, for these NRE services.

We conduct business across three geographic regions: the Americas, EMEA, and APAC. We generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Americas	$71,040	(4.7)%	$74,511	$199,851	4.7%	$190,828
Percentage of revenue	55.4%		67.0%	53.7%		65.3%
EMEA	52,542	69.9%	30,931	157,000	94.7%	80,623
Percentage of revenue	41.0%		27.8%	42.2%		27.6%
APAC	4,575	(19.8)%	5,707	15,036	(27.8)%	20,825
Percentage of revenue	3.6%		5.2%	4.1%		7.1%
Total revenue	$128,157	15.3%	$111,149	$371,887	27.2%	$292,276

Revenue for the three and nine months ended October 2, 2022 increased 15.3% and 27.2%, compared to the prior year periods, respectively, primarily due to higher product sales mainly the increase in volume and service revenue. Product revenue increased by $8.6 million, or 10.2% and $56.5 million, or 26.0% for the three and nine months ended October 2, 2022 compared to the prior year periods, respectively, primarily driven by an increase in product shipments in EMEA due to stronger customer demand and the launch of a customized camera in the Verisure Security channel, partially offset by a decrease in product sales in the Americas and APAC. The increase for the nine months ended October 2, 2022 was also partially offset by higher provisions for sales returns and sales incentives in the Americas that are deemed to be reductions of revenue. Service revenue increased by $8.4 million, or 31.3% and $23.1 million, or 30.8% for the three and nine months ended October 2, 2022 compared to the prior year periods, respectively, primarily due to an increase in paid accounts, partially offset by a decrease in Verisure NRE revenue recognition.

Cost of Revenue

Cost of revenue consists of both product costs and costs of service. Product costs primarily consist of: the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operation staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties. Cost of service consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, IT and facilities overhead as well as NRE service costs incurred under NRE arrangements.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation: product mix, sales channel mix, registered accounts' acceptance of paid subscription service offerings, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty product conversion costs, and charges for excess or obsolete inventory. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows

`
us to better manage our product and service costs and gross margin and allows us to adapt to changing market dynamics and supply chain constraints.

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Cost of revenue:
Products	$79,386	4.9%	$75,682	$233,992	26.6%	$184,858
Services	12,021	8.1%	11,124	33,830	8.8%	31,099
Total cost of revenue	$91,407	5.3%	$86,806	$267,822	24.0%	$215,957

Cost of product revenue increased 4.9% and 26.6% for the three and nine months ended October 2, 2022 compared to the prior year periods, respectively, primarily due to increases in gross shipments plus increases in costs of materials and components of our products mainly as the result of inflation. The cost of product revenue increase for the three months ended October 2, 2022 was partially offset by a decrease in freight cost from the prior year period as a result of COVID-19 related supply chain disruption. Cost of service revenue increased 8.1% and 8.8% for the three and nine months ended October 2, 2022 compared to the prior year periods, respectively, as a result of service revenue growth, offset by cost optimizations.

Gross Profit

The following table presents gross profit for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Gross profit:
Products	$13,334	57.4%	$8,470	$39,744	22.8%	$32,366
Services	23,416	47.5%	15,873	64,321	46.3%	43,953
Total gross profit	$36,750	51.0%	$24,343	$104,065	36.4%	$76,319
Gross margin percentage:
Products	14.4%		10.1%	14.5%		14.9%
Services	66.1%		58.8%	65.5%		58.6%
Total gross margin	28.7%		21.9%	28.0%		26.1%

Gross profit increased 51.0% and 36.4% for the three and nine months ended October 2, 2022, compared to the prior year periods, respectively, due to a combination of both product and service revenue increases. The product gross profit increase for the three months ended October 2, 2022 was primarily due to an increase in product shipments and lower provisions for sales returns that are deemed to be reductions of revenue, partially offset by higher product costs. The product gross profit increase for the nine months ended October 2, 2022 was primarily due to an increase in product shipments, partially offset by higher product costs and higher provisions of sales returns and marketing expenditures that are deemed to be reductions of revenue. The service gross profit increase is primarily due to growth in paid service revenue due to an increase in paid accounts and cost optimizations implemented.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Research and development expense	$16,471	14.6%	$14,377	$50,252	10.6%	$45,419

Research and development expense increased by $2.1 million for the three months ended October 2, 2022, compared to the prior year period, primarily due to increases of $1.2 million in outside professional services for the development of Arlo Safe and the Arlo Security System which will be released in the fourth quarter of 2022 and $1.1 million in personnel-related expenses mainly due to the increase in headcount, partially offset by a decrease of $0.4 million in IT and facility overhead. Research and development expense increased $4.8 million for the nine months ended October 2, 2022, compared to the prior year period, primarily due to increases of $2.9 million in outside professional services for the development of Arlo Safe and the Arlo Security System which will be released in the fourth quarter of 2022 and $1.4 million in personnel-related expenses mainly due to the increase in headcount, partially offset by a decrease of $0.6 million in IT and facility overhead and other expenses.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Sales and marketing expense	$22,193	73.7%	$12,779	$49,867	36.8%	$36,445

Sales and marketing expense increased $9.4 million for the three months ended October 2, 2022, compared to the prior year period, primarily due to an increase of $9.0 million in media spend for our brand awareness advertising campaign. Sales and marketing expense increased $13.4 million for the nine months ended October 2, 2022, compared to the prior year period, primarily due to increases of $11.3 million in marketing expenditures, primarily for the production of creative content and media spend for our brand awareness advertising campaign, $1.4 million in personnel-related

`
expenses, and $1.1 million in credit card processing fees, partially offset by a decrease of $1.2 million in outside professional services.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
General and administrative expense	$12,253	1.1%	$12,119	$38,023	3.0%	$36,905

General and administrative expense increased $0.1 million for the three months ended October 2, 2022, compared to the prior year period, primarily due to an increase of $1.4 million in personnel-related expenses mainly from the increase in stock-based compensation, partially offset by decreases of $0.7 million in legal and professional services and $0.6 million in IT and facility overhead. General and administrative expense increased $1.1 million for the nine months ended October 2, 2022, compared to the prior year period, primarily due to an increase of $3.9 million in personnel-related expenses mainly from the increase in stock-based compensation, partially offset by decreases of $1.4 million in legal and professional services and $1.2 million in IT and facility overhead.

Impairment Charges

The following table presents impairment charges for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Impairment charges	$—	**	$—	$—	**	$9,116
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

`
Separation Expense

Separation expense consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR, Inc.

The following table presents separation expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Separation expense	$273	(60.0)%	$683	$377	(71.9)%	$1,342

Interest Income (Expense) and Other Income, Net

Our interest income (expense) was primarily earned from our short-term investments and cash and cash equivalents. We expect our interest income in absolute dollars to marginally increase as interest rates are expected to increase, while we deploy our short-term investments and cash and cash equivalents to fund our operations.

Other income, net primarily represents miscellaneous income and expense, which includes reimbursements under the Verisure Transition Service Agreement ("Verisure TSA") and the Employee Retention Credit ("ERC") under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") for qualified wages.

The following table presents interest income (expense) and other income, net for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Interest income (expense), net	$290	**	$(1)	414	**	26
Other income, net	$19	(96.8)%	$599	314	(92.5)%	4,170
**Percentage change not meaningful.

Other income, net decreased $0.6 million for the three months ended October 2, 2022, compared to the prior year period, primarily due to decreases of $0.2 million in ERC under the CARES Act and $0.5 million in Verisure TSA related income. Other income, net decreased $3.9 million for the nine months ended October 2, 2022, compared to the prior year period, primarily due to decreases of $2.0 million in ERC under the CARES Act and $2.0 million in Verisure TSA related income.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
	(In thousands, except percentage data)
Provision for income taxes	$304	68.0%	$181	$745	41.9%	$525
Effective tax rate	(2.2)%		(1.2)%	(2.2)%		(1.1)%

Our provision for income taxes was primarily attributable to income taxes on foreign earnings. The increase in provision for income taxes for the three and nine months ended October 2, 2022, compared to the prior year periods, was primarily due to higher foreign earnings. Consistent with the prior year, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

`
Liquidity and Capital Resources

We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of October 2, 2022, our accumulated deficit was $323.3 million.

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

On October 27, 2021, we entered into a Loan and Security Agreement with Bank of America, N.A. for a $40.0 million three-year revolving credit facility. Refer to Note 6. Revolving Credit Facility for further information about the terms and structure of the credit facility.

Material Cash Requirements

Based on our current plans, the Loan and Security Agreement with Bank of America, N.A, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months.

Leases and Contractual Commitments

Our operating lease obligations mostly include offices, equipment, data centers, and distribution centers. Our contractual commitments are primarily inventory-related purchase obligations with suppliers.

Contingencies

We are involved in disputes, litigation, and other legal actions. We evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net.

Refer to Note 7. Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information

We have no commitments to obtain such additional financing and cannot provide assurance that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products, the growth in our service revenue, as well as the ability to increase our gross margin dollars and continue to maintain controls over our operating expenditures.

`
Cash Flow

The following table presents our cash flows for the periods presented:

	Nine Months Ended
	October 2, 2022	October 3, 2021
	(In thousands)
Net cash used in operating activities	$(34,783)	$(32,656)
Net cash provided by (used in) investing activities	(45,578)	18,062
Net cash used in financing activities	(14,594)	(5,535)
Net cash decrease	$(94,955)	$(20,129)

Operating activities

Net cash used in operating activities increased by $2.1 million for the nine months ended October 2, 2022 compared to the prior year period. This increase comprised an increase in working capital used in operations of $14.0 million, offset by a $11.8 million reduction in net loss adjusted for non-cash items. The increase in working capital used in operations was mainly driven by higher inventory purchases as a result of the seasonal restocking in anticipation of the holiday consumer purchasing pattern coupled with our internal objective to maintain more appropriate inventory levels to support consumer demand in the fourth quarter of 2022 and early 2023.

Investing activities

Net cash used in investing activities increased by $63.6 million for the nine months ended October 2, 2022 compared to the prior year period, primarily due to purchases of short-term investments.

Financing activities

Net cash used in financing activities increased by $9.1 million for the nine months ended October 2, 2022 compared to the prior year period, primarily due to the increase in tax withholding from restricted stock unit releases and the decrease in proceeds from exercises of stock options.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates during the nine months ended October 2, 2022, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

`
Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 2, 2022, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

`
PART II: OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 7, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

`
Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1^	Form of Notice of Stock Option Grant (Change in Control)				X
10.2^	Form of Notice of Stock Option Grant (Global)				X
10.3^	Form of Notice of Grant of Restricted Stock Units (Standard)				X
10.4^	Form of Notice of Grant of NEO Service and Performance-Based Stock Option (IPO Grant)				X
10.5^	Form of Notice of Grant of Restricted Stock Units (Non-Employee Director)				X
10.6^	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (Cash Balance)				X
10.7^	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (TSR)				X
10.8^	Employment Offer Letter with Kurt Binder, dated August 23, 2022	8-K	8/26/2022	10.1
10.9^	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended	8-K	8/26/2022	10.2
10.10^	Form of Retention Agreement				X
10.11^	Form of Notice of Grant of Performance-Based Restricted Stock Units (Retention Agreement)				X
10.12^	Form of Notice of Grant of Restricted Stock Units (Inducement Award)				X
10.13^	Form of Notice of Grant of Performance-Based Restricted Stock Units (Inducement Award)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
^	Indicates management contract or compensatory plan.
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

`
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ KURTIS BINDER
Kurtis Binder
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2022