Form 10-K
period 2022-12-31
Arlo Technologies, Inc.
filed 2023-03-07
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022

 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from________to________
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 3, 2022 was $527.6 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on July 1, 2022 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of the registrant's common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 89,602,003 shares as of March 3, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Arlo Technologies, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

Note About Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, including, among other things: health epidemics, including the COVID-19 pandemic and its variants, and other outbreaks could significantly disrupt our operations; future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; the collaboration with Verisure may not be successful; we may overestimate our ability to maintain, protect, and enhance our intellectual property; our efforts to retain key personnel and to attract, retain and motivate qualified personnel with technical, operational and leadership expertise may not be successful; and the impact and timing of the restructuring plan and our business strategies and development plans may not be successful. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. The risks are discussed more fully below and included, but are not limited to, risks related to:

•We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

•We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, including due to the COVID-19 pandemic, we could lose or fail to grow our market share and our brand may suffer.

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

•We are dependent on information technology systems, infrastructure and data. If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of customers or sales; reduced revenue or profits; increased expenses; significant decline in our stock price; and other adverse consequences.

•Our future success depends on our ability to increase sales of our paid subscription services.

•Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon.com, Inc. (“Amazon”), which is also one of our primary competitors, may materially and adversely affect our business, results of operations, and financial condition.

•Our current and future products may experience quality problems, including defects or errors, from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims and could lead to significant direct or indirect costs, decreased revenue, and operating margin, and harm to our brand.

•We rely on a limited number of traditional and online retailers and wholesale distributors for a substantial portion of our sales, and our revenue could decline if they refuse to pay our requested prices or reduce their level of purchases or if there is significant consolidation in our sales channels, which results in fewer sales channels for our products.

PART I

Item 1. Business

Overview

Arlo Technologies, Inc. (“we” or “Arlo”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 27.5 million smart connected devices. As of December 31, 2022, the Arlo platform had approximately 7.2 million cumulative registered accounts across more than 100 countries around the world, 1.9 million of which were paid services subscribers. To date, we have launched several categories of award-winning smart connected devices, including wired and wire-free smart Wi-Fi and LTE-enabled cameras, audio and video doorbells, floodlight cameras and home security systems. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify and Samsung SmartThings. We plan to continue to introduce new smart connected devices to the Arlo platform both in cameras and other categories, increase the number of registered accounts on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

Market

Our total addressable market consists of individuals and business owners who use connected devices to enhance their lives and businesses. Outside of the home, we have seen adoption of our cellular-enabled products in a variety of use cases, such as neighborhood watch, construction site monitoring, wildlife and outdoor trail surveillance and event monitoring. We believe the small business, government and direct home monitoring channels provide growth areas for us in addition to our retail and e-commerce presence. Our Software as a Service (“SaaS”) solution includes Arlo Secure, a service plan with coverage for unlimited cameras and an enhanced Emergency Response solution, Arlo Safe, a personal safety app with panic button accessory, and Arlo SmartCloud, a solution that delivers highly efficient and secure cloud services at scale. We believe we are well-positioned to extend our current reach to the broader connected lifestyle market both within and beyond the home as we continue to launch new products and services within our connected lifestyle platform.

 Services

Arlo Secure

Arlo Secure is our service plan that provides advanced AI-based detection, DIY home security as well as professional monitoring, and an enhanced Emergency Response capability. The premium services boast support for unlimited household security devices, along with advanced AI object detection, and smarter, more interactive notifications. Additionally, the new 24/7, one-touch Emergency Response is available with the Secure Plus and Safe and Secure Pro plans, enabling Arlo users to directly dispatch first responders during an emergency for quicker action. A trial period of Arlo Secure is provided with various Arlo camera, home security, and doorbell products. The features of Arlo Secure subscriptions include:

•Emergency Response (Secure Plus plan) – With one touch, dispatch fire, police, or medical responders to the camera’s location. If directed by the user, Arlo’s Emergency Response team can also provide critical location information to responders en route to better prepare them, such as gate codes, medical conditions of family members, and pet details.

•2K (Secure plan) and 4K (Secure Plus plan) Cloud-based Video Recording – View 30 days of recordings securely stored on Arlo’s SmartCloud platform, for ultimate peace of mind and protection even if the device is damaged or stolen in a break-in, storm or other physical incident.

•Unlimited Cameras – Users can enjoy Arlo Secure service for all cameras in their home with one all-encompassing plan and can add newly purchased Arlo cameras for no additional service charge.

•Advanced Object Detection – Arlo processes and filters 120 million events each day through advanced object detection backed by visual artificial intelligence, allowing for better recognition of people, packages, vehicles, and animals to add key context to notifications and reduce unwanted alerts.

•Smart Interactive Notifications – Users can take quicker action by responding to rich notifications or viewing an animated preview of a notification video through the lock screen on their smartphone.

•Smoke and CO Alarm Detection – Users can get notified when the camera hears a smoke or CO alarm triggered.

•Cloud-based Activity Zones – Users can reduce unwanted notifications by highlighting specific areas on their property where they want motion to be detected.

•Call a Friend – Users can instantly call a friend through the Arlo App from their notification screen with one tap.

•24/7 Priority Support – Users get priority technical support through the in-app Help Center with omnichannel access to phone, chat, Community or self-help articles.

•24/7 Professional Monitoring (Secure Pro plan) – Users have access to Live Security Experts who swiftly assist in an emergency, regardless of whether a user is home or away. Through Emergency Response, live agents can access authorized camera video to verify emergencies, potentially reducing false alarms, expediting response from emergency personnel in a crisis.

Arlo Safe

In the fourth quarter of 2022, we announced an all-new personal safety app with a panic button accessory featuring one-tap, 24/7 Emergency Response, family safety, automatic crash detection and more. Ideal for everyone from city dwellers walking home at night, to college students out with friends, teenagers walking to/from school, daily commuters, or even elderly family members, Arlo Safe is an all-encompassing 24/7 personal safety solution for ultimate peace of mind while on the go. Features including 24/7 live agent emergency support, location sharing, family check-ins, and safety alerts provide on-the-go protection to keep the user safe in a time of need. Working in tandem with the Arlo Safe app, the Arlo Safe button can be used to alert safety experts and rapidly send emergency responders to the user’s location anytime, day or night. The features of Arlo Safe subscriptions include:

•One-Touch Emergency Response – Access live safety experts 24/7 to rapidly send fire, police, or medical responders directly to the user’s exact location.

•Family Safety – Never miss a moment with the ability to know where opt-in family members have been, see their current location, or send help directly to them in an emergency situation.

•Crash Detection and Response – Advanced impact detection can expedite emergency response in the event of a vehicle accident by sharing appropriate location and medical information with first responders.

Other services

Arlo SmartCloud is a SaaS solution to deliver scalable security cloud services for business. Its comprehensive offering includes computer vision, multi-object detection, audio analysis, security services, scaled storage and numerous ecosystem integrations. Arlo SmartCloud is a fully managed robust global platform of capabilities built for security, scalability, and reliability that can be deployed as part of advanced subscription services for hardware companies, automotive companies, service providers, insurance companies, home builders, smart communities, smart cities, traditional security companies, and other related verticals.

Our services also include certain development services provided to Verisure Sàrl (“Verisure”) under a Non-recurring Engineering (“NRE”) arrangement, including development of certain custom products specified by Verisure.

Products

Smart Connected Devices

Arlo Home Security System, released in the fourth quarter of 2022, is a first-of-its-kind, all-in-one multi-sensor capable of eight different sensing functions. The system, which is managed through the redesigned Arlo Secure App, pairs with Arlo's new 24/7 Professional Monitoring service, granting one-tap access to highly trained Security Experts who monitor and respond to emergency situations. Able to be placed anywhere, from walls to windows and doors, to under sinks and water heaters, the simple-to-install wireless multi-sensor can detect motion, door/window openings and tilt, water leaks, freezing temperatures, lighting changes and T3/T4 smoke/CO alarm audio sirens.

Arlo Pro 5S, released in the fourth quarter of 2022, is an all-new Pro 5S 2K Security Camera. The latest addition to the award-winning Pro series, Pro 5S boasts tri-band connectivity - operating off dual-band Wi-Fi and Arlo SecureLink technology. Pro 5S is backed by the redesigned Arlo Secure App which features an all-new, highly intuitive interface that streamlines access to critical tools like Emergency Response. Since Pro 5S operates on the lowest power band when in sleep mode, users will appreciate significant battery life improvements. Additionally, tri-band connectivity provides longer Wi-Fi range, and mitigates RF interference and active jamming attempts while maximizing picture quality. Pro 5S seamlessly pairs with other SecureLink devices for continuous security and connectivity, even during power and internet outages.

Arlo Go 2, released in the second quarter of 2022, is designed for monitoring remote areas, large properties, construction sites, vacation homes, boat or RV slips and hard-to-access areas. Go 2 works with a 4G LTE cellular data plan to provide continuous connectivity and uninterrupted security. Arlo Go 2 features a 100% wire-free, weather-resistant design, swappable, rechargeable battery and the ability to directly connect to Wi-Fi, when in range. Users can view and record 1080p full HD video day and night, capturing important details with color night vision thanks to an integrated spotlight. Two-way, full-duplex audio ensures clear communication with visitors, while a built-in siren can be triggered remotely or automatically to ward off intruders. Additionally, Arlo Go 2 is equipped with GPS positioning to track the camera’s whereabouts, allowing users to locate devices across an expansive area, or in the event of theft.

Arlo Video Doorbell, released in the fourth quarter of 2019, is designed to capture what traditional video doorbells cannot, and boasts an industry-leading vertical field-of-view, allowing users to get a bigger, more precise picture of their front porch. The Arlo Video Doorbell captures footage in a square aspect ratio to allow users to fully view packages on the ground, or visitors from head to toe. It also offers features such as HD resolution image quality along with clear, two-way audio for users to simultaneously see and speak to visitors. Unlike conventional doorbell cameras, the Arlo Video Doorbell delivers direct-to-mobile video calls and personalized alerts when packages, people, vehicles, or animals are detected, allowing for users to quickly reply or take action provided they are an Arlo Secure subscriber or in a trial period. The Arlo Video Doorbell connects to an existing mechanical or digital chime for simple installation and continuous power.

Arlo Floodlight Camera, released in the first quarter of 2020, is the first wire-free floodlight camera on the market. The floodlight camera brings powerful LEDs, an integrated 2K HDR camera, 160-degree field of view, two-way audio, custom lighting configurations and a built-in siren to any home or small business. The floodlight camera can automatically measure the amount of surrounding light to allow for true customization for when the floodlight automatically turns on. The floodlight camera also offers three different light patterns – constant, flashing, and pulsating – which users can control manually on-demand or via automation rules.

Arlo Ultra 2, released in the second quarter of 2020, is designed to deliver an enhanced user experience with improved range, building on advanced features such as 4K video with HDR, an ultra-wide, 180-degree field of view, auto zoom and tracking on moving objects with clarity and detail, color night vision allowing the user to see video in color rather than traditional black and white, built-in siren that is automatically triggered by motion or audio, or manually triggered via the Arlo App and more. Arlo Ultra 2 works with Amazon Alexa, Google Assistant, Apple Homekit, and IFTTT for easy interaction, automation and control.

Arlo Essential, released in the third quarter of 2020, features an integrated, wire-free, extended-life battery that works for up to one year on one charge, an integrated spotlight with color night vision, HD video, two-way audio, motion detection alerts and a built-in siren. A direct Wi-Fi connection enables the Arlo Essential XL Spotlight camera to function as a stand-alone home security solution without the need for a separate Arlo SmartHub or Base Station.

Arlo Essential Video Doorbell, released in the third quarter of 2020, features an easy-to-install, wire-free, battery-powered design. Arlo’s latest front-entry solution – which joins a robust ecosystem of home security products and services – captures what conventional video doorbells can’t. An industry-leading, 180-degree viewing angle with a square, 1:1 aspect ratio ensures users can see packages on the ground or visitors from head-to-toe on their mobile devices. HD video resolution combined with direct-to-mobile video calls, clear, two-way audio and personalized alerts, allow users to quickly reply to guests or take action. Able to connect directly to Wi-Fi, the latest solution can be powered by its rechargeable battery or be hardwired for continuous charging.

Arlo Pro 4, released in the fourth quarter of 2020, is designed with weather resistance, wide 160-degree field of view, 2K video resolution with HDR, and up to a six-month battery life. Pro 4 also includes two-way audio, built-in siren, and integrated spotlight. The updated Pro 4 has the ability to connect directly to home Wi-Fi networks without the need for a dedicated Arlo SmartHub or Base Station, which allows the camera to work as a standalone system for easier installation and setup.

Arlo Essential Indoor, released in the first quarter of 2021, features 1080p HD video with enhanced night vision that allows users to capture important details day or night, a 130-degree diagonal field-of-view, motion and audio protection and full duplex audio for two-way conversations. The Arlo Essential Indoor Camera’s unique automated privacy shield is a reassuring feature designed to ease privacy concerns around having a security camera indoors. When the privacy shield is in the disarm mode, recording, motion and audio detection is disabled and won’t be enabled until the shield is opened by the user via the Arlo app. Users can also signal the privacy shield to open automatically and begin recording by starting a live stream or changing the camera to arm mode. This gives users the power to decide when their camera is monitoring a room and recording video/audio, and when it is not. Arlo Essential Indoor Camera also has built-in siren and works compatibly with Amazon Alexa, Google Assistant and IFTTT for easy interaction, automation and control.

Arlo Go 2 LTE/Wi-Fi Security Camera, released in the fourth quarter of 2021, delivers smarter security for remote or hard-to-access locations and enables LTE and Wi-Fi connectivity for monitoring vacation homes, construction sites, commercial properties, trails and more. Arlo Go 2 LTE/Wi-Fi Security Camera works with 4G cellular data plans to provide continuous connectivity and uninterrupted security and provides users with 100% wire-free setup, weather-resistant design, a swappable, rechargeable battery and the ability to connect to Wi-Fi when in range. Users can view and record 1080p full HD video day and night, as well as capture important details with color night vision thanks to an integrated spotlight. The two-way, full-duplex audio ensures clear communication with visitors, while a built-in siren can be triggered remotely or automatically to ward off intruders. Arlo Go 2 is also equipped with GPS positioning to track the camera’s whereabouts, allowing users to locate multiple devices across an expansive area, or in the event of theft.

Arlo Accessories

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

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, wireless carriers and broadcast channels. We sell directly to our distributors, including Ingram Micro, Inc., D&H Distributing Company and Synnex Corporation.

Broadcast Channels. We also sell our products through TV shopping networks such as HSN and QVC.

Wireless Carriers. We supply our products to major wireless carriers around the world, including AT&T, T-Mobile, Verizon, Telstra and Vodafone. This sales channel is and will continue to be the key route-to-market for our current portable LTE-enabled camera and any future cellular-enabled connected lifestyle devices.

Security Solution Providers. We sell our products and services to security solution providers, including Verisure, from which we derived 40.1% of our revenue in 2022.

Arlo.com. In the third quarter of 2019, we launched our online direct to consumer store to sell our products directly to our customers. We also sell our services, such as Arlo Secure and Arlo Safe, directly to consumers.

Agreements with Verisure

Verisure is the exclusive distributor of our products in Europe for all retail channels and direct channels in connection with Verisure’s security business. During the five-year period commencing January 1, 2020, Verisure has an aggregate purchase commitment of $500.0 million. As of December 31, 2022, $336.7 million of the purchase commitment has been fulfilled with a backlog of $97.9 million. In December 2020, Verisure prepaid $40.0 million for product purchases in fiscal 2021 and fiscal 2022. The Supply Agreement also provides for certain development services to Verisure under the NRE arrangement, including development of certain custom products specified by Verisure.

Competition

We believe we are well-positioned to compete within the broader connected lifestyle market, both within and beyond the home as we continue to launch new product lines and services within our smart platform. However, our market is highly competitive and evolving, and we expect competition to increase in the future. We believe the principal competitive factors impacting the market for our products and services include price, service offerings, functionality, brand, technology, design, distribution channels and customer service.

We believe that we compete favorably in these areas on the basis of our market position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Infineon Technologies AG, OmniVision Technologies Inc. and Qualcomm Incorporated. Moreover, our focus on building a connected lifestyle platform, combined with our leadership in innovation in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce devices with connected lifestyle functionalities. Nevertheless, the connected lifestyle market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Ring and Blink) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T and Comcast; and other companies, such as Eufy and Wyze.

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

Research and Development

We are passionate about developing new and innovative products and services that enable the connected lifestyle. Our research and development team collaborates with our product team to design and build differentiated new products and improve upon our existing products and services. Our goal is to create unique user experiences within the connected lifestyle. For example, our original Arlo camera was the world’s first commercially available 100% battery-operated Wi-Fi security camera with 720p HD video, IP65-rated weather resistance and night vision. The groundbreaking nature of the product, first launched in December 2014, gathered critical acclaim and market success. Our research and development team has taken this same approach to all of our subsequent product releases, constantly innovating to stay competitive.

As of December 31, 2022, our research and development staff consisted of 133 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, radio frequency engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We also engage and contract with certain third parties, such as ITS Partner LLC, e-Infochips Ltd., and Elinext Software Ltd. on research and development. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

Manufacturing

While all of our products are primarily designed in North America, we currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Chicony Electronics Co., Ltd., which are all headquartered in Asia. Although we do not have any long-term purchase contracts, we have executed master product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, division of each party’s intellectual property and product quality requirements. As we expand our product portfolio, we continue to explore new potential manufacturing partners that may provide us with competitive advantages on technology and cost. Since we outsource our manufacturing, we have the flexibility and ability to adapt to market changes, product supply and component pricing while keeping our costs low. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Vietnam, Hong Kong, Taiwan, and Indonesia, which is responsible for auditing and inspecting process and product quality on the premises of our manufacturers. Our strategic relationships with our manufacturers are an important component of our ability to introduce new products and grow our business.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations teams based in the United States, Hong Kong, Taiwan, Vietnam, and Indonesia coordinate with our manufacturers’ engineering, manufacturing and quality control personnel to develop the requisite manufacturing processes, quality checks and testing and general oversight of the manufacturing activities. We believe this model has enabled us to quickly and efficiently deliver high-quality and innovative products, while enabling us to minimize costs and manage inventory.

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam, Thailand, and Indonesia, and shipped to our logistics hubs located in the United States, Hong Kong, and Australia. Our operations team coordinates with our manufacturers to ensure that the shipment of our products from the manufacturers to these logistics hubs meets customer demand.

In November 2022, we announced a restructuring plan to reduce our cost structure to better align the operational needs of the business. As a result, we have ceased operations of our Hong Kong office during the fourth quarter of 2022.

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

Customer Care

We provide customer care to Arlo users globally through a variety of communication channels, including phone, chat, email, social media and our Arlo Community, as well as self-guided resources such as knowledge-base articles, how-to videos and technical documentation on our website. We believe that providing timely, responsive customer support and educational content to our users helps foster an ongoing engagement that builds loyalty to our brand and also enables us to understand user needs as they evolve. The online Arlo Community in particular serves as an efficient and engaging platform through which we can deliver customer care and receive feedback from users. We gather and analyze user feedback from all platforms to help inform our design and engineering teams about future enhancements to our products and services.

In order to best serve our users globally, we manage and continually adjust our resources worldwide through a mixture of permanent employees and subcontracted, outsourced resources. As our installed base continues to grow in new geographies, categories and technologies, we will continue to focus on building a scalable support infrastructure that enables our users to engage with us through the channel that is most convenient and efficient for their needs.

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

Seasonality

Historically, we have generated higher product revenue in the third and fourth quarters of each year compared to the first and second quarters due to seasonal demand from consumer markets, primarily relating to the beginning of the school year and the holiday season. For example, for the years ended December 31, 2022, 2021 and 2020, our third and fourth quarters collectively represented 50.3%, 58.4% and 63.0%, respectively, of our revenue for such years. Therefore, timely and effective product introductions are critical to our results of operations.

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

We currently hold 106 issued United States patents, 43 pending United States patent applications, 33 international patents, including patents issued by China and the EU, 30 pending patent applications outside of the United States. All the patents and patent applications generally relate to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have seven registered trademarks and three pending trademark applications in the United States, as well as 62 registered trademarks and 43 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in 13 countries: the United States, Argentina, Australia, Brazil, Canada, Chile, China, Japan, Mexico, New Zealand, Peru, Singapore, and Trinidad and Tobago, as well as the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

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

Human capital measures and objectives used to manage our business focus on employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. We strive to attract and retain exceptionally talented, diverse, and ethical employees, and we are proud of the culture we have built. Our talented employees, located throughout the United States, Canada, Asia, Australia, and Europe communicate, connect and work together to deliver a world-class end-to-end connected lifestyle solution. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. As of December 31, 2022, we had a total of 343 full-time employees, of which approximately 68% were based in the United States, and approximately 32% were based in other global regions.

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

For the third year running, we are partnering with the GEM Consortium (“GEM”). GEM connects highly qualified students from underrepresented groups to STEM graduate programs with much-needed financial support that is often the deciding factor in pursuing graduate education. We have welcomed a number of GEM interns at Arlo.

We host a number of events and days of observance with guest and internal speakers at Arlo. Each Spring, for example, we hold a “Week of Understanding” with speakers on key diversity and inclusion topics. These events provide a platform for dialogue and an opportunity for every employee to learn, discuss, and appreciate differences between colleagues as we grow to drive greater inclusion at Arlo and truly reflect the customers we serve.

Employee Safety, Health and Well-being

We look to safeguard the safety, health and well-being of all of our employees. We have managed the continuing impact of COVID-19, including continuous updates to our health and safety policies and processes and migrating all but a limited number of our global workforce to work remotely. We are focused on providing our team with the resources that they need to meet the needs of our customers and deliver new innovations to the markets we serve. The health and well-being of our workforce remains our top priority while we ensure productivity while working from home.

Company Information

We were incorporated in Delaware in January 2018. Our principal executive offices are located at 2200 Faraday Ave., Suite #150, Carlsbad, California 92008, and our telephone number is (408) 890-3900. Our website is http://www.arlo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”). The contents of our website are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

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

Any shortage or delay in the supply of key product components would harm our ability to meet scheduled product deliveries. Many of the components used in our products are specifically designed for use in our products, some of which are obtained from sole source suppliers. These components include lens, lens-sensors, and passive infrared sensors that have been customized for the Arlo application, as well as custom-made batteries that provide power conservation and safety features. In addition, the components used in our end products have been optimized to extend battery life. Our third-party manufacturers generally purchase these components on our behalf, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner or at all. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors that may affect our suppliers’ ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly, and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We generally provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms, and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, physical layer transceivers, connector jacks, and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner or at all. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase.

In addition, sole suppliers of highly specialized components may provide, or have provided components that were either defective or did not meet the criteria required by us or our manufacturers, retailers, distributors, or other channel partners, resulting in delays, lost revenue opportunities, and potentially substantial write-offs.

We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, including due to the COVID-19 pandemic, we could lose or fail to grow our market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, and Chicony Electronics Co., Ltd.. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. Due to changing economic conditions, including due to the COVID-19 pandemic, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially and adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, primarily in Vietnam, and any disruptions due to natural disasters, health epidemics, and political, social, and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. In particular, in the event the labor market in Vietnam becomes saturated, our third-party manufacturers in Vietnam may increase our costs of production. If these costs increase, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest may also affect our third-party manufacturers, as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products are affected, then we may be subject to shortages of products and the quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we could have no other readily available alternatives for manufacturing and assembling our products, and our business, results of operations, and financial condition could be materially and adversely affected.

In the future, we may work with more third-party manufacturers on a contract manufacturing basis, which could result in our exposure to additional risks not inherent in a typical ODM arrangement. Such risks may include our inability to properly source and qualify components for the products, lack of software expertise resulting in increased software defects, and lack of resources to properly monitor the manufacturing process. In our typical ODM arrangement, our ODMs are generally responsible for sourcing the components of the products and warranting that the products will work according to a product’s specification, including any software specifications. In a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas. If we are unable to properly manage these risks, our products may be more susceptible to defects, and our business, results of operations, and financial condition could be materially and adversely affected.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, international conflicts, such as the potential escalating conflict between Russia and Ukraine, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in Long Beach, California, where we import our products to fulfill our American orders, could significantly disrupt our business. Our international freight is regularly subject to inspection by governmental entities. As a result of the COVID-19 pandemic, international freight capacity has dropped, causing air and ocean freight rates to materially increase. Transit times have also increased. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially and adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than by other methods. From time to time in the past and increasingly more common during the COVID-19 pandemic, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we continue to rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially and adversely affect our business, results of operations, and financial condition.

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

We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales, or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. If we suffer the loss of services of any key executive or key personnel, our business, results of operations, and financial condition could be materially and adversely affected. In addition, we may not be able to have the proper personnel in place to effectively execute our long-term business strategy if key personnel retire, resign or are otherwise terminated.

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

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Secure services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart connected devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail, to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Secure, if those services do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the connected lifestyle market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially and adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially and adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

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

•adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channels; and

•increased levels of product returns.

Throughout the past few years, Arlo has significantly increased the rate of new product and service introductions, with the introduction of new lines of Arlo cameras, smart lights, and doorbell products, as well as the introduction of our Arlo Secure services and Arlo Home Security System. If we cannot sustain that pace of product and service introductions, either through rapid innovation or acquisition of new products and services or product and service lines, we may not be able to maintain or increase the market share of our products and services or expand further into the connected lifestyle market in accordance with our current plans. In addition, if we are unable to successfully introduce or acquire new products and services with higher gross margin, our revenue and overall gross margin would likely decline.

We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $56.6 million for the year ended December 31, 2022, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2022, our accumulated deficit was $345.4 million.

As of December 31, 2022, our cash and cash equivalents and short-term investments totaled $113.7 million. In October 2021, we entered into a Loan and Security Agreement with Bank of America, N.A. (the "Credit Agreement"), providing for a credit facility of up to $40.0 million and as of December 31, 2022, we have not borrowed against this credit facility. Refer to Note 7, Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement. While based on our current plans, the Credit Agreement with Bank of America, N.A., and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance. In addition, the COVID-19 pandemic has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins and loss of market share.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors include Amazon (Blink and Ring), Canary, D-Link, Eufy, Google (Nest), Foxconn Corporation (Belkin), Night Owl, Samsung, SimpliSafe, Swann, and Wyze. Other competitors include numerous local vendors such as Netatmo, Logitech, Bosch, Instar, and Uniden. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Many of our existing and potential competitors have longer operating histories, greater brand recognition, and substantially greater financial, technical, sales, marketing, and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets.

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

Our competitors may also acquire other companies in the market and leverage combined resources to gain market share. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose, or fail to grow, our market share, any of which could seriously harm our business, financial condition, and results of operations.

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

The Asset Purchase Agreement and Supply Agreement with Verisure contain customary representations and warranties regarding, the Business and the Assets, indemnification provisions, termination rights, certain financial covenants and other customary provisions. Additionally, we have agreed not to engage in any business that competes with the Business for a period of three years. Our failure to comply with these provisions may have a material adverse effect on our future performance.

We are dependent on information technology systems, infrastructure and data. If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of customers or sales; reduced revenue or profits; increased expenses; significant decline in our stock price; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) proprietary, confidential, and sensitive data, including personal data about our customers, employees, and others, intellectual property, and trade secrets (collectively, “sensitive information”).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists, threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors and other external parties. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products and services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers and we devote considerable internal and external resources to network security, data encryption, and other security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual disruption in our business, including a cyber-attack, hacking, fraud, social engineering, or other forms of deception. While we have established service-level and geographic redundancy for our critical systems, our ability to utilize these redundant systems must be tested regularly, failing over to such systems always carries risk and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, for example, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Changes in how our employees work and access our systems during the current COVID-19 pandemic also could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents. While we have implemented security measures designed to protect against security incidents, including those described above, there can be no assurance that these measures will be effective.

Our products and services may contain unknown security vulnerabilities. We take steps to detect and remediate vulnerabilities, but we have not always been able in the past and may not be able in the future to detect and remediate all vulnerabilities in our information technology systems (including our products) because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose a material risk to our business. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking, unauthorized manipulation, or misuse. In addition, we offer a comprehensive online cloud management service, Arlo Secure, paired with our end products, including our cameras, baby monitors, and smart lights and we recently launched our direct to consumer store to sell our products directly to our customers. If malicious actors compromise this cloud service or our direct to consumer store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and direct to consumer store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; diversion of management’s attention; monetary fund diversions; interruptions in our operations (including availability of data); negative impacts to our business, results of operations and financial condition; financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

The effects of a security breach or privacy violation could be further amplified during the current COVID-19 pandemic. In addition, the cost and operational consequences of implementing further data protection measures could be significant and theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Further, we cannot be certain that (a) our liability insurance will be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices or security breaches, cyberattacks and other related breaches; (b) such coverage will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all; or (c) any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

Our future success depends on our ability to increase sales of our paid subscription services.

Our future success is largely dependent on increasing sales of our paid subscription services. Even if we are successful in selling our smart connected devices and accessories, if we are unable to maintain or increase sales of Arlo Secure and Arlo Safe services, our revenue and overall gross margin would likely decline.

Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon.com, Inc. (“Amazon”), which is also one of our primary competitors, may materially and adversely affect our business, results of operations, and financial condition.

We host our platform using Amazon Web Services (“AWS”) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. All of our solutions currently reside on systems leased and operated by us in these data center locations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform. A prolonged AWS service disruption affecting our platform for any of the foregoing reasons would negatively impact our ability to serve our end-users and could damage our reputation with current and potential end-users, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to our platforms that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.

Amazon previously produced the Amazon Cloud Cam, which competed with our security camera products, and acquired two of our competitors, Blink and Ring, in 2017 and 2018, respectively. Amazon may choose to hamper our competitive efforts, using provision of AWS services as leverage. In the event that there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially and adversely affect our business, results of operations, and financial condition.

Our current and future products may experience quality problems, including defects or errors, from time to time that can result in adverse publicity, product recalls, litigation, regulatory proceedings, and warranty claims and could lead to significant direct or indirect costs, decreased revenue, and operating margin, and harm to our brand.

We sell complex products that could contain design and manufacturing defects in their materials, hardware, and firmware. These defects could include defective materials or components that can unexpectedly interfere with the products’ intended operations or cause injuries to users or property damage. Although we extensively and rigorously test new and enhanced products and services before their release, we cannot assure we will be able to detect, prevent, or fix all defects. Failure to detect, prevent, or fix defects, or an increase in defects, could result in a variety of consequences, including a greater number of product returns than expected from users and retailers, increases in warranty costs, regulatory proceedings, product recalls, and litigation, each of which could materially and adversely affect our business, results of operations, and financial condition. We generally provide a one-year hardware warranty on all of our products. The occurrence of real or perceived quality problems or material defects in our current and future products could expose us to warranty claims in excess of our current reserves. If we experience greater returns from retailers or users, or greater warranty claims, in excess of our reserves, our business, financial condition, and results of operations could be harmed. In addition, any negative publicity or lawsuits filed against us related to the perceived quality and safety of our products could also adversely affect our brand, decrease demand for our products and services, and materially and adversely affect our business, results of operations, and financial condition.

In addition, epidemic failure clauses are found in certain of our customer contracts. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then-current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end-user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure could materially and adversely affect our business, results of operations, and financial condition.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc. ("Best Buy"), and Costco Wholesale Corporation (“Costco”); and to security solutions provider, including Verisure and their respective affiliates. For the year ended December 31, 2022, we derived 40.1% of our revenue from Verisure and its affiliates, respectively. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. If Best Buy or other retailers closes any of its retail stores due to COVID-19 pandemic, our revenue could be adversely impacted. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. Verisure has an aggregate purchase commitment of $500.0 million during a five-year period commencing January 1, 2020. Other than with Verisure, we generally have no minimum purchase commitments or long-term contracts with our retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

Additionally, concentration and consolidation among our channel partner base may allow certain retailers and distributors to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. In addition, if, as a result of increased leverage, channel partner pressures require us to reduce our pricing such that our gross margin is diminished, we could decide not to sell our products to a particular channel partner, which could result in a decrease in our revenue. Consolidation among our channel partner base may also lead to reduced demand for our products, elimination of sales opportunities, replacement of our products with those of our competitors, and cancellations of orders, each of which could materially and adversely affect our business, results of operations, and financial condition. If consolidation among the retailers, distributors, or other channel partners who purchase our products becomes more prevalent, our business, results of operations, and financial condition could be materially and adversely affected.

In particular, the retail and connected home markets in some countries, including the United States, are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it could increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces its purchases of our devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially and adversely affect our business, results of operations, and financial condition.

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

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, channel partners, or the loss of any significant channel partners, could materially and adversely affect our business, results of operations, and financial condition. Although our largest channel partners may vary from period to period, we anticipate that our results of operations for any given period will continue to depend on large orders from a small number of channel partners.

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

We have spent, and expect to continue to spend, significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers. For the years ended December 31, 2022 and 2021, sales and marketing expenses were $70.1 million, including a brand awareness campaign of $15.6 million, and $48.9 million, respectively, representing approximately 14% and 11% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products or services.

Introducing new products and services may be difficult and expensive. If we are unable to do so successfully, our brand may be adversely affected and we may not be able to maintain or grow our current revenue and profit levels.

To successfully evolve our product offerings of smart connected devices to appeal to our consumers, we will be required to predict, understand, and react to the rapidly changing tastes of consumers and provide appealing products in a timely manner. New product models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenue may decrease, our brand image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

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

We believe that developing and maintaining awareness of the Arlo brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we expect the importance of global brand recognition to increase as competition increases. If customers do not perceive our products to be of high quality, our brand and reputation could be harmed, which could adversely impact our financial results. In addition, brand promotion efforts may not yield significant revenue or increased revenue sufficient to offset the additional expenses incurred in building our brand. Maintaining, protecting, and enhancing our brand may require us to make substantial investments, and these investments may not be successful or we may suspend or reduce the amount of investment spent on brand promotion and awareness efforts. If we fail to successfully maintain, promote, and position our brand and protect our reputation, or if we incur significant expenses in this effort, our business, financial condition and operating results may be adversely affected.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data about our customers, employees, and others and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, including with respect to user privacy, rights of publicity, data protection, content, protection of minors, and consumer protection.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws).

For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Colorado, Connecticut, Virginia and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Australia’s Privacy Act 1988 (Privacy Act), and Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations and impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. We have in the past received inquiries and/or been the subject of reports regarding our data privacy and security practices and processing. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We are subject to financial and operating covenants in the Credit Agreement with Bank of America, N.A. and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially and adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

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

There can be no assurance that we will be able to comply with the financial and other covenants in the Credit Agreement, and the effects of the COVID-19 pandemic may increase the risk of our inability to comply with such covenants. Our failure to comply with these covenants could cause us to be unable to borrow under the Credit Agreement and may constitute an event of default which, if not cured or waived, could result in the acceleration of the maturity of any indebtedness then outstanding under the Credit Agreement, which would require us to pay all amounts then outstanding. If we are unable to repay those amounts, the Lender could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. Such an event could materially and adversely affect our financial condition and liquidity. Additionally, such events of non-compliance could impact the terms of any additional borrowings and/or any credit renewal terms. Any failure to comply with such covenants may be a disclosable event and may be perceived negatively. Such perception could adversely affect the market price for our common stock and our ability to obtain financing in the future.

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

Global geopolitical, economic and business conditions could materially and adversely affect our revenue and results of operations.

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

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China may continue to put negative pressure on global economic conditions. If conditions in the global economy, including in Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could materially and adversely affect our business, results of operations, and financial condition. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially and adversely affect our business, results of operations, and financial condition. In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects, including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency, and fixed income markets, instability in the stock market, and high unemployment.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into non-U.S. jurisdictions may be impacted by factors such as ongoing supply chain disruptions, an increase in duties, tariffs, or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products. Further, the imposition of and changes in the U.S.' and other governments' duties, trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between U.S. and China and evolving relations with Russia due to the current hostilities between Russia and Ukraine, create uncertainty regarding our ability to market and distribute our products into non-U.S. jurisdictions and any failure to effectively anticipate or respond to such events could materially and adversely affect our business, results of operations, and financial condition.

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

In recent years, the U.S. Government has imposed increases to the ad valorem duties applicable to certain products imported from China, including increases of up to 25% for some items. We are actively addressing the risks related to these additional duties, which have affected, or have the potential to affect, at least some of our imports from China. Although we have already taken some steps to mitigate these risks, including by moving a significant portion of our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially and adversely affected.

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially and adversely affected. For example, Amazon, one of our primary retailers, competes with our security camera products, and also acquired two of our competitors, Blink and Ring. For the year ended December 31, 2022, we derived 40.1% of our revenue from Verisure and its affiliates.

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, our business, results of operations, and financial condition could be materially and adversely affected.

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

We rely on a combination of copyright, trademark, patent, and trade secret laws, nondisclosure agreements with employees, consultants, and suppliers, and other contractual provisions to establish, maintain, and protect our intellectual property and technology. Despite efforts to protect our intellectual property, unauthorized third parties may attempt to design around, copy aspects of our product design or obtain and use technology or other intellectual property associated with our products. Furthermore, our competitors may independently develop similar technology or design around our intellectual property. Our inability to secure and protect our intellectual property rights could materially and adversely affect our brand and business, results of operations, and financial condition.

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

If we are offering products or services that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products or services. In addition, these licenses may require royalty payments or other consideration to the third-party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms, if at all. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products and services that incorporate the licensed technologies, in addition to being unable to continue to maintain and support these products and services. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party technology and software. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, results of operations, and financial condition could be materially and adversely affected.

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

International sales comprise a significant amount of our overall revenue. International sales were 45.3% and 38.9% of overall revenue for the years ended December 31, 2022 and 2021, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful and could be impacted by COVID-19 pandemic. International operations are subject to a number of risks, including but not limited to:

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

We are also required to comply with local environmental legislation, and those who sell our products rely on this compliance in order to sell our products. If those who sell our products do not agree with our interpretations and requirements of new legislation, they may cease to order our products and our business, results of operations, and financial condition could be materially and adversely affected.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets, and other intellectual property rights. From time to time, third parties have asserted, and may continue to assert, exclusive patent, copyright, trademark, and other intellectual property rights against us, demanding license or royalty payments or seeking payment for damages, injunctive relief, and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that they believe cover our products. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses and litigation related to alleged infringement could materially and adversely affect our business, results of operations, and financial condition.

In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. If we do not resolve these claims on a favorable basis, our business, results of operations, and financial condition could be materially and adversely affected.

As part of growing our business, we may make acquisitions. If we fail to successfully select, execute, or integrate our acquisitions, then our business, results of operations, and financial condition could be materially and adversely affected and our stock price could decline.

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

In December 2010, the Federal Communications Commission (the “FCC”), adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. Recently, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution, or otherwise engage in discriminatory practices, our business, results of operations, and financial condition could be materially and adversely affected. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise materially and adversely affect our business, results of operations, and financial condition.

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

As of December 31, 2022, our U.S. federal and state net operating loss carryforwards were approximately $91.2 million and approximately $61.3 million, respectively. These amounts have been reduced by the amount of net operating losses expected to be utilized to reduce taxable income for such year. Moreover, our U.S. federal and state research and development tax credits were approximately $6.5 million and approximately $6.4 million, respectively, with the amount of federal credit already reduced by the expected utilization for such year. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by Sections 382 and 383 of the Code and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

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

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (“VAT”) or goods and services tax (“GST”). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest, and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities will agree with our reporting positions and upon audit such tax and customs authorities may assess additional taxes, duties, interest, and penalties against us. Adverse action by any government agencies related to indirect tax laws could materially and adversely affect our business, results of operations and financial condition.

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

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution, and sale of our products, as well as any such future laws and regulations. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations, and requirements, and any associated unanticipated costs, could materially and adversely affect our business, results of operations, and financial condition.

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we are expending resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules will require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation could materially and adversely affect our business, results of operations, and financial condition.

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

Any bankruptcies or illiquidity among our customer base or sublease counterparties could harm our business and have a material adverse effect on our financial condition and results of operations. To the degree that turmoil in the credit markets makes it more difficult for some customers or sublease counterparties to obtain financing, our customers’ or sublease counterparties' ability to pay could be adversely impacted, which in turn could materially and adversely affect our business, results of operations, and financial condition.

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

If our products are not compatible with some or all leading third-party IoT products and protocols, we could be materially and adversely affected.

A core part of our solution is the interoperability of our platform with third-party IoT products and protocols. We have designed the Arlo platform to seamlessly integrate with third-party IoT products and protocols, such as Amazon

Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify, and Samsung SmartThings. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products, and such incompatibility could negatively impact the adoption of our products and solutions. A lack of interoperability may also result in significant redesign costs, and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products could materially and adversely affect our business, results of operations, and financial condition.

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

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could materially and adversely affect our business, results of operations, and financial condition.

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

As of December 31, 2022, the 2018 IRS audit had been closed without any adjustments and the 2018 California Franchise Tax Board audit is still ongoing.

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

However, third parties could also seek to hold us responsible for any of the liabilities that NETGEAR has agreed to retain, and we cannot assure that an indemnity from NETGEAR will be sufficient to protect us against the full amount of such liabilities, or that NETGEAR will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from NETGEAR any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could materially and adversely affect our business, results of operations, and financial condition.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of December 31, 2022, we have 88,887,139 shares of common stock outstanding.

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

If, in any period our stock price decreases to the point where the fair value of our assets (as partially indicated by our market capitalization) is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill, other intangible assets and long-lived assets be determined resulting in an adverse impact on our results of operations. If there is a decline in our stock price based on market conditions and deterioration of our business, we may have to record a charge to our earnings for the associated goodwill impairment of up to $11.0 million.

We are subject to securities class action and derivative litigation.

We are subject to various securities class action and derivative complaints, as more fully discussed in the heading under “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Act ("JOBS Act"). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002 ("Section 404"), reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual revenue of at least $1.235 billion, (3) the last day of the fiscal year in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still re-qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Section 404, as well as rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially and adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and the NYSE. Any such action could harm our reputation and the confidence of investors and customers in us and could materially and adversely affect our business and cause our share price to fall.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could materially and adversely affect our business, results of operations, financial condition, and stock price.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are a global company with corporate headquarters located in Carlsbad, California, where we occupy approximately 43,500 square feet of office space pursuant to a lease agreement that expires in November 2029. We also lease approximately 77,800 square feet of office space in San Jose pursuant to a lease agreement that expires in June 2029. In June 2021, we entered into a sublease agreement, with a term that runs concurrent with the term of the head lease, for our San Jose office space in light of the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce.

During fiscal 2022, our international sales personnel were based out of local sales offices or home offices in Australia and Canada. Our international operations personnel use leased facilities in Hong Kong. We maintain our marketing and research and development facilities in Milpitas (the United States), Irvine (the United States), Carlsbad (the United States), Richmond (Canada) and Taipei (Taiwan). In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Texas, Tennessee, Mexico, Hong Kong, and Australia. We also lease office space in Cork, Ireland.

In November 2022, we announced a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. As a result, we have reduced office space in our headquarters located in Carlsbad, California and will not renew the office leases in Australia, Hong Kong and India. We believe that the facilities described above are suitable and adequate for our present purposes and that the productive capacity in our facilities is substantially being utilized or we have plans to utilize it.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings are described under the heading “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “ARLO”.

Holders of Common Stock

On March 3, 2023, we had eight institutional stockholders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held by brokers in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from December 31, 2018 through December 31, 2022 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”), the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”) and the Russell 2000 Index. The graph assumes that $100 was invested in Arlo common stock at the closing price of $9.98 on December 31, 2018 and in the NYSE Composite Index, the S&P 600 Information Technology Index, the S&P Small Cap 600 Index and the Russell 2000 Index on December 31, 2018, and assumes reinvestment of any dividends. We have never paid dividends on our common stock and have no present plans to do so. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

250
225
200
175
150
125
100
75
50
25
0
Dollars
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
Arlo Technologies, Inc.
NYSE Composite Index
S&P 600 Information Technology Index
S&P Small Cap 600 Index
Russell 2000 Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with "Note about Forward-Looking Statements", Part I, Item 1A "Risk Factors," and our audited consolidated financial statements and the accompanying notes to the financial statements included under Item 8 of this Annual Report on Form 10-K.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 27.5 million smart connected devices. As of December 31, 2022, the Arlo platform had approximately 7.2 million cumulative registered accounts across more than 100 countries around the world coupled with 1.9 million cumulative paid subscribers and annual recurring revenue of $137.8 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the years ended December 31, 2022 and 2021, we generated total revenue of $490.4 million and $435.1 million, respectively. Loss from operations was $56.9 million and $60.1 million for the years ended December 31, 2022 and 2021, respectively.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in channel partnerships and to continue our global expansion. We expect to increase our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform and compete for engineering talent. We also expect our sales and marketing expense to increase in the future as we invest in marketing to drive awareness of our brand and drive demand for our products and services..

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

	As of and for the Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Cumulative registered accounts	7,220	17.8%	6,131
Cumulative paid accounts	1,862	74.5%	1,067
Annual recurring revenue	$137,764	52.9%	$90,100

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

Annual Recurring Revenue (“ARR”). We believe ARR enables measurement of our business initiatives, and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually and is calculated by taking our recurring paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. Recurring paid service revenue represents the revenue we recognize from our paid accounts and excludes prepaid service revenue and Non-Recurring Engineering (“NRE”) service revenue from strategic partners. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of COVID-19 and Global Geopolitical, Economic and Business Conditions

During the year ended December 31, 2022, we remained focused on navigating COVID-19 related challenges, the ongoing conflict in Ukraine, supply chain disruptions, inflation, lower consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating headcount and non-essential spending, subleasing and not renewing excess office space, and deferring hiring. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the COVID-19 pandemic, the ongoing conflict in Ukraine, supply chain disruptions, the inflationary macro environment, lower consumer confidence and rising interest rates.

Components of Results of Operations

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

Cost of Revenue

Cost of revenue consists of both product costs and service costs. Product costs primarily consist of the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operation staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties. Service costs consist of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, IT and facilities overhead as well as NRE service costs incurred under NRE arrangements.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation product mix, sales channel mix, registered accounts’ acceptance of paid subscription service offerings, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty costs, and charges for excess or obsolete inventory. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and service costs and gross margin and allows us to adapt to changing market dynamics and supply chain constraints.

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and corporate IT and facilities overhead. Generally, we recognize research and development expenses as they are incurred. Research and development expense directly attributable to delivering the Verisure NRE is recognized in cost of service.

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

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff; technical support expense; advertising; trade shows; media and placement; corporate communications and other marketing expense; product marketing expense; IT and facilities overhead; outbound freight costs; and credit card processing fees.

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

Restructuring Charges

Restructuring charges consist primarily of severance costs, office exit expense, and other exit expense associated with the abandonment of certain lease contracts and cancellation of contractual services arrangements with certain suppliers.

Impairment Charges

During the second quarter of 2021, we reviewed certain of our right-of-use assets and other lease-related assets for impairment in conjunction with our decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge for the right-of-use asset and other lease-related assets included in the San Jose office asset group.

Others

Others include separation expense and gain on sale of business. Separation expense consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR. Gain on sale of business represents the gain on the sale of our commercial operations in Europe.

Results of Operations

In this section, we discuss the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following table sets forth our consolidated statements of comprehensive loss data:

	Year Ended December 31,
	2022		2021
	(In thousands, except percentage data)
Revenue:
Products	$353,935	72.2%	$331,620	76.2%
Services	136,479	27.8%	103,517	23.8%
Total revenue	490,414	100.0%	435,137	100.0%
Cost of revenue:
Products	308,692	63.0%	285,334	65.6%
Services	45,687	9.3%	41,768	9.6%
Total cost of revenue	354,379	72.3%	327,102	75.2%
Gross profit	136,035	27.7%	108,035	24.8%
Operating expenses:
Research and development	64,709	13.2%	59,063	13.6%
Sales and marketing	70,081	14.3%	48,909	11.2%
General and administrative	55,932	11.4%	49,489	11.4%
Restructuring charges	1,805	0.3%	—	—%
Impairment charges	—	—%	9,116	2.1%
Others	387	0.1%	1,596	0.4%
Total operating expenses	192,914	39.3%	168,173	38.6%
Loss from operations	(56,879)	(11.6)%	(60,138)	(13.8)%
Interest income	926	0.2%	11	—%
Other income, net	302	0.1%	4,775	1.1%
Loss before income taxes	(55,651)	(11.3)%	(55,352)	(12.7)%
Provision for income taxes	975	0.2%	677	0.2%
Net loss	$(56,626)	(11.5)%	$(56,029)	(12.9)%

Revenue

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Americas	$273,981	1.0%	$271,182
Percentage of revenue	55.8%		62.3%
EMEA	$196,465	46.4%	$134,232
Percentage of revenue	40.1%		30.9%
APAC	$19,968	(32.8)%	$29,723
Percentage of revenue	4.1%		6.8%
Total revenue	$490,414	12.7%	$435,137

Revenue increased for the year ended December 31, 2022 compared to the prior year, primarily due to higher service revenue across all geographic regions and product sales mainly an increase in shipment volume.

Product revenue increased by $22.3 million, or 6.7% for the year ended December 31, 2022 compared to the prior year, primarily driven by an increase in product shipments in EMEA due to stronger customer demand and the full year sale of cameras in the Verisure security channel, partially offset by decreases in product sales in APAC and the Americas and by higher provisions for sales incentives and returns in the Americas that are accounted for a contra revenue.

Service revenue increased by $33.0 million, or 31.8%, for the year ended December 31, 2022 compared to the prior year, primarily driven by a 74.5% increase in paid accounts, partially offset by a decrease in NRE revenue.

Cost of Revenue

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Cost of revenue:
Products	$308,692	8.2%	$285,334
Services	45,687	9.4%	41,768
Total cost of revenue	$354,379	8.3%	$327,102

Cost of product revenue increased for the year ended December 31, 2022 compared to the prior year, primarily due to increases in gross shipments, coupled with increases in costs of materials and components of our products, mainly as a result of inflation, offset by a decrease in freight-in costs due to normalization of the supply chain and utilization of ocean freight.

Cost of service revenue increased for the year ended December 31, 2022 compared to the prior year, primarily due to the service revenue growth driven by growth of paid subscriber base, offset by cost optimizations.

Gross Profit

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Gross profit:
Products	$45,243	(2.3)%	$46,286
Services	90,792	47.0%	61,749
Total gross profit	$136,035	25.9%	$108,035
Gross margin:
Products	12.8%		14.0%
Services	66.5%		59.7%
Total gross margin	27.7%		24.8%

Product gross profit decreased for the year ended December 31, 2022 compared to the prior year, primarily due to higher product costs and provisions of sales incentives and returns that are accounted for a contra revenue, partially offset by the increase in product shipments.

Service gross profit increased for the year ended December 31, 2022 compared to the prior year, primarily due to growth in paid service revenue as a result of the increase in paid accounts and cost optimizations.

Operating Expenses

Research and Development

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Research and development expense	$64,709	9.6%	$59,063

Research and development expense increased $5.6 million for the year ended December 31, 2022 compared to the prior year, primarily due to increases of $3.6 million in personnel-related expenses mainly increases in headcount and stock-based compensation, and $2.4 million in outside professional services, partially offset by a decrease of $1.2 million in IT and facility overhead and other expenses.

Sales and Marketing

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Sales and marketing expense	$70,081	43.3%	$48,909

Sales and marketing expense increased $21.2 million for the year ended December 31, 2022 compared to the prior year, primarily due to increases of $17.5 million in marketing expenses, primarily for the production of creative content and media spend for our brand awareness advertising campaign, $1.6 million in personnel-related expenses mainly from the increase in stock-based compensation, and $1.6 million in credit card processing fees.

General and Administrative

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
General and administrative expense	$55,932	13.0%	$49,489

General and administrative expense increased $6.4 million for the year ended December 31, 2022 compared to the prior year, primarily due to an increase of $9.7 million in personnel-related expenses mainly an increase in stock-based compensation, partially offset by decreases of $1.6 million in legal and professional services and $1.4 million in IT and facility overhead.

Restructuring Charges

	Year Ended December 31,
	2022	% Change	2021
	(In thousands)
Restructuring charges	$1,805	**	$—
**Percentage change not meaningful.

During the fourth quarter of 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring included the reduction of headcount as well as abandonment of certain lease contracts and cancellation of contractual services arrangements with certain suppliers. Refer to Note 6, Restructuring in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about the restructuring.

Impairment Charges

	Year Ended December 31,
	2022	% Change	2021
	(In thousands)
Impairment charges	$—	**	$9,116
**Percentage change not meaningful.

During the second quarter of 2021, we reviewed certain operating lease right-of-use assets and other lease-related assets for impairment in conjunction with our decision to sublease our office space in San Jose, California. As a result, we recorded an impairment charge of $9.1 million, which included $6.8 million associated with operating lease right-of-use assets and $2.3 million associated with the leasehold improvements and furniture, fixtures and equipment included in the San Jose office asset group.
Interest and Other Income, Net

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Interest income	$926	**	$11
Other income, net	$302	(93.7)%	$4,775
**Percentage change not meaningful.

Interest income increased for the year ended December 31, 2022, compared to the prior year, primarily due to the increase in our short-term investments as well as a result of higher interest rates.

Other income, net primarily represents miscellaneous income and expense, which includes reimbursements under the Verisure Transition Service Agreement (“Verisure TSA”) and the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) for qualified wages. Other income, net decreased for the year ended December 31, 2022 compared to the prior year, primarily due to decreases of $2.1 million in ERC under the CARES Act and $2.5 million in Verisure TSA related income.

Provision for Income Taxes

	Year Ended December 31,
	2022	% Change	2021
	(In thousands, except percentage data)
Provision for income taxes	$975	44.0%	$677
Effective tax rate	(1.8)%		(1.2)%

Our effective tax rate for the year ended December 31, 2022 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Our provision for income taxes was primarily attributable to income taxes on foreign earnings and to a lesser extent U.S. taxable income. The increase in provision for income taxes for the year ended December 31, 2022 compared to the prior year was impacted by the application of Section 174 of the U.S. Tax Code requiring capitalization of research and experimental expenses. Consistent with the prior year, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

As of December 31, 2022, our cash and cash equivalent and short-term investments totaled $113.7 million and unused borrowing capacity of $22.2 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2022, our accumulated deficit was $345.4 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

Material Cash Requirements

We believe that our existing sources of liquidity will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in the future we may require or desire additional funds to support our operating expenses and capital requirements. To the extent that current and anticipated future sources of liquidity are insufficient, we may seek to raise additional funds through public or private equity.

Our future liquidity and cash requirements may vary from those currently planned and will depend on numerous factors, including the introduction of new products, the growth in our service revenue, the ability to increase our gross margin dollars, as well as cost optimization initiatives and controls over our operating expenditures. As we grow our installed base revenue, there will be a need for additional working capital, hence, we have increased our subscription rates effective February 3, 2023.

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

Refer to Note 8. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about our operating leases, purchase obligations, and legal contingencies. We have no commitments to obtain such additional financing and cannot provide assurance that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive.

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2022	2021
	(In thousands)
Net cash used in operating activities	$(45,962)	$(23,197)
Net cash used in investing activities	(31,773)	17,732
Net cash used in financing activities	(13,942)	(4,970)
Net cash decrease	$(91,677)	$(10,435)

Operating activities

Net cash used in operating activities increased by $22.8 million for the year ended December 31, 2022 compared to the prior year. This increase is mostly due to an increase in working capital used in operations of $25.7 million. The increase in working capital used in operations was driven by higher inventory purchases as a result of our internal objective to maintain more appropriate inventory levels to support consumer demand and higher payments to our suppliers and vendors.

Investing activities

Net cash used in investing activities increased by $49.5 million for the year ended December 31, 2022 compared to the prior year, primarily due to higher net purchases of short-term investments.

Financing activities

Net cash used in financing activities increased by $9.0 million for the year ended December 31, 2022 compared to the prior year, primarily due to the increase in withholding tax from restricted stock unit releases and the decrease in proceeds from exercises of stock options.

Critical Accounting Estimates

We prepare the consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are applicable and reasonable under the circumstances. We evaluate these estimates on an ongoing basis, as new events occur, our operating environment changes, or additional information is obtained, and we make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors.

Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies and the effect on our consolidated financial statements.

Revenue recognition

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns, sales incentives, and price protection related to current period product revenue. In determining estimates for sales returns, management analyzes historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is not merchantable or is found to be damaged or defective. At the time we recognize revenue, we record an estimate of sales warranty returns to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers as a contra revenue, and we record a write-down to reduce the carrying value of such products to net realizable value as cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results, and we may have to record additional contra revenue or cost of revenue, which could materially impact our financial position and results of operations. As of December 31, 2022 and 2021, accrued sales warranty returns amounted to $17.7 million and $18.0 million, respectively.

Our standard warranty obligation to end-users provides for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. We record the estimated cost associated with fulfilling the warranty obligation to end-users as cost of revenue. As of December 31, 2022 and 2021, accrued warranty obligations were not material.

In addition to sales warranty returns, certain distributors and retailers generally have the right to return products for stock rotation purposes. Upon shipment of the product, we record an estimate of potential stock rotation returns related to the current period product revenue as a contra revenue. Our estimated allowances for returns due to stock rotation can vary from actual results, and we may have to record additional contra revenue, which could materially impact our financial position and results of operations. As of December 31, 2022 and 2021, accrued stock rotation returns were not material.

We accrue for sales incentives offered to customers as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a contra revenue. As a consequence, we record a substantial portion of our channel marketing costs as a contra revenue. We record an estimate of sales incentives as a contra revenue when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future. As of December 31, 2022 and 2021, accrued sales incentives amounted to $35.7 million and $31.4 million, respectively.

Valuation of Inventory

We value our inventory at the lower of cost or net realizable value, cost being determined using the first-in, first-out method. We continually assess the value of our inventory and will periodically write down its value to account for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments and compare those quantities to our estimated forecast of product demand for the next nine months to determine what inventory, if any, is not salable. We base our analysis on the product demand forecast by taking into account market conditions, product development plans, product life expectancy and other factors. Based on this analysis, we write down the carrying value of the affected inventory to account for estimated excess and obsolete amounts. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As demonstrated during prior years, demand for our products can fluctuate significantly. If actual demand is lower than our forecasted demand and we fail to reduce our manufacturing accordingly, we could be required to write down the value of additional inventory, which would have a negative effect on our gross profit. As of December 31, 2022 and 2021, excess and obsolescence reserves were not material.

Valuation of Long-Lived Assets

Long-lived assets, including property and equipment and operating lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the anticipated undiscounted value of the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and operating lease assets is not recoverable, the carrying amount of such assets is reduced to the fair value. During the year ended December 31, 2022, no impairment of long-lived assets has been identified. For the year ended December 31, 2021, we recorded an impairment charge of $9.1 million, which included $6.8 million associated with operating lease right-of-use assets and $2.3 million associated with lease related property and equipment.

Valuation of Goodwill

We perform an annual assessment of goodwill at the reporting unit level on the first day of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We operate as one operating and reportable segment. In the annual assessment, a qualitative assessment was performed in consideration of macroeconomic conditions, industry and market conditions, cost factors, overall company financial performance, and changes in our stock price. We believed that it was more-likely-than-not that the fair value of the reporting unit was greater than the respective carrying value and therefore performing the next step of impairment test for the reporting unit was unnecessary. If there are events occurred or circumstances changed (i.e. a decline in our stock price based on market conditions and deterioration of our business) that would more likely than not reduce our fair value below the carrying amount, we may have to record a charge to our earnings for the associated goodwill impairment of up to $11.0 million. No goodwill impairment was recognized in the years ended December 31, 2022 and 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. The unrealized loss was immaterial as of December 31, 2022 and there was no impairment charge on our investments for the year ended December 31, 2022.

Foreign Currency Exchange Rate Risk

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. We invoice some of our international customers in foreign currencies, including the Australian dollar and Canadian dollar. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign currency exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and materially and adversely affect our business, results of operations, and financial condition. Certain operating expenses of our foreign operations require payment in local currencies.

As of December 31, 2022, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would not have a material impact on our operating results. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2022 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the years ended December 31, 2022, 2021, and 2020, 3%, 6%, and 10% of our total revenue was denominated in currencies other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 7, 2023

We have served as the Company’s auditor since 2018.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,024	$175,749
Short-term investments	29,700	—
Accounts receivable, net	65,960	79,564
Inventories	46,554	38,390
Prepaid expenses and other current assets	6,544	9,919
Total current assets	232,782	303,622
Property and equipment, net	7,336	9,595
Operating lease right-of-use assets, net	12,809	14,814
Goodwill	11,038	11,038
Restricted cash	4,155	4,107
Other non-current assets	4,081	4,314
Total assets	$272,201	$347,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,132	$84,098
Deferred revenue	11,291	29,442
Accrued liabilities	98,855	97,389
Total current liabilities	162,278	210,929
Non-current operating lease liabilities	19,279	21,470
Other non-current liabilities	2,949	2,439
Total liabilities	184,506	234,838
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 88,887,139 at December 31, 2022 and 84,453,212 at December 31, 2021	89	84
Additional paid-in capital	433,138	401,367
Accumulated other comprehensive loss	(107)	—
Accumulated deficit	(345,425)	(288,799)
Total stockholders’ equity	87,695	112,652
Total liabilities and stockholders’ equity	$272,201	$347,490

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Revenue:
Products	$353,935	$331,620	$284,868
Services	136,479	103,517	72,286
Total revenue	490,414	435,137	357,154
Cost of revenue:
Products	308,692	285,334	263,905
Services	45,687	41,768	37,860
Total cost of revenue	354,379	327,102	301,765
Gross profit	136,035	108,035	55,389

Operating expenses:
Research and development	64,709	59,063	60,137
Sales and marketing	70,081	48,909	49,064
General and administrative	55,932	49,489	51,096
Restructuring charges	1,805	—	—
Impairment charges	—	9,116	—
Others	387	1,596	(44)
Total operating expenses	192,914	168,173	160,253

Loss from operations	(56,879)	(60,138)	(104,864)
Interest income	926	11	802
Other income, net	302	4,775	3,436
Loss before income taxes	(55,651)	(55,352)	(100,626)
Provision for income taxes	975	677	625
Net loss	$(56,626)	$(56,029)	$(101,251)
Net loss per share:
Basic	$(0.65)	$(0.68)	$(1.30)
Diluted	$(0.65)	$(0.68)	$(1.30)
Weighted average shares used to compute net loss per share:
Basic	87,173	82,688	78,084
Diluted	87,173	82,688	78,084
Comprehensive loss:
Net loss	$(56,626)	$(56,029)	$(101,251)
Other comprehensive income (loss), net of tax	(107)	(3)	5
Total comprehensive loss	$(56,733)	$(56,032)	$(101,246)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Total stockholders' equity, beginning balances	$112,652	$133,767	$203,376

Common stock:
Beginning balances	$84	$79	$76
Issuance of common stock under stock-based compensation plans	6	8	3
Issuance of common stock under employee stock purchase plan	2	—	1
Restricted stock unit withholdings	(3)	(3)	(1)
Ending balances	$89	$84	$79
Additional paid-in capital:
Beginning balances	$401,367	$366,455	$334,821
Stock-based compensation expense	36,985	24,792	27,418
Settlement of liability classified restricted stock units	8,733	15,095	4,242
Issuance of common stock under stock-based compensation plans	1,419	5,261	1,727
Issuance of common stock under employee stock purchase plan	2,833	2,962	3,024
Restricted stock unit withholdings	(18,199)	(13,198)	(4,777)
Ending balances	$433,138	$401,367	$366,455
Accumulated deficit:
Beginning balances	$(288,799)	$(232,770)	$(131,519)
Net loss	(56,626)	(56,029)	(101,251)
Ending balances	$(345,425)	$(288,799)	$(232,770)
Accumulated other comprehensive income (loss):
Beginning balances	$—	$3	$(2)
Other comprehensive income (loss), net of tax	(107)	(3)	5
Ending balances	$(107)	$—	$3

Total stockholders' equity, ending balances	$87,695	$112,652	$133,767

Common stock shares:
Beginning balances	84,453	79,336	75,786
Issuance of common stock under stock-based compensation plans	6,155	6,538	3,720
Issuance of common stock under employee stock purchase plan	609	602	1,110
Restricted stock unit withholdings	(2,330)	(2,023)	(1,280)
Ending balances	88,887	84,453	79,336

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(56,626)	$(56,029)	$(101,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	48,476	38,030	35,247
Impairment charges	—	9,116	—
Depreciation and amortization	4,768	5,975	10,206
Allowance for credit losses and inventory reserves	(190)	(3,125)	964
Deferred income taxes	181	(296)	50
Others	24	(3)	(238)
Changes in assets and liabilities:
Accounts receivable, net	13,517	(1,739)	49,765
Inventories	(7,887)	29,258	2,862
Prepaid expenses and other assets	3,427	(3,463)	10,441
Accounts payable	(32,520)	22,156	(49,282)
Deferred revenue	(19,281)	(38,919)	3,607
Accrued and other liabilities	149	(24,158)	(8,901)
Net cash used in operating activities	(45,962)	(23,197)	(46,530)
Cash flows from investing activities:
Purchases of property and equipment	(2,010)	(2,268)	(3,892)
Purchases of short-term investments	(69,305)	—	(50,083)
Proceeds from maturities of short-term investments	39,542	20,000	50,000
Net cash provided by (used in) investing activities	(31,773)	17,732	(3,975)
Cash flows from financing activities:
Proceeds related to employee benefit plans	4,260	8,231	4,755
Restricted stock unit withholdings	(18,202)	(13,201)	(4,778)
Net cash used in financing activities	(13,942)	(4,970)	(23)
Net decrease in cash, cash equivalents, and restricted cash	(91,677)	(10,435)	(50,528)
Cash, cash equivalents, and restricted cash, at beginning of period	179,856	190,291	240,819
Cash, cash equivalents, and restricted cash, at end of period	$88,179	$179,856	$190,291
Reconciliation of cash, cash equivalents, and restricted cash to Consolidated Balance Sheets
Cash and cash equivalents	$84,024	$175,749	$186,127
Restricted cash	4,155	4,107	4,164
Total cash, cash equivalents, and restricted cash	$88,179	$179,856	$190,291
Supplemental cash flow information:
Cash paid for income taxes, net	$415	$964	$5,614
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$946	$379	$564

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation
Description of Business

Arlo Technologies, Inc. (“Arlo”) combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that transform the way people experience the connected lifestyle. Our deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generate revenue by selling devices through retail channels, wholesale distribution, wireless carrier channels, security solution providers, and Arlo’s direct to consumer store and paid subscription services.

Our corporate headquarters is located in Carlsbad, California with other satellite offices across North America and various other global locations.

Basis of Presentation

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Arlo and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Fiscal periods

Our fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. We report the results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

Reclassification

Certain prior periods amounts have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact to the consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2022 are not necessarily indicative of the results that may be expected for any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2. Summary of Significant Accounting Policies

Cash and cash equivalents

We invest excess cash primarily in government securities and money market funds and consider all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. We deposit cash and cash equivalents with high credit quality financial institutions.

Restricted cash

We maintain certain cash balances restricted as to withdrawal or use. Restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with our lease agreement for office space in San Jose, California. We deposit restricted cash with high credit quality financial institutions.

Short-term investments

Short-term investments are comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held with a high quality financial institution, which acts as our custodian and investment manager. These marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, which is reported on consolidated statements of stockholders’ equity.

Fair value measurements

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Short-term investments are recognized or disclosed at fair value in the financial statements on a recurring basis. The fair value of assets and liabilities is measured based on a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Trade accounts receivable

We are exposed to credit losses primarily through sales of products and services. Allowance for current estimated credit losses for trade accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default.

Monitoring activities include dispute resolution, payment confirmation, review of customers’ financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Although we have historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade accounts receivable.

Concentrations of risk and other uncertainties

Financial instruments that are potentially subject us to a concentration of credit risk mainly consist of cash equivalents, short term investments and accounts receivable. We believe that there is minimal credit risk associated with the investments of cash equivalents and short-term investments due to the restrictions placed on the type of investment that can be entered into under our investment policy. Our cash equivalents and short-term investments primarily consist of government securities and money market funds which are held and managed by high credit quality financial institutions.

Our customers are primarily retailers, wholesale distributors and security solution providers who sell or distribute our products to a large group of end-users. We regularly perform credit evaluations of our customers’ financial condition and performance and consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect our customers’ ability to pay. We do not require collateral from our customers. Historically, a substantial portion of revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2022 and 2021, four customers accounted for 28.4%, 26.8%, 16.6% and 13.3%, and three customers accounted for 35.3%, 20.1% and 10.1% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net. During the year ended December 31, 2022, 2021 and 2020, one customer accounted for 40.1%, two customers accounted for 30.8%, and 13.0%, and four customers accounted for 20.6%, 17.3%, 14.6% and 12.2% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue.

Additionally, we receive certain of our components from a limited number of suppliers and rely on a limited number of third parties to manufacture all of our products. If any of the third-party manufacturers cannot or will not manufacture our products in required volumes, on a cost-effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could materially and adversely affect our business, results of operations and financial condition. At the date of issuance of our financial statements, we are not aware of any event which could cause the severe impact in a near term.

Our products are concentrated in the connected lifestyle solution industries, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Our success depends on management’s ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products and services could materially and adversely affect our business, results of operations and financial condition.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. We write down inventories based on estimated excess and obsolete amounts, determined primarily based on demand forecasts, but takes into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

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

Operating leases

Our operating leases comprised of offices, data centers, and other equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, net, accrued liabilities, and non-current operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are expensed as incurred and recorded on the consolidated statements of comprehensive loss. The lease expense for fixed lease payments is recorded on the consolidated statements of comprehensive loss on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred.

Operating lease assets represent our right to use an underlying asset over the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the incremental borrowing rate based on the information available is used at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease asset also includes any lease payments made before the lease commencement date less any lease incentives received. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise the options. The lease agreements with lease and non-lease components are generally accounted as a single component.

In addition, certain lease agreements contain tenant improvement allowances (“TIA”) from the landlords. We record lessee-owned improvements as leasehold improvements within property and equipment, net on our consolidated balance sheets and the TIA as a reduction to the lease asset with the impact of the decrease recognized prospectively over the

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remaining lease term. We record lessor-owned improvements as prepaid rent within prepaid expenses and other current assets on our consolidated balance sheets and the TIA as a reduction to prepaid rent.

Sublease income from our sublet office space in San Jose, California is recognized on a straight-line basis over the term of the sublease and is recorded as a reduction of lease expense.

Goodwill

We perform an annual impairment assessment of goodwill at the reporting unit level on the first day of the fourth fiscal quarter. We operate as one operating and reportable segment and identify that one reporting unit for the purpose of goodwill impairment testing, which is at the same level as our operating and reportable segment. The analysis may include both qualitative and quantitative factors to assess the likelihood of an impairment. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. Examples of such events or circumstances include a significant decline in the expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance, and events affecting our stock price. If the reporting unit does not pass the qualitative assessment, we estimate the fair value using a discounted cash flow method and compare the fair value with the carrying amount of our reporting unit, including goodwill. If the fair value is greater than the carrying amount of our reporting unit, no impairment is recorded. If the fair value is less than the carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to our reporting unit. The impairment charge, if any, would be recorded to earnings in the consolidated statements of comprehensive loss.

Revenue recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our product revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery, dependent upon the terms of the underlying contract. Our paid subscription services are billed in advance of the start of the monthly subscription and revenues are recognized ratably over subscription period, generally 30 days or 12 months in length.

Revenue from all sales types is recognized at the transaction price, which is the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection related to current period product revenue. Our standard obligation to our direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, management analyzes historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Typically variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contracts with multiple performance obligations

Some of our contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, various subscription services, and support. For these contracts, we account for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct or separately identifiable within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, we consider a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software in most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services that are included with certain hardware products are considered distinct and therefore the hardware and service are treated as separate performance obligations.

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

Long-term Supply Arrangement - Verisure

We have entered into a Supply Agreement which includes product purchases, paid subscription services, and an option for Verisure S.à.r.l. (“Verisure”) to acquire development services by submitting a statement of work (“SOW”). Products sold come with a standard twelve months warranty. Verisure assumes responsibilities for all warranty claims, returns of products and certain technical support provided to the end users. We provide technical support for paid subscription services where Verisure cannot resolve the issue. Verisure is responsible for any marketing and promotion of our products and services sold in Europe. We concluded that we are acting as the principal in the Supply Agreement and determined that revenue should be presented gross.

Products are priced at a cost plus markup as specified in the Supply Agreement. The paid subscription services is billed based on the number of active cameras monthly and is priced at a cost plus markup specified in the Supply Agreement. The transaction price for products and paid subscription services is entirely variable because the consideration is dependent on the actual costs. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until we receive and accept the customer purchase order (“PO”). Each product with a valid PO is considered a single performance obligation.

NRE Arrangement - Verisure

The Supply Agreement also provides for certain development services under an SOW to Verisure (“NRE arrangement”), which Verisure pays non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services promised under the SOW are highly interdependent or interrelated inputs that produce a single combined output given the nature of such arrangements. The output (or work-in-progress of such output) typically has no alternative use to us given the customized nature of the arrangement and we have

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

enforceable rights given that the non-refundable milestone payments are prepayments in nature; control for NRE development services therefore transfers over time.

We determined that the most appropriate measure of progress for revenue recognition is the input method based on cost because we can reasonably estimate the total costs for the NRE, and the costs incurred reasonably reflect our efforts to satisfy the performance obligation. The NRE costs include labor, material, overhead as well as the use of outside services. The total estimated NRE costs are based on a combination of historical costs together with quotes from vendors for supplying parts or services towards the completion. Adjustments to cost and profit estimates are made periodically due to changes in scope of work, hours to complete and estimated profitability, including those arising from final contract settlements. These changes may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. If total NRE costs calculated upon completion in the current period are more than the estimated total costs at completion used to calculate revenue in a prior period, then the profits in the current period will be lower than if the estimated costs used in the prior period calculation were equal to the actual total costs upon completion.

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

Sales incentives

We accrue for sales incentives offered to our customers as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a contra revenue. As a consequence, we record a substantial portion of the channel marketing costs as a reduction of revenue.

We record estimated reductions to revenue for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future.

Shipping and handling costs

We include shipping and handling fees billed to customers in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where we give a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $3.4 million, $2.9 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Contract costs

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in operating expenses of sales and marketing and general and administrative on the consolidated statements of comprehensive loss. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

classified as non-current based on the original amortization period of over one year. There were no deferred commissions as of December 31, 2022 and 2021.

Contract balances

Contract assets are recorded as accounts receivable, net on the consolidated balance sheets when we have an unconditional right to consideration. Contract liabilities are recorded as deferred revenue on the consolidated balance sheets when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and customer billings in advance of revenue recognition from subscription contracts where we have unsatisfied performance obligations. Advance payments include prepayments for NRE services under the Supply Agreement with Verisure. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer. Performance obligations represent the transaction price allocated that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities.

Research and development

Costs incurred in the research and development of new products are expensed as incurred.

Software development costs

We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were $1.8 million for the year ended December 31, 2022. There was no capitalized development costs for the years ended 2021 and 2020.

We capitalize software development costs related to those software applications to be used solely to meet internal needs during the application development stage. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Costs capitalized for developing such software applications were not material as of December 31, 2022 and 2021.

Advertising costs

Advertising costs are expensed when incurred and included in sales and marketing on the consolidated statements of comprehensive loss. Total advertising costs were $27.1 million, $9.6 million and $12.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-based compensation

We measure stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units is measured on the grant date based on the closing fair market value of our common stock. We utilize a Monte Carlo pricing model customized to the specific provisions to value the market-based restricted stock units on the grant date. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between Arlo and Russell 2000 Index, risk-free interest rates, and dividend yield. Forfeitures are accounted for as they occur.

Our Employee Stock Purchase Plan (“ESPP”) is intended to provide employees with the opportunity to purchase our common stock through accumulated payroll deductions at the end of specified purchase period. Eligible employees may contribute up to 15% of compensation, subject to certain income limits, to purchase our common stock. The terms of the plan

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each purchasing period is generally six months. We determine the fair value using the Black-Scholes Model using various inputs, including its estimate of expected volatility, term, dividend yield and risk-free interest rate. The risk-free interest rate of the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

We recognize compensation costs for RSUs. stock options, and ESPP on a straight-line basis over the requisite service period of the award, usually the vesting period, which is generally four years for stock options and three to four years for RSUs. For performance-based RSUs, compensation costs associated with individual performance milestones is recognized over the period when the performance conditions achievement become probable. In addition, we evaluate the probability of achieving the performance conditions at the end of each reporting period and record the related stock-based compensation expense based on performance to date over the service period. For market-based RSUs, stock-based compensation expense is recognized ratably over the performance period subject to achievement of market conditions.

Foreign currency

Our functional currency is the U.S. dollar. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets and liabilities, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in other income, net on the consolidated statements comprehensive loss.

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

Segment Information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Income taxes

We record the provision for income taxes in the consolidated financial statements using the asset and liability method. Under this method, we recognize income tax liabilities or receivables for the current year. We also recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing the future taxable income on a jurisdictional basis, we consider the

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

effect of the transfer pricing policies on that income. We have recorded a valuation allowance against U.S. federal and state deferred tax assets and certain foreign tax attribute carryforwards since we do not anticipate to realize the benefits of these deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. As we expand internationally, we will face increased complexity in determining the appropriate tax jurisdictions for revenue and expense items. Our policy is to adjust these unrecognized tax benefits in the period when facts and circumstances change, such as the closing of a tax audit, the expiration of statute of limitation for a relevant taxing authority to examine a tax position, or when additional information becomes available. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the financial condition and operating results. The provision for income taxes includes the effects of any accruals that we believe are appropriate, as well as the related interest and penalties.

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of a U.S company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

Recent accounting pronouncements

Emerging Growth Company Status

As an emerging growth company (“EGC”), we may, under the Jumpstart Our Business Startups Act, delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. We did not make such an irrevocable election and have not delayed the adoption of any applicable accounting standards.

Accounting Pronouncements Recently Adopted

In 2022, we adopted Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”). The adoption of this guidance did not have a material impact on our financial statements and related disclosures.

Accounting Pronouncements Not Yet Effective

We have considered all recent accounting pronouncements issued, but not yet effective, and do not expect any to have a material effect on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3. Revenue

Contract Balances

The following table reflects the changes in contract balances for the years ended December 31, 2022 and 2021:

	Balance Sheet Location	December 31, 2022	December 31, 2021	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$65,960	$79,564	$(13,604)	(17.1)%
Contract liabilities - current	Deferred revenue	$11,291	$29,442	$(18,151)	(61.7)%
Contract liabilities - non-current	Other non-current liabilities	$212	$1,344	$(1,132)	(84.2)%

For the year ended December 31, 2022, compared to the previous year, accounts receivable, net decreased, primarily driven by the decrease in revenue in the fourth quarter of 2022, current portion of deferred revenue decreased, primarily due to utilization of Verisure prepayments for product purchases, Verisure NRE installment payments and recognition of prepaid service revenue, and non-current deferred revenue decreased due to the recognition of prepaid service revenue.

For the years ended December 31, 2022 and 2021, $29.4 million and $53.1 million, respectively, of the recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Refer to Note 4, Balance Sheet Components for further details of accounts receivable, net.

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied as of December 31, 2022

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$11,291	$202	$10	$11,503

During the five-year period commencing January 1, 2020, Verisure has an aggregate purchase commitment of $500.0 million. As of December 31, 2022, $336.7 million of the purchase commitment has been fulfilled with a backlog of $97.9 million.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue by geography.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Americas	$273,981	$271,182	$269,395
EMEA	196,465	134,232	61,832
APAC	19,968	29,723	25,927
Total	$490,414	$435,137	$357,154

Note 4. Balance Sheet Components

Short-term investments

	As of December 31, 2022				As of December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$29,849	$—	$(149)	$29,700	$—	$—	$—	$—

Accounts receivable, net

	As of December 31,
	2022	2021
	(In thousands)
Gross accounts receivable	$66,383	$79,901
Allowance for credit losses	(423)	(337)
Total	$65,960	$79,564

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at the beginning of the period	$337	$519	$609
Provision for (release of) expected credit losses	86	(182)	186
Amount recovered due to collection	—	—	(276)
Balance at the end of the period	$423	$337	$519

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

The components of property and equipment are as follows:

	As of December 31,
	2022	2021
	(In thousands)
Machinery and equipment	$12,696	$13,302
Software	15,606	13,928
Computer equipment	3,992	4,062
Leasehold improvements	4,657	4,922
Furniture and fixtures	2,554	2,404
Total property and equipment, gross	39,505	38,618
Accumulated depreciation	(32,169)	(29,023)
Total property and equipment, net (1)	$7,336	$9,595
_________________________
(1)    $1.7 million and $2.4 million property and equipment, net was included in the sublease arrangement for the San Jose office building as of December 31, 2022 and 2021, respectively.

Depreciation expense pertaining to property and equipment was $4.8 million, $5.9 million and $8.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Long-lived assets

During the second quarter of 2021, we evaluated our real estate lease portfolio in light of the COVID-19 pandemic and the changing nature of office space use by our workforce. This evaluation included the decision to sublease our office space in San Jose, California. This change in the circumstances for the San Jose office space use led management to test the recoverability of the carrying amount of the asset group related to the sublease. On May 25, 2021, the carrying amount of the asset group exceeded the anticipated undiscounted value of the sublease income over the sublease term. Accordingly, we reviewed our operating lease right-of-use assets and other lease related assets including leasehold improvements, furniture, fixtures and equipment under the sublease asset group for impairment in accordance with Accounting Standards Codification (“ASC”) 360 Property, Plant, and Equipment.

As a result of the evaluation, we recorded an impairment charge of $9.1 million, which included $6.8 million associated with operating lease right-of-use assets and $2.3 million associated with lease related property and equipment. The assets were written down to fair value as calculated using a discounted cash flow method (income approach) with unobservable inputs when are classified as Level 3 within the fair value hierarchy. The fair value of the asset group was determined by utilizing projected cash flows from the sublease, discounted by a risk-adjusted discount rate of 8.0% that reflects the level of risk associated with receiving future cash flows.

Goodwill

We have determined that there was no event occurred or circumstances changed during the year ended December 31, 2022 that would more likely than not reduce the fair value below the carrying amount. No goodwill impairment was recognized in the years ended December 31, 2022, 2021 and 2020 and the goodwill as of December 31, 2022 and 2021 was $11.0 million.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of December 31,
	2022	2021
	(In thousands)
Net deferred taxes assets	$1,384	$1,565
Sublease initial direct cost	777	1,471
Other	1,920	1,278
Total	$4,081	$4,314

Accrued liabilities

	As of December 31,
	2022	2021
	(In thousands)
Sales incentives	$35,681	$31,417
Sales returns	18,656	19,960
Accrued employee compensation	15,774	12,367
Cloud and other costs	11,154	10,759
Current operating lease liabilities	4,190	4,609
Professional services	3,703	2,505
Warranty obligations	1,174	1,330
Freight	1,050	8,086
Accrued restructuring charges	1,047	—
Other	6,426	6,356
Total	$98,855	$97,389

Other non-current liabilities

	As of December 31,
	2022	2021
	(In thousands)
Non-current deferred revenue	$212	$1,344
Non-current income taxes payable	77	94
Other	2,660	1,001
Total	$2,949	$2,439

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5. Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following tables summarize assets measured at fair value on a recurring basis:

	As of December 31
	2022	2021
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$12,614	$21,935
Cash equivalents: U.S. Treasuries (<90 days)	20,274	—
Available-for-sale securities: U.S. Treasuries (1)	29,700	—
Total	$62,588	$21,935
_________________________
(1)Included in short-term investments on the consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of December 31, 2022 and 2021, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount the asset may not be recoverable. For the year ended December 31, 2022, we have no assets or liabilities measured on a non-recurring basis. For the year ended December 31, 2021, in connection with the long-lived assets impairment analysis, we recorded an impairment charge of $9.1 million associated with our operating lease right-of-use assets and lease related property and equipment assets on a nonrecurring basis. Refer to Note 4, Balance Sheet Components, for further information about the impairment of our long-lived assets.

Note 6. Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. We expect the completion date to be in the third quarter of 2023 with the total estimated restructuring charges of $1.9 million.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The restructuring liabilities are included in accrued liabilities in the consolidated balance sheets. Restructuring activities for the year ended December 31, 2022 are as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance at the beginning of the period	$—	$—	$—	$—
Restructuring charges	1,805	798	928	79
Cash payments	(588)	(579)	—	(9)
Non-cash and other adjustments	48	—	63	(15)
Balance at the end of the period	$1,265	$219	$991	$55
Total costs incurred inception to date	$1,805	$798	$928	$79
Total expected expense to be incurred as of December 31, 2022	$137	$137	$—	$—

Note 7. Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of December 31, 2022, we had unused borrowing capacity of $22.2 million.

The obligations under the Credit Agreement are secured by substantially all of our domestic working capital assets, including accounts receivable, cash and cash equivalents, inventory, and other assets to the extent related to such working capital assets.

At our option, borrowings under the Credit Agreement will bear interest at a floating rate equal to: (i) the Bloomberg Short-Term Bank Yield Index rate plus the applicable rate of 2.0% to 2.5% determined based on our average daily availability for the prior fiscal quarter, or (ii) the base rate plus the applicable rate of 1.0% to 1.5% based on our average daily availability for the prior fiscal quarter. Among other fees, we are required to pay a monthly unused fee of 0.2% per annum on the amount by which the Lender’s aggregate commitment under the Credit Facility exceeds the average daily revolver usage during such month.

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (a) until we achieve a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of December 31, 2022, we are in compliance with all the covenants of the Credit Agreement.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

If an event of default under the Credit Agreement occurs, then the Lender may cease making advances under the Credit Agreement and declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if we file a bankruptcy petition, a bankruptcy petition is filed against us and is not dismissed or stayed within thirty days or we make a general assignment for the benefit of creditors, then any outstanding obligations under the Credit Agreement will automatically and without notice or demand become immediately due and payable.

No amounts had been drawn under the Credit Facility as of December 31, 2022.

Note 8. Commitments and Contingencies

Operating Leases

Our operating leases comprise offices, equipment, data centers, and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $7.1 million, $7.0 million, and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

On June 29, 2021, we entered into a sublease agreement with Vocera Communications, Inc. for approximately 78,000 rentable square feet of office space located at 3030 Orchard Parkway in San Jose, California. The initial term of the sublease commenced on February 1, 2022, and will expire on June 30, 2029, unless earlier terminated in accordance with the sublease. The sublease income was $2.0 million and $0.5 million as a reduction of lease expense for the years ended December 31, 2022 and 2021, respectively.

Supplemental cash flow information related to operating leases was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,375	$6,497	$5,991
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$3,470	$1,646	$461

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term	5.1 years	6.1 years
Weighted average discount rate	5.69%	5.77%

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of December 31, 2022 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2023	$5,394	$(1,891)	$3,503
2024	5,119	(1,947)	3,172
2025	3,894	(2,006)	1,888
2026	4,008	(2,066)	1,942
2027	3,986	(2,322)	1,664
Thereafter	5,130	(3,620)	1,510
Total future lease payments	$27,531	$(13,852)	$13,679
Less: interest	(4,062)
Present value of future minimum lease payments	$23,469

Accrued liabilities	$4,190
Non-current operating lease liabilities	19,279
Total lease liabilities	$23,469

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2022, we have approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2022, we have approximately $44.3 million in non-cancelable purchase commitments with suppliers.

As of December 31, 2022, a further $14.8 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been significant relative to the original order value. As of December 31, 2022, the loss liability from committed purchases was not material.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at the beginning of the period	$1,330	$2,451	$3,169
Provision for (release of) warranty obligations	145	(655)	—
Settlements	(301)	(466)	(718)
Balance at the end of the period	$1,174	$1,330	$2,451

Litigation and Other Legal Matters

We are involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within general and administrative expenses. We monitor developments in these legal matters that could affect the estimate we had previously accrued. In relation to such matters, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

Securities Class Action Lawsuits and Derivative Suit

On December 11, 2018, purported stockholders of Arlo Technologies, Inc. filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara (the “State Action”), and one complaint in the U.S. District Court for the Northern District of California (the “Federal Action”) against us and certain of its executives and directors. The plaintiffs in the State Action allege that we failed to adequately disclose quality control problems and adverse sales trends ahead of our initial public offering (the “IPO”), violating the Securities Act of 1933, as amended (the “Securities Act”). The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO. In the Federal Action, the court appointed a shareholder named Matis Nayman as lead plaintiff. Lead plaintiff alleged violations of the Securities Act and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about our sales trends and products. In the amended complaint, lead plaintiff sought to represent a class of persons who purchased or otherwise acquired our common stock (i) during the period between August 3, 2018 through December 3, 2018 and/or (ii) pursuant to or traceable to the IPO. Lead plaintiff sought class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees, and other further relief as the court may deem just and proper.

On August 6, 2019, defendants filed a motion to dismiss. The federal court granted that motion, and lead plaintiff filed an amended complaint. On June 12, 2020, lead plaintiff filed an unopposed motion for preliminary approval of a class action settlement for $1.25 million, which was also the amount that we had accrued for loss contingency. In October 2020, we made a $1.25 million payment to an escrow account administered by the court and plaintiff’s counsel (the “Settlement

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fund”). The Settlement Fund was deemed to be in the custody of the court and remained subject to the jurisdiction of the court until such time as the Settlement Fund was distributed pursuant to the settlement agreement and/or further order of the court.

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

In the State Action, on May 5, 2021, the court held a status conference and instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their amended complaint, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019. On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal is pending before the California Court of Appeal, Sixth Appellate District. Plaintiffs-Appellants filed their opening brief on May 20, 2022. Defendants-Respondents filed their responding brief on August 18, 2022, and Plaintiffs-Appellants filed their reply brief on September 7, 2022. The oral arguments on the appeal originally set for February 16, 2023 were postponed and have not yet been rescheduled.

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of us against the majority of our current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. On August 23, 2021, plaintiff filed a second amended complaint. Defendants moved to dismiss the second amended complaint on December 17, 2021. Plaintiff filed his opposition on January 31, 2022, and defendants filed their reply on March 2, 2022. On July 28, 2022, the Court heard defendants’ motion to dismiss. At the hearing, the Court informed the parties that it was inclined to grant defendants’ motion to dismiss for lack of jurisdiction, and the Court’s corresponding written order dismissing the case followed on August 8, 2022.

Skybell Technologies, Inc. v. Arlo Technologies, Inc.

On December 18, 2020, Skybell Technologies, Inc., SB IP Holdings, LLC, and Eyetalk365, LLC (collectively, “Skybell”) filed a Section 337 complaint against us, Vivint Smart Home, Inc. and SimpliSafe, Inc. (collectively “Respondents”) at the U.S. International Trade Commission (“ITC”). The action alleges that our cameras and video doorbell cameras infringe certain patents (the “Asserted Patents”).

On September 15, 2021, the Administrative Law Judge (“ALJ”) hearing the case at the ITC issued an Initial Determination (“ID”) ruling that all the Asserted Patents are invalid.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Skybell appealed the ID by submitting its Petition for Review to the ITC on September 27, 2021, and the Respondents submitted their Response to the Petition to Review on October 4, 2021. On November 10, 2021, The ITC affirmed the ALJ’s ruling and did not grant any review of the ID, meaning that there is no trial on the ITC docket since there are no valid patents remaining, and the case is concluded at the ITC level. On January 9, 2022, Skybell filed its Notice of Appeal to the Federal Circuit to appeal the ITC’s rulings invalidating the Asserted Patents. On June 23, 2022, Skybell and the Respondents stipulated to the dismissal of the Skybell’s appeal, and on June 27, 2022, the Federal Circuit correspondingly dismissed the appeal. There was no material financial impact to us resulting from this litigation matter.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of its board of directors and certain of its executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2022 and 2021, there has not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

Note 9. Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 plan are generally three to four years. As of December 31, 2022, approximately 4.2 million shares are available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

During the years ended December 31, 2022 and 2021, the Compensation Committee of the Board of Directors (the “Committee”) unanimously approved amendments to the 2018 Plan to, among other things, reserve an additional 3,000,000 shares and 1,500,000, respectively, of our common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 303A.08 of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Rule 303A.08”). The 2018 Plan was amended by the Committee without stockholder approval pursuant to Rule 303A.08.

On January 21, 2022, we registered an aggregate of up to 4,222,270 shares of common stock on a Registration Statement on Form S-8, including 3,377,816 shares issuable pursuant to the 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan and 844,454 shares issuable pursuant to the Employee Stock Purchase Plan (“ESPP”) that were automatically added to the shares authorized for issuance on January 1, 2022, both pursuant to an “evergreen” provision contained in the respective plans.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for grants as of December 31, 2022:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2021	2,509
Additional authorized shares	6,378
Granted	(9,758)
Forfeited/ cancelled	2,753
Shares traded for taxes	2,331
Shares available for grants as of December 31, 2022	4,213

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. As of December 31, 2022, approximately 1.6 million shares were available for issuance under the ESPP. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP.

	ESPP
	2022	2021	2020
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	3.29%	0.07%	0.84%
Expected volatility	69.2%	63.8%	102.0%

Option Activity

Stock option activity during the year ended of December 31, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2021	2,574	$10.55
Granted	—	—
Exercised	(209)	6.81
Forfeited/ cancelled	(3)	16.00
Expired	(280)	15.57
Outstanding as of December 31, 2022	2,082	$10.24	3.82	$—
Vested and expected to vest	2,082	$10.24	3.82	$—
Exercisable Options as of December 31, 2022	2,082	$10.24	3.82	$—

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Total intrinsic value of options exercised	$0.9	$2.2	$0.2
Total fair value of options vested	$2.3	$2.6	$1.0

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity, excluding PSU activity, during the year ended of December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2021	10,080	$5.73
Granted	6,811	7.23
Vested	(5,316)	6.39
Forfeited	(2,088)	6.11
Outstanding as of December 31, 2022	9,487	$6.36	1.46	$33,299

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$41.4	$36.4	$13.0
Total fair value of RSUs vested (the grant date fair value)	$34.0	$31.3	$22.2
RSU granted weighted-average fair value per share	$7.23	$7.32	$3.03

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PSU Activity

During the years ended December 31, 2022 and 2021, our executive officers were granted performance-based awards with vesting occurring at the end of a three or five-year period if performance conditions or market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance or market conditions and record the related stock-based compensation expense based on the achievement over the service period.

PSU activity during the year ended of December 31, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2021	2,106	$5.39
Granted	2,952	6.52
Vested	(631)	4.27
Forfeited	(386)	7.18
Outstanding as of December 31, 2022	4,041	$6.22	1.12	$14,184

	Year Ended December 31,
	2022	2021	2020
	(In millions, except per share data)
Total intrinsic value of PSUs vested (the release date fair value)	$4.8	$1.4	$—
Total fair value of PSUs vested (the grant date fair value)	$2.7	$0.6	$—
PSU granted weighted-average fair value per share	$6.52	$6.74	$3.43

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cost of revenue	$4,841	$3,917	$2,961
Research and development	12,317	10,865	9,055
Sales and marketing	6,290	5,392	4,106
General and administrative	25,028	17,856	19,125
Total	$48,476	$38,030	$35,247

As of December 31, 2022, there was no unrecognized compensation cost related to stock options. Approximately $74.1 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.9 years as of December 31, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

401(K) Plan

We have a 401(K) Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 50% of contributions for employees up to a maximum of $2,000 in employee contributions per fiscal year. During the years ended December 31, 2022, 2021 and 2020, we recognized expense of approximately $1.1 million, $1.1 million and $0.9 million, respectively.

Note 10. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
United States	$(60,374)	$(59,370)	$(104,551)
International	4,723	4,018	3,925
Total	$(55,651)	$(55,352)	$(100,626)

Provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current:
U.S. Federal	$166	$—	$—
State	87	21	84
Foreign	601	989	438
	854	1,010	522
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	121	(333)	103
	121	(333)	103
Total	$975	$677	$625

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The effective tax rate differed from the U.S. federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Tax benefit at U.S. federal income tax rate	21.0%	21.0%	21.0%
State tax benefit, net of federal benefit	1.9%	2.9%	4.4%
Impact of international operations	1.3%	1.3%	0.8%
U.S. taxes on foreign entities	—%	(3.9)%	2.5%
Stock-based compensation	(7.3)%	(3.0)%	(4.2)%
U.S. federal tax credits	3.7%	1.6%	1.6%
Change in valuation allowance	(21.8)%	(20.3)%	(26.4)%
Non-deductible transaction costs	(0.1)%	(0.6)%	(0.1)%
Other	(0.5)%	(0.2)%	(0.2)%
Provision for income taxes	(1.8)%	(1.2)%	(0.6)%

The significant components of net deferred tax assets consisted of the following:

	As of December 31,
	2022	2021
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$11,330	$10,369
Net operating loss carryforwards	22,622	26,236
Stock-based compensation	3,527	3,956
Lease liabilities	5,706	6,170
Deferred revenue	409	1,763
Tax credit carryforwards	11,510	8,100
Depreciation and amortization	3,307	3,989
Capitalized research and development expenses	40,016	26,186
Total deferred tax assets	98,427	86,769
Deferred Tax Liabilities:
Operating lease right-of-use assets	(3,174)	(3,462)
Total deferred tax liabilities	(3,174)	(3,462)
Valuation Allowance	(93,869)	(81,742)
Net deferred tax assets	$1,384	$1,565

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at the beginning of the period	$81,742	$70,496	$43,917
Additions (1)	16,798	11,246	26,579
Deductions (2)	(4,671)	—	—
Balance at the end of the period	$93,869	$81,742	$70,496
________________________
(1)    Additions are primarily increases in tax attribute carryforwards and capitalized expenditures for income tax purposes.
(2)     Deductions present the utilization of U.S. federal and state net operating losses and tax credit attributes.

Realization of the deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We do not anticipate to realize the net U.S. federal and state deferred tax assets and certain foreign tax attributes, which have been fully offset by a valuation allowance. As of December 31, 2022 and 2021, the valuation allowance was $93.9 million and $81.7 million, respectively.

The utilization of net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of portions of the net operating loss and tax credit carryforwards before utilization.

As of December 31, 2022, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal (1)	$8,642	2031
U.S. federal (1)(2)	82,547	Indefinite
California	28,924	2028
Other states	32,366	2023
_________________________
(1)All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382.
(2)All of the losses are subject to usage limitation of 80% of taxable income in a year when the losses will be utilized.

As of December 31, 2022, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal	$6,502	2039
California	6,396	Indefinite
Foreign	2,302	2041

As of December 31, 2022, withholding taxes and state income taxes expected to be incurred on the foreign subsidiaries’ earnings that are not indefinitely reinvested are immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at the beginning of the period	$1,736	$1,355	$704
Additions for tax positions taken during the current year	765	444	503
Additions (reductions) for tax positions taken during a prior year	275	(58)	148
Reductions as a result of a lapse of the applicable statute of limitations	(13)	(5)	—
Balance at the end of the period	$2,763	$1,736	$1,355

The total amount of unrecognized tax benefits, including immaterial interest and penalties, was $2.8 million and $1.7 million as of December 31, 2022 and 2021, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.

We file income tax returns in the U.S. and numerous foreign jurisdictions. We are subject to income tax examinations by taxing authorities globally for years ending or after December 31, 2018. As a result of the spin-off of Arlo from NETGEAR in 2018, Arlo filed the consolidated U.S. federal and various combined state income tax returns with NETGEAR for the calendar year ended December 31, 2018. The IRS has examined NETGEAR’s U.S. federal income tax return for the calendar year of 2018 and such examination was closed in 2022 without any adjustments. In addition, the California Franchise Tax Board began an examination of NETGEAR’s 2018 tax year. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that the estimate has adequately reflected these matters. However, the future results may include adjustments to estimates in the period the audits will be resolved, which may impact the effective tax rate. We don't expect a significant change in unrecognized tax benefits within the next twelve months.

Note 11. Net Loss Per Share

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except for per share data)
Numerator:
Net loss	$(56,626)	$(56,029)	$(101,251)
Denominator:
Weighted average common shares - basic	87,173	82,688	78,084
Potentially dilutive common shares	—	—	—
Weighted average common shares - dilutive	87,173	82,688	78,084

Basic net loss per share	$(0.65)	$(0.68)	$(1.30)
Diluted net loss per share	$(0.65)	$(0.68)	$(1.30)

Anti-dilutive employee stock-based awards, excluded	5,451	5,041	5,623

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Segment and Geographic Information

Segment Information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

Geographic Information for Revenue

Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and device location for service sales. The following table presents revenue by geography. For comparative purposes, amounts in prior periods have been recast.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
United States	$268,435	$265,844	$259,023
Spain	135,896	83,779	5,385
Ireland	44,287	40,877	49,437
Other countries	41,796	44,637	43,309
Total	$490,414	$435,137	$357,154

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geography. For comparative purposes, amounts in prior periods have been recast.

	As of December 31,
	2022	2021
	(In thousands)
United States	$17,762	$19,587
Other countries	2,383	4,822
Total	$20,145	$24,409

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures are, in design and operation, effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our EGC status and is exempted from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the sections headed “Election of Directors,” “Continuing Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information About Our Executive Officers.”.

We have adopted a Code of Ethics that applies to our Chief Executive Officer and senior financial officers, including our Chief Financial Officer, as required by the SEC. The current version of our Code of Ethics can be found on our Internet site at http://www.arlo.com. Additional information required by this Item regarding our Code of Ethics is incorporated by reference to the information contained in the section captioned “Code of Business Conduct and Ethics” in our Proxy Statement.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at http://www.arlo.com within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the sections headed “Compensation and Human Capital Committee” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the section headed “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the sections headed “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the section headed “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements.

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

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.	10-K	2/26/2021	4.2
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc. dated as of June 28, 2018	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.14 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.15	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.16 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.23
10.17 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019, as amended on June 23, 2020, November 1, 2021, and December 1, 2021	10-K	3/2/2022	10.23
10.18 *	Confirmatory Employment Letter with Gordon Mattingly	10-Q	8/6/2020	10.2
10.19 *	Form of Change in Control and Severance Agreement for non-CEO Executive Officers	10-Q	8/6/2020	10.3
10.20 *	Non-Employee Director Compensation Policy	10-K	2/26/2021	10.30
10.21	Sublease, by and between Arlo Technologies, Inc. and Vocera Communications, Inc., dated as of May 25, 2021	10-Q	8/5/2021	10.1
10.22 *	Performance Stock Unit Award under 2018 Equity Incentive Plan to Matthew McRae, dated September 9, 2021	10-Q	11/10/2021	10.2
10.23	Loan and Security Agreement, by and between Arlo Technologies, Inc. and Bank of America, N.A. dated as of October 27, 2021	10-K	3/2/2022	10.31
10.24 *	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.1
10.25 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.2
10.26 *	Performance Stock Unit Award under 2018 Equity Incentive Plan	10-Q	5/11/2022	10.3
10.27 *	Form of Notice of Stock Option Grant (Change in Control)	10-Q	11/9/2022	10.1
10.28 *	Form of Notice of Stock Option Grant (Global)	10-Q	11/9/2022	10.2

10.29 *	Form of Notice of Grant of Restricted Stock Units (Standard)	10-Q	11/9/2022	10.3
10.30 *	Form of Notice of Grant of NEO Service and Performance-Based Stock Option (IPO Grant)	10-Q	11/9/2022	10.4
10.31 *	Form of Notice of Grant of Restricted Stock Units (Non-Employee Director)	10-Q	11/9/2022	10.5
10.32 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (Cash Balance)	10-Q	11/9/2022	10.6
10.33 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (TSR)	10-Q	11/9/2022	10.7
10.34 *	Employment Offer Letter with Kurt Binder, dated August 23, 2022	8-K	8/26/2022	10.1
10.35 *	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended	8-K	8/26/2022	10.2
10.36 *	Form of Retention Agreement	10-Q	11/9/2022	10.10
10.37 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Retention Agreement)	10-Q	11/9/2022	10.11
10.38 *	Form of Notice of Grant of Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.12
10.39 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.13
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

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

/s/ KURTIS BINDER
Kurtis Binder
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 7, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew McRae and Kurtis Binder, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	March 7, 2023
Matthew McRae	(Principal Executive Officer)

/s/ KURTIS BINDER	Chief Financial Officer	March 7, 2023
Kurtis Binder	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	March 7, 2023
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	March 7, 2023
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	March 7, 2023
Ralph E. Faison

/s/ CATRIONA FALLON	Director	March 7, 2023
Catriona Fallon

/s/ AMY ROTHSTEIN	Director	March 7, 2023
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	March 7, 2023
Grady K. Summers