Form 10-Q
period 2023-04-02
Arlo Technologies, Inc.
filed 2023-05-11
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 91,841,900 as of May 5, 2023.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended April 2, 2023

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	April 2, 2023	December 31, 2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,970	$84,024
Short-term investments	51,703	29,700
Accounts receivable, net	52,837	65,960
Inventories	39,922	46,554
Prepaid expenses and other current assets	7,415	6,544
Total current assets	218,847	232,782
Property and equipment, net	7,055	7,336
Operating lease right-of-use assets, net	11,985	12,809
Goodwill	11,038	11,038
Restricted cash	4,175	4,155
Other non-current assets	3,983	4,081
Total assets	$257,083	$272,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,031	$52,132
Deferred revenue	15,175	11,291
Accrued liabilities	88,216	98,855
Total current liabilities	149,422	162,278
Non-current operating lease liabilities	18,168	19,279
Other non-current liabilities	3,242	2,949
Total liabilities	170,832	184,506
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 90,785,158 at April 2, 2023 and 88,887,139 at December 31, 2022	91	89
Additional paid-in capital	445,809	433,138
Accumulated other comprehensive income (loss)	21	(107)
Accumulated deficit	(359,670)	(345,425)
Total stockholders’ equity	86,251	87,695
Total liabilities and stockholders’ equity	$257,083	$272,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands, except per share data)
Revenue:
Products	$67,060	$94,825
Services	43,944	29,926
Total revenue	111,004	124,751
Cost of revenue:
Products	64,041	80,777
Services	11,746	10,399
Total cost of revenue	75,787	91,176
Gross profit	35,217	33,575

Operating expenses:
Research and development	17,750	16,379
Sales and marketing	15,353	13,168
General and administrative	15,622	12,621
Others	632	79
Total operating expenses	49,357	42,247

Loss from operations	(14,140)	(8,672)
Interest income (expense), net	726	(5)
Other income (expense), net	(39)	411
Loss before income taxes	(13,453)	(8,266)
Provision for income taxes	792	213
Net loss	$(14,245)	$(8,479)

Net loss per share:
Basic	$(0.16)	$(0.10)
Diluted	$(0.16)	$(0.10)
Weighted average shares used to compute net loss per share:
Basic	89,653	85,222
Diluted	89,653	85,222

Comprehensive loss:
Net loss	$(14,245)	$(8,479)
Other comprehensive income (loss), net of tax	128	(46)
Total comprehensive loss	$(14,117)	$(8,525)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Total stockholders’ equity, beginning balances	$87,695	$112,652

Common stock:
Beginning balances	$89	$84
Issuance of common stock under stock-based compensation plans	3	3
Restricted stock unit withholdings	(1)	(1)
Ending balances	$91	$86

Additional paid-in capital:
Beginning balances	$433,138	$401,367
Stock-based compensation expense	10,270	8,183
Settlement of liability classified restricted stock units	6,739	4,966
Issuance of common stock under stock-based compensation plans	355	1,385
Restricted stock unit withholdings	(4,693)	(6,659)
Ending balances	$445,809	$409,242

Accumulated deficit:
Beginning balances	$(345,425)	$(288,799)
Net loss	(14,245)	(8,479)
Ending balances	$(359,670)	$(297,278)

Accumulated other comprehensive income (loss):
Beginning balances	$(107)	$—
Other comprehensive income (loss), net of tax	128	(46)
Ending balances	$21	$(46)

Total stockholders’ equity, ending balances	$86,251	$112,004

Common stock shares:
Beginning balances	88,887	84,453
Issuance of common stock under stock-based compensation plans	3,165	2,127
Restricted stock unit withholdings	(1,267)	(745)
Ending balances	90,785	85,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,245)	$(8,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,591	9,589
Depreciation and amortization	1,149	1,302
Allowance for credit losses and inventory reserves	198	(135)
Deferred income taxes	127	(9)
Others	(124)	28
Changes in assets and liabilities:
Accounts receivable, net	13,216	1,508
Inventories	6,341	1,490
Prepaid expenses and other assets	(900)	556
Accounts payable	(6,093)	(15,676)
Deferred revenue	3,785	(13,411)
Accrued and other liabilities	(7,716)	(1,320)
Net cash provided by (used in) operating activities	10,329	(24,557)
Cash flows from investing activities:
Purchases of property and equipment	(923)	(298)
Purchases of short-term investments	(36,755)	(44,640)
Proceeds from maturities of short-term investments	15,006	—
Net cash used in investing activities	(22,672)	(44,938)
Cash flows from financing activities:
Proceeds related to employee benefit plans	3	1,388
Restricted stock unit withholdings	(4,694)	(6,660)
Net cash used in financing activities	(4,691)	(5,272)
Net decrease in cash, cash equivalents, and restricted cash	(17,034)	(74,767)
Cash, cash equivalents, and restricted cash, at beginning of period	88,179	179,856
Cash, cash equivalents, and restricted cash, at end of period	$71,145	$105,089
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$66,970	$100,975
Restricted cash	4,175	4,114
Total cash, cash equivalents, and restricted cash	$71,145	$105,089
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$894	$310

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

Basis of Presentation

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of Arlo and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended April 2, 2023 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to such policies during the three months ended April 2, 2023.

Emerging Growth Company Status

As an emerging growth company (“EGC”), we may, under the Jumpstart Our Business Startups Act, delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, unless we otherwise irrevocably elect not to avail ourselves of this exemption. We did not make such an irrevocable election and have not delayed the adoption of any applicable accounting standards. We will no longer qualify as an EGC on December 31, 2023. Accordingly, our Annual Report on Form 10-K for the year ending December 31, 2023 will include an attestation report of our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the three months ended April 2, 2023.

Accounting Pronouncements Not Yet Effective

We have considered all recent accounting pronouncements issued, but not yet effective, and do not expect any to have a material effect on our financial statements and related disclosures.

Note 3.    Revenue

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied as of April 2, 2023:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$18,764	$110	$5	$18,879

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the three months ended April 2, 2023 and April 3, 2022, $41.2 million and $25.8 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $38.4 million and $27.5 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. Approximately $8.4 million and $9.0 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

During the five-year period that commenced on January 1, 2020, Verisure Sàrl (“Verisure”) has an aggregate purchase commitment of $500.0 million. As of April 2, 2023, $378.9 million of the purchase commitment has been fulfilled with a backlog of $25.9 million.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue by geography.

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Americas	$56,632	$68,466
EMEA	48,472	49,975
APAC	5,900	6,310
Total	$111,004	$124,751

Note 4.    Balance Sheet Components

Short-term investments

	As of April 2, 2023				As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$51,730	$—	$(27)	$51,703	$29,849	$—	$(149)	$29,700

Accounts receivable, net

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
Gross accounts receivable	$53,166	$66,383
Allowance for credit losses	(329)	(423)
Total	$52,837	$65,960

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Balance at the beginning of the period	$423	$337
Provision for (release of) expected credit losses	(94)	2
Balance at the end of the period	$329	$339

Property and equipment, net

The components of property and equipment are as follows:

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
Machinery and equipment	$13,526	$12,696
Software	15,635	15,606
Computer equipment	3,938	3,992
Leasehold improvements	4,661	4,657
Furniture and fixtures	2,553	2,554
Total property and equipment, gross	40,313	39,505
Accumulated depreciation	(33,258)	(32,169)
Total property and equipment, net (1)	$7,055	$7,336
_________________________
(1)    $1.5 million and $1.7 million property and equipment, net, was included in the sublease arrangement for the San Jose office building as of April 2, 2023 and December 31, 2022, respectively.

Depreciation expense pertaining to property and equipment was $1.1 million and $1.3 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the three months ended April 2, 2023 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the three months ended April 2, 2023 and the goodwill balance was $11.0 million as of April 2, 2023 and December 31, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other non-current assets

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
Deferred income taxes	$1,256	$1,384
Sublease initial direct cost and adjustments	928	777
Other	1,799	1,920
Total	$3,983	$4,081

Accrued liabilities

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
Sales incentives	$33,943	$36,271
Sales returns	15,000	18,656
Compensation	15,134	15,556
Cloud and other costs	7,196	11,154
Operating lease liabilities	3,880	4,190
Professional services	3,148	3,703
Income taxes payable	2,034	961
Warranty obligations	1,119	1,174
Freight cost	989	1,050
Service cost	907	806
Restructuring charges	749	1,265
Other	4,117	4,069
Total	$88,216	$98,855

Other non-current liabilities

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
Non-current service cost	$1,196	$1,259
Non-current compensation	994	616
Non-current deferred revenue	114	212
Non-current income taxes payable	77	77
Other	861	785
Total	$3,242	$2,949

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

Fair Value Measurements - Recurring Basis

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$1,450	$12,614
Cash equivalents: U.S. Treasuries (<90 days)	10,174	20,274
Available-for-sale securities: U.S. Treasuries (1)	51,703	29,700
Total	$63,327	$62,588
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of April 2, 2023 and December 31, 2022, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

Fair Value Measurements - Nonrecurring Basis

We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the three months ended April 2, 2023 and April 3, 2022, we had no assets or liabilities measured on a nonrecurring basis.

Note 6.     Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. We expect the completion date to be in the third quarter of 2023 with the total estimated restructuring charges of $2.1 million.

The restructuring liabilities are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Restructuring activities for the three months ended April 2, 2023 are as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance at the beginning of the period	$1,265	$219	$991	$55
Restructuring charges	276	248	28	—
Cash payments	(792)	(440)	(333)	(19)
Non-cash and other adjustments	—	—	—	—
Balance at the end of the period	$749	$27	$686	$36
Total costs incurred inception to date	$2,081	$1,046	$956	$79

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of April 2, 2023, we had unused borrowing capacity of $8.4 million.

Our obligations under the Credit Agreement are secured by substantially all of our domestic working capital assets, including accounts receivable, cash and cash equivalents, inventory, and other assets to the extent related to such working capital assets.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (a) until we achieve a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of April 2, 2023, we were in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of April 2, 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.     Commitments and Contingencies

Operating Leases

Our operating leases comprise offices, equipment, data centers and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.5 million and $1.8 million for the three months ended April 2, 2023 and April 3, 2022, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.5 million for each of the three months ended April 2, 2023 and April 3, 2022.

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,889	$2,036
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$18

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of
	April 2, 2023	December 31, 2022
Weighted average remaining lease term	4.9 years	5.1 years
Weighted average discount rate	5.78%	5.69%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of April 2, 2023 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2023 (Remaining nine months)	$3,657	$(1,551)	$2,106
2024	5,251	(1,947)	3,304
2025	3,897	(2,006)	1,891
2026	4,011	(2,066)	1,945
2027	3,986	(2,322)	1,664
Thereafter	5,130	(3,620)	1,510
Total future lease payments	25,932	$(13,512)	$12,420
Less: interest	(3,884)
Present value of future minimum lease payments	$22,048

Accrued liabilities	$3,880
Non-current operating lease liabilities	18,168
Total lease liabilities	$22,048

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of April 2, 2023, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of April 2, 2023, we had approximately $36.6 million in non-cancelable purchase commitments with suppliers.

As of April 2, 2023, an additional $24.2 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been significant relative to the original order value. As of April 2, 2023, the loss liability from committed purchases was not material.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Balance at the beginning of the period	$1,174	$1,330
Provision for warranty obligations	15	79
Settlements	(70)	(79)
Balance at the end of the period	$1,119	$1,330

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

Securities Class Action Lawsuits and Derivative Suit

On December 11, 2018, purported stockholders of Arlo filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara (the “State Action”), and one complaint in the U.S. District Court for the Northern District of California (the “Federal Action”) against us and certain of our executives and directors. The plaintiffs in the State Action allege that we failed to adequately disclose quality control problems and adverse sales trends ahead of our initial public offering (the “IPO”), violating the Securities Act of 1933, as amended (the “Securities Act”). The complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO. In the Federal Action, the court appointed a shareholder named Matis Nayman as lead plaintiff. Lead plaintiff alleged violations of the Securities Act and the Securities Exchange Act of 1934, as amended, based on alleged materially false and misleading statements about our sales trends and products. In the amended complaint, lead plaintiff sought to represent a class of persons who purchased or otherwise acquired our common stock (i) during the period between August 3, 2018 through December 3, 2018 and/or (ii) pursuant to or traceable to the IPO. Lead plaintiff sought class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees, and other further relief as the court may deem just and proper.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

In the State Action, on May 5, 2021, the court held a status conference and instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their amended complaint, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019. On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal occurred before the California Court of Appeal, Sixth Appellate District. Plaintiffs-Appellants filed their opening brief on May 20, 2022. Defendants-Respondents filed their responding brief on August 18, 2022, and Plaintiffs-Appellants filed their reply brief on September 7, 2022. On April 13, 2023, the court heard oral argument on the appeal and the case was submitted. On May 5, 2023, the Court of Appeal affirmed by written order the trial court’s dismissal of the State Action based on the federal forum provision in Arlo’s certificate of incorporation and awarded costs to Arlo.

Leonard R. Pinto v. Arlo Technologies, Inc., et al.

In addition to the State Action and the Federal Action, a purported stockholder named Leonard Pinto filed a tagalong derivative action on June 13, 2019 in the U.S. District Court for the Northern District of California, captioned Pinto v. Arlo Technologies, Inc. et al., No. 19-CV-03354 (the “Derivative Action”). The Derivative Action is brought on behalf of Arlo against the majority of our current directors. The complaint is based on the same alleged misconduct as the securities class actions but asserts claims for breach of fiduciary duty, waste of corporate assets, and violation of the Securities Exchange Act of 1934, as amended. On August 20, 2019, the court stayed the Derivative Action in deference to the Federal Action. On April 8, 2021, because it had granted final approval of the settlement in the Federal Action, the court lifted the stay in the Derivative Action and asked the parties to file a joint status report by April 22, 2021. In their status report, the parties stipulated to a schedule for plaintiff to file an amended complaint and for the parties to brief a motion to dismiss. Plaintiff filed his amended complaint on May 24, 2021. Defendants moved to dismiss the amended complaint on July 9, 2021. On August 23, 2021, plaintiff filed a second amended complaint. Defendants moved to dismiss the second amended complaint on December 17, 2021. Plaintiff filed his opposition on January 31, 2022, and defendants filed their reply on March 2, 2022. On July 28, 2022, the Court heard defendants’ motion to dismiss. At the hearing, the Court informed the parties that it was inclined to grant defendants’ motion to dismiss for lack of jurisdiction, and the Court’s corresponding written order dismissing the case followed on August 8, 2022. The Derivative Action is now closed.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of April 2, 2023 and December 31, 2022, we have not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

Note 9.     Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to four years. As of April 2, 2023, approximately 3.7 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

On January 20, 2023, we registered an aggregate of up to 4,444,072 shares of common stock on a Registration Statement on Form S-8, including 3,555,258 shares issuable pursuant to the 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan and 888,814 shares issuable pursuant to the Employee Stock Purchase Plan (“ESPP”) that were automatically added to the shares authorized for issuance on January 1, 2023, both pursuant to an “evergreen” provision contained in the respective plans.

The following table sets forth the available shares for grants as of April 2, 2023:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2022	4,213
Additional authorized shares	3,555
Granted	(5,701)
Forfeited / cancelled	356
Shares traded for taxes	1,267
Shares available for grants as of April 2, 2023	3,690

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. As of April 2, 2023, 2.4 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the three months ended April 2, 2023 was as follows:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	2,082	$10.24
Granted	—	$—
Exercised	—	$—
Forfeited / cancelled	—	$—
Expired	(12)	$7.55
Outstanding as of April 2, 2023	2,070	$10.26
Vested and expected to vest as of April 2, 2023	2,070	$10.26
Exercisable Options as of April 2, 2023	2,070	$10.26

RSU Activity

RSU activity, excluding PSU activity, during the three months ended April 2, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	9,487	$6.36
Granted	4,583	$3.66
Vested	(3,072)	$5.17
Forfeited	(342)	$6.43
Outstanding as of April 2, 2023	10,656	$5.54

PSU Activity

During the three months ended April 2, 2023 and April 3, 2022, our executive officers and other senior employees were granted performance-based awards with vesting occurring at the end of a three or five-year period if performance conditions or market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance or market conditions and record the related stock-based compensation expense based on the achievement over the service period.

PSU activity during the three months ended April 2, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	4,041	$6.22
Granted	1,120	$3.75
Vested	(94)	$7.71
Forfeited	(3)	$8.28
Outstanding as of April 2, 2023	5,064	$5.64

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Cost of revenue	$860	$910
Research and development	3,911	2,302
Sales and marketing	1,722	1,380
General and administrative	8,098	4,997
Total	$14,591	$9,589

As of April 2, 2023, there was no unrecognized compensation cost related to stock options. Approximately $75.5 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.9 years as of April 2, 2023.

Note 10.     Income Taxes

The provision for income taxes for the three months ended April 2, 2023 was $0.8 million, or an effective tax rate of (5.9)%. The provision for income taxes for the three months ended April 3, 2022 was $0.2 million, or an effective tax rate of (2.6)%. During the three months ended April 2, 2023 and April 3, 2022, we sustained U.S. book losses. Consistent with the prior year, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. Provision for income taxes increased for the three months ended April 2, 2023, compared to the prior year period, primarily due to higher U.S. earnings and also the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses.

Note 11.     Net Loss Per Share

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands, except per share data)
Numerator:
Net loss	$(14,245)	$(8,479)
Denominator:
Weighted average common shares - basic	89,653	85,222
Potentially dilutive common shares	—	—
Weighted average common shares - dilutive	89,653	85,222

Basic net loss per share	$(0.16)	$(0.10)
Diluted net loss per share	$(0.16)	$(0.10)

Anti-dilutive employee stock-based awards, excluded	7,859	1,031

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

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
United States	$55,843	$65,237
Spain	38,571	24,568
Ireland	4,879	22,087
Other countries	11,711	12,859
Total	$111,004	$124,751

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geography.

	As of
	April 2, 2023	December 31, 2022
	(In thousands)
United States	$16,262	$17,762
Other countries	2,778	2,383
Total	$19,040	$20,145

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, and market position of our products and technology. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below.

All forward-looking statements in this document are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” the “Company,” and “Arlo” refer to Arlo Technologies, Inc. and our subsidiaries.

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 28.4 million smart connected devices. As of April 2, 2023, the Arlo platform had approximately 7.5 million cumulative registered accounts across more than 100 countries around the world coupled with 2.0 million cumulative paid subscribers and annual recurring revenue of $182.6 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the three months ended April 2, 2023 and April 3, 2022, we generated total revenue of $111.0 million and $124.8 million, respectively. Loss from operations was $14.1 million and $8.7 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in channel partnerships and to continue our global expansion. We expect to increase our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform and compete for engineering talent. We also expect our sales and marketing expense to increase in the future as we invest in marketing to drive awareness of our brand and demand for our products and services.

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

	As of and for the Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Cumulative registered accounts	7,510	17.5%	6,389
Cumulative paid accounts	2,044	60.7%	1,272
Annual recurring revenue	$182,583	80.2%	$101,341

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

Cumulative Paid Accounts. Paid accounts are defined as any account worldwide where a subscription to a paid service is being collected (either by us or by our customers or channel partners, including Verisure).

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

Impact of Global Geopolitical, Economic and Business Conditions

During the three months ended April 2, 2023, we remained focused on the ongoing conflict in Ukraine, supply chain disruptions, inflation, lower consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating headcount and non-essential spending, subleasing and not renewing excess office space, and deferring hiring. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, supply chain disruptions, the inflationary macro environment, lower consumer confidence and rising interest rates and current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	April 2, 2023		April 3, 2022
	(In thousands, except percentage data)
Revenue:
Products	$67,060	60.4%	$94,825	76.0%
Services	43,944	39.6%	29,926	24.0%
Total revenue	111,004	100.0%	124,751	100.0%
Cost of revenue:
Products	64,041	57.7%	80,777	64.8%
Services	11,746	10.6%	10,399	8.3%
Total cost of revenue	75,787	68.3%	91,176	73.1%
Gross profit	35,217	31.7%	33,575	26.9%
Operating expenses:
Research and development	17,750	16.0%	16,379	13.1%
Sales and marketing	15,353	13.8%	13,168	10.6%
General and administrative	15,622	14.1%	12,621	10.1%
Others	632	0.6%	79	0.1%
Total operating expenses	49,357	44.5%	42,247	33.9%
Loss from operations	(14,140)	(12.8)%	(8,672)	(7.0)%
Interest income (expense), net	726	0.7%	(5)	—%
Other income, net	(39)	—%	411	0.3%
Loss before income taxes	(13,453)	(12.1)%	(8,266)	(6.7)%
Provision for income taxes	792	0.7%	213	0.2%
Net loss	$(14,245)	(12.8)%	$(8,479)	(6.9)%

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

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Americas	$56,632	(17.3)%	$68,466
Percentage of revenue	51.0%		54.9%
EMEA	48,472	(3.0)%	49,975
Percentage of revenue	43.7%		40.1%
APAC	5,900	(6.5)%	6,310
Percentage of revenue	5.3%		5.0%
Total revenue	$111,004	(11.0)%	$124,751

Product revenue decreased in all regions by $27.8 million, or 29.3% for the three months ended April 2, 2023 compared to the prior year period, primarily driven by the decrease in product shipments in all regions due to a reduction in the average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with the softening consumer demand as a result of current macro-economic factors.

Service revenue increased in all regions by $14.0 million, or 46.8% for the three months ended April 2, 2023 compared to the prior year period, primarily due to increases in paid accounts and rates for our subscription plans.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Cost of revenue:
Products	$64,041	(20.7)%	$80,777
Services	11,746	13.0%	10,399
Total cost of revenue	$75,787	(16.9)%	$91,176

Product cost of revenue decreased 20.7% for the three months ended April 2, 2023 compared to the prior year period, primarily due to a decrease in product shipments coupled with a decrease in freight-in costs due to normalization of the supply chain and utilization of ocean freight.

Service cost of revenue increased 13.0% for the three months ended April 2, 2023 compared to the prior year period, as a result of service revenue growth, offset by cost optimizations.

Gross Profit

The following table presents gross profit for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Gross profit:
Products	$3,019	(78.5)%	$14,048
Services	32,198	64.9%	19,527
Total gross profit	$35,217	4.9%	$33,575
Gross margin percentage:
Products	4.5%		14.8%
Services	73.3%		65.3%
Total gross margin	31.7%		26.9%

Product gross profit decreased for the three months ended April 2, 2023 compared to the prior year period, primarily due to the decrease in product shipments in all regions due to a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with the softening consumer demand as a result of current macro-economic factors. The product gross profit decrease was partially offset by the decrease in freight-in costs due to normalization of the supply chain and utilization of ocean freight.

Service gross profit increased for the three months ended April 2, 2023 compared to the prior year period, primarily due to growth in paid service revenue in all regions as a result of increases in paid accounts and rates for our subscription plans as well as cost optimizations.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Research and development expense	$17,750	8.4%	$16,379

Research and development expense increased by $1.4 million for the three months ended April 2, 2023 compared to the prior year period, primarily due to an increase of $2.0 million in personnel-related expenses mainly from stock-based compensation and merit increase in base salary, partially offset by a decrease of $0.7 million in corporate IT and facilities overhead.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff, technical support expense, advertising, trade shows, media and placement, corporate communications and other marketing expense, product marketing expense, IT and facilities overhead, outbound freight costs, and credit card processing fees. We expect our sales and marketing expense to increase in the future as we invest in marketing to drive awareness of our brand and demand for our products and services.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Sales and marketing expense	$15,353	16.6%	$13,168

Sales and marketing expense increased $2.2 million for the three months ended April 2, 2023 compared to the prior year period, primarily due to increases of $1.0 million in marketing expenditures, $0.6 million in credit card processing fees and $0.4 million freight-out expenses.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
General and administrative expense	$15,622	23.8%	$12,621

General and administrative expense increased $3.0 million for the three months ended April 2, 2023 compared to the prior year period, primarily due to an increase of $3.9 million in personnel-related expenses mainly from stock-based compensation and merit increase in base salary, partially offset by decreases of $0.8 million in corporate IT and facilities overhead and other.

Others

Others include separation expense, which consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR, and restructuring charges, which consist of severance costs and office exit expense associated with the abandonment of certain lease contracts.

Interest Income (Expense) and Other Income (Expense), Net

The following table presents interest income (expense) and other income (expense), net for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Interest income (expense), net	$726	**	$(5)
Other income (expense), net	$(39)	**	$411
**Percentage change not meaningful.

Interest income (expense), net increased for the three months ended April 2, 2023 compared to the prior year period, primarily due to the increase in our short-term investments as well as a result of higher interest rates.

Other income (expense), net decreased for the three months ended April 2, 2023 compared to the prior year period, primarily due to the foreign currency exchange losses for the three months ended April 2, 2023 compared to the foreign currency exchange gains in the prior year period.

Provision for Income Taxes

The following table presents provision for income taxes for the periods indicated:

	Three Months Ended
	April 2, 2023	% Change	April 3, 2022
	(In thousands, except percentage data)
Provision for income taxes	$792	271.8%	$213
Effective tax rate	(5.9)%		(2.6)%

Provision for income taxes increased for the three months ended April 2, 2023, compared to the prior year period, primarily due to higher U.S. earnings and also the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses. Consistent with the prior year, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

As of April 2, 2023, our cash and cash equivalent and short-term investments totaled $118.7 million and we had unused borrowing capacity of $8.4 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of April 2, 2023, our accumulated deficit was $359.7 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Our future liquidity and cash requirements may vary from those currently planned and will depend on numerous factors, including the introduction of new products, the growth in our service revenue, the ability to increase our gross margin dollars, as well as cost optimization initiatives and controls over our operating expenditures. As we grow our installed base and related cost structure, there will be a need for additional working capital, hence, we have increased our subscription rates effective February 3, 2023.

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

Refer to Note 8. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information about our operating leases, purchase obligations, and legal contingencies.

Cash Flow

The following table presents our cash flows for the periods presented:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(In thousands)
Net cash provided by (used in) operating activities	$10,329	$(24,557)
Net cash used in investing activities	(22,672)	(44,938)
Net cash used in financing activities	(4,691)	(5,272)
Net cash decrease	$(17,034)	$(74,767)

Operating activities

Net cash provided by operating activities increased by $34.9 million for the three months ended April 2, 2023 compared to the prior year period, primarily due to changes in working capital as a result of an increase in our service revenue driven by growth in paid accounts and increased subscription rates, higher collection from customers on products sales due to enhanced collection efforts, and lower payments to suppliers primarily as a result of lower inventory purchases.

Investing activities

Net cash used in investing activities decreased by $22.3 million for the three months ended April 2, 2023 compared to the prior year period, primarily due to lower net purchases of short-term investments.

Financing activities

Net cash used in financing activities decreased by $0.6 million for the three months ended April 2, 2023 compared to the prior year period, primarily due to the decrease in withholding tax from restricted stock unit releases, partially offset by lower proceeds related to employee benefit plans.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the three months ended April 2, 2023, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 2, 2023, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” During the three months ended April 2, 2023, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Date: May 11, 2023