Form 10-Q
period 2023-07-02
Arlo Technologies, Inc.
filed 2023-08-10
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 94,054,943 as of August 4, 2023.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended July 2, 2023

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	July 2, 2023	December 31, 2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,951	$84,024
Short-term investments	61,724	29,700
Accounts receivable, net	57,327	65,960
Inventories	39,429	46,554
Prepaid expenses and other current assets	12,318	6,544
Total current assets	232,749	232,782
Property and equipment, net	6,421	7,336
Operating lease right-of-use assets, net	11,089	12,809
Goodwill	11,038	11,038
Restricted cash	4,035	4,155
Other non-current assets	3,689	4,081
Total assets	$269,021	$272,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,221	$52,132
Deferred revenue	17,639	11,291
Accrued liabilities	88,217	98,855
Total current liabilities	167,077	162,278
Non-current operating lease liabilities	17,141	19,279
Other non-current liabilities	3,047	2,949
Total liabilities	187,265	184,506
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 93,653,934 at July 2, 2023 and 88,887,139 at December 31, 2022	94	89
Additional paid-in capital	448,543	433,138
Accumulated other comprehensive income (loss)	152	(107)
Accumulated deficit	(367,033)	(345,425)
Total stockholders’ equity	81,756	87,695
Total liabilities and stockholders’ equity	$269,021	$272,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands, except per share data)
Revenue:
Products	$64,749	$86,191	$131,809	$181,016
Services	50,327	32,788	94,271	62,714
Total revenue	115,076	118,979	226,080	243,730
Cost of revenue:
Products	60,446	73,829	124,487	154,606
Services	12,772	11,410	24,518	21,809
Total cost of revenue	73,218	85,239	149,005	176,415
Gross profit	41,858	33,740	77,075	67,315

Operating expenses:
Research and development	17,618	17,402	35,368	33,781
Sales and marketing	16,921	14,506	32,274	27,674
General and administrative	15,007	13,149	30,629	25,770
Others	341	25	973	104
Total operating expenses	49,887	45,082	99,244	87,329

Loss from operations	(8,029)	(11,342)	(22,169)	(20,014)
Interest income, net	835	129	1,561	124
Other income (expense), net	52	(116)	13	295
Loss before income taxes	(7,142)	(11,329)	(20,595)	(19,595)
Provision for income taxes	221	228	1,013	441
Net loss	$(7,363)	$(11,557)	$(21,608)	$(20,036)

Net loss per share:
Basic and diluted	$(0.08)	$(0.13)	$(0.24)	$(0.23)
Weighted average shares used to compute net loss per share:
Basic and diluted	92,337	86,868	90,984	85,966

Comprehensive loss:
Net loss	$(7,363)	$(11,557)	$(21,608)	$(20,036)
Other comprehensive income (loss), net of tax	131	(122)	259	(168)
Total comprehensive loss	$(7,232)	$(11,679)	$(21,349)	$(20,204)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Total stockholders’ equity, beginning balances	$86,251	$112,004	$87,695	$112,652

Common stock:
Beginning balances	$91	$86	$89	$84
Issuance of common stock under stock-based compensation plans	4	2	7	5
Issuance of common stock under Employee Stock Purchase Plan	—	1	—	1
Restricted stock unit withholdings	(1)	(1)	(2)	(2)
Ending balances	$94	$88	$94	$88

Additional paid-in capital:
Beginning balances	$445,809	$409,242	$433,138	$401,367
Stock-based compensation expense	9,997	7,093	20,622	15,276
Settlement of liability classified restricted stock units	—	95	6,739	5,061
Issuance of common stock under stock-based compensation plans	2,986	34	2,986	1,419
Issuance of common stock under Employee Stock Purchase Plan	1,617	1,746	1,617	1,746
Restricted stock unit withholdings	(11,866)	(6,894)	(16,559)	(13,553)
Ending balances	$448,543	$411,316	$448,543	$411,316

Accumulated deficit:
Beginning balances	$(359,670)	$(297,278)	$(345,425)	$(288,799)
Net loss	(7,363)	(11,557)	(21,608)	(20,036)
Ending balances	$(367,033)	$(308,835)	$(367,033)	$(308,835)

Accumulated other comprehensive income (loss):
Beginning balances	$21	$(46)	$(107)	$—
Other comprehensive income (loss), net of tax	131	(122)	259	(168)
Ending balances	$152	$(168)	$152	$(168)

Total stockholders’ equity, ending balances	$81,756	$102,401	$81,756	$102,401

Common stock shares:
Beginning balances	90,785	85,835	88,887	84,453
Issuance of common stock under stock-based compensation plans	3,976	2,294	7,141	4,421
Issuance of common stock under Employee Stock Purchase Plan	460	304	460	304
Restricted stock unit withholdings	(1,567)	(903)	(2,834)	(1,648)
Ending balances	93,654	87,530	93,654	87,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 2, 2023	July 3, 2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,608)	$(20,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	27,564	21,834
Depreciation and amortization	2,353	2,523
Allowance for credit losses and inventory reserves	613	(120)
Deferred income taxes	243	133
Others	(567)	89
Changes in assets and liabilities:
Accounts receivable, net	8,734	5,498
Inventories	6,411	(628)
Prepaid expenses and other assets	(5,624)	767
Accounts payable	9,836	(6,565)
Deferred revenue	6,198	(16,763)
Accrued and other liabilities	(11,245)	(16,113)
Net cash provided by (used in) operating activities	22,908	(29,381)
Cash flows from investing activities:
Purchases of property and equipment	(1,954)	(451)
Purchases of short-term investments	(61,152)	(59,490)
Proceeds from maturities of short-term investments	29,956	9,512
Net cash used in investing activities	(33,150)	(50,429)
Cash flows from financing activities:
Proceeds related to employee benefit plans	4,611	3,171
Restricted stock unit withholdings	(16,562)	(13,555)
Net cash used in financing activities	(11,951)	(10,384)
Net decrease in cash, cash equivalents, and restricted cash	(22,193)	(90,194)
Cash, cash equivalents, and restricted cash, at beginning of period	88,179	179,856
Cash, cash equivalents, and restricted cash, at end of period	$65,986	$89,662
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$61,951	$85,537
Restricted cash	4,035	4,125
Total cash, cash equivalents, and restricted cash	$65,986	$89,662
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$433	$333

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

Our corporate headquarters is located in Carlsbad, California, with other satellite offices across North America and various other global locations.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended July 2, 2023 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to such policies during the six months ended July 2, 2023.

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

There were no accounting pronouncements adopted during the six months ended July 2, 2023.

Accounting Pronouncements Not Yet Effective

We have considered all recent accounting pronouncements issued, but not yet effective, and do not expect any to have a material effect on our financial statements and related disclosures.

Note 3.    Revenue

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied as of July 2, 2023:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$18,320	$58	$6	$18,384

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the six months ended July 2, 2023 and July 3, 2022, $87.6 million and $53.4 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $81.4 million and $70.1 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. Approximately $9.8 million and $11.9 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

During the five-year period that commenced on January 1, 2020, Verisure Sàrl (“Verisure”) has an aggregate purchase commitment of $500.0 million. As of July 2, 2023, $403.1 million of the purchase commitment has been fulfilled. Based on the Supply Agreement with Verisure, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of July 2, 2023, we had a backlog of $38.7 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic regions.

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Americas	$78,136	$60,345	$134,768	$128,811
EMEA	30,958	54,483	79,430	104,458
APAC	5,982	4,151	11,882	10,461
Total	$115,076	$118,979	$226,080	$243,730

Note 4.    Balance Sheet Components

Short-term investments

	As of July 2, 2023				As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$61,572	$176	$(24)	$61,724	$29,849	$—	$(149)	$29,700

Accounts receivable, net

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
Gross accounts receivable	$57,649	$66,383
Allowance for credit losses	(322)	(423)
Total	$57,327	$65,960

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Balance at the beginning of the period	$329	$339	$423	$337
Provision for (release of) expected credit losses	(7)	66	(101)	68
Balance at the end of the period	$322	$405	$322	$405

Property and equipment, net

The components of property and equipment are as follows:

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
Machinery and equipment	$13,791	$12,696
Software	15,818	15,606
Computer equipment	3,853	3,992
Leasehold improvements	4,661	4,657
Furniture and fixtures	2,546	2,554
Total property and equipment, gross	40,669	39,505
Accumulated depreciation	(34,248)	(32,169)
Total property and equipment, net (1)	$6,421	$7,336
_________________________
(1)    $1.4 million and $1.7 million property and equipment, net, was included in the sublease arrangement for the San Jose office building as of July 2, 2023 and December 31, 2022, respectively.

Depreciation expense pertaining to property and equipment was $1.2 million and $2.4 million for the three and six months ended July 2, 2023, and $1.2 million and $2.5 million for the three and six months ended July 3, 2022.

Goodwill

We have determined that no event occurred or circumstances changed during the three and six months ended July 2, 2023 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the three and six months ended July 2, 2023 and July 3, 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other non-current assets

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
Deferred income taxes	$1,141	$1,384
Sublease initial direct cost and adjustments	896	777
Other	1,652	1,920
Total	$3,689	$4,081

Accrued liabilities

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
Sales incentives	$31,281	$36,271
Sales returns	14,757	18,656
Compensation	16,155	15,556
Cloud and other costs	7,657	11,154
Operating lease liabilities	3,818	4,190
Professional services	2,496	3,703
Warranty obligations	1,093	1,174
Freight cost	1,921	1,050
Service cost	1,084	806
Restructuring charges	628	1,265
Other	7,327	5,030
Total	$88,217	$98,855

Other non-current liabilities

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
Non-current service cost	$1,202	$1,259
Non-current compensation	872	616
Non-current deferred revenue	63	212
Non-current income taxes payable	77	77
Other	833	785
Total	$3,047	$2,949

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$1,888	$12,614
Cash equivalents: U.S. Treasuries (<90 days)	471	20,274
Available-for-sale securities: U.S. Treasuries (1)	61,724	29,700
Total	$64,083	$62,588
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of July 2, 2023 and December 31, 2022, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

Note 6.     Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of July 2, 2023, we have substantially incurred all costs pertaining to restructuring activities, with related cash outflows extending until the fourth quarter of 2024.

The restructuring liabilities are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Restructuring activities for the six months ended July 2, 2023 are as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	400	278	117	5
Cash payments	(1,011)	(464)	(521)	(26)
Non-cash and other adjustments	(26)	—	(21)	(5)
Balance as of July 2, 2023	$628	$33	$566	$29
Total costs incurred inception to date	$2,454	$1,323	$1,052	$79

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of July 2, 2023, we had unused borrowing capacity of $13.8 million.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (a) until we achieve a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of July 2, 2023, we were in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of July 2, 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.     Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, data centers and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.5 million and $3.0 million for the three and six months ended July 2, 2023, respectively, and $1.8 million and $3.6 million for the three and six months ended July 3, 2022, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.5 million and $1.0 million for the three and six months ended July 2, 2023 and July 3, 2022.

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
	July 2, 2023	July 3, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,799	$3,618
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$2,670

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of
	July 2, 2023	December 31, 2022
Weighted average remaining lease term	5.5 years	5.1 years
Weighted average discount rate	5.69%	5.69%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of July 2, 2023 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2023 (Remaining six months)	$1,988	$(1,034)	$954
2024	5,398	(1,947)	3,451
2025	3,904	(2,006)	1,898
2026	4,011	(2,066)	1,945
2027	3,986	(2,322)	1,664
Thereafter	5,130	(3,620)	1,510
Total future lease payments	24,417	$(12,995)	$11,422
Less: interest	(3,458)
Present value of future minimum lease payments	$20,959

Accrued liabilities	$3,818
Non-current operating lease liabilities	17,141
Total lease liabilities	$20,959

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of July 2, 2023, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of July 2, 2023, we had approximately $50.1 million in non-cancelable purchase commitments with suppliers.

As of July 2, 2023, an additional $24.9 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been significant relative to the original order value. As of July 2, 2023, the loss liability from committed purchases was not material.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Balance at the beginning of the period	$1,119	$1,330	$1,174	$1,330
Provision for warranty obligations	40	34	55	113
Settlements	(66)	(79)	(136)	(158)
Balance at the end of the period	$1,093	$1,285	$1,093	$1,285

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

In the State Action, on May 5, 2021, the court held a status conference and instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their amended complaint, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019. On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal occurred before the California Court of Appeal, Sixth Appellate District. Plaintiffs-Appellants filed their opening brief on May 20, 2022. Defendants-Respondents filed their responding brief on August 18, 2022, and Plaintiffs-Appellants filed their reply brief on September 7, 2022. On April 13, 2023, the court heard oral argument on the appeal and the case was submitted. On May 5, 2023, the Court of Appeal affirmed by written order the trial court’s dismissal of the State Action based on the federal forum provision in Arlo’s certificate of incorporation and awarded costs to Arlo. On June 14, 2023, Plaintiffs filed a petition for review in the Supreme Court of California. Defendants-Respondents filed their answer to the petition for review on July 5, 2023, and Plaintiffs filed their reply in support of the petition for review on July 17, 2023. On July 19, 2023, the Supreme Court of California denied Plaintiffs’ petition for review and closed the case.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of July 2, 2023 and December 31, 2022, we have not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

Note 9.     Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to four years. As of July 2, 2023, approximately 4.0 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth the available shares for grants as of July 2, 2023:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2022	4,213
Additional authorized shares	3,555
Granted	(7,023)
Forfeited / cancelled	377
Shares traded for taxes	2,834
Shares available for grants as of July 2, 2023	3,956

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. As of July 2, 2023, 2.0 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the six months ended July 2, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	2,082	$10.24
Granted	—	$—
Exercised	(433)	$6.90
Forfeited / cancelled	—	$—
Expired	(12)	$7.55
Outstanding as of July 2, 2023	1,637	$11.15
Vested and expected to vest as of July 2, 2023	1,637	$11.15
Exercisable Options as of July 2, 2023	1,637	$11.15

RSU Activity

RSU activity, excluding PSU activity, during the six months ended July 2, 2023 was as follows:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	9,487	$6.36
Granted	4,975	$3.95
Vested	(4,641)	$4.79
Forfeited	(363)	$6.42
Outstanding as of July 2, 2023	9,458	$5.86

PSU Activity

Our executive officers and other senior employees have been granted performance-based awards with vesting occurring at the end of a three or five-year period if performance conditions or market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance or market conditions and record the related stock-based compensation expense based on the achievement over the service period.

PSU activity during the six months ended July 2, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	4,041	$6.22
Granted	2,050	$4.56
Vested	(2,067)	$5.51
Forfeited	(3)	$8.28
Outstanding as of July 2, 2023	4,021	$5.74

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
Cost of revenue	$967	$1,335	$1,828	$2,245
Research and development	3,311	3,621	7,222	5,923
Sales and marketing	1,670	1,790	3,392	3,170
General and administrative	7,025	5,499	15,122	10,496
Total	$12,973	$12,245	$27,564	$21,834

As of July 2, 2023, there was no unrecognized compensation cost related to stock options. Approximately $71.2 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.2 years as of July 2, 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10.     Income Taxes

The provision for income taxes for the three and six months ended July 2, 2023 was $0.2 million and $1.0 million, or an effective tax rate of (3.1)% and (4.9)%. The provision for income taxes for the three and six months ended July 3, 2022 was $0.2 million and $0.4 million, or an effective tax rate of (2.0)% and (2.3)%. During the three and six months ended July 2, 2023 and July 3, 2022, we sustained U.S. book losses. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. Provision for income taxes decreased slightly for the three months ended July 2, 2023, compared to the prior year period and increased for the six months ended July 2, 2023, compared to the prior year period, primarily due to the higher U.S. earnings and also the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses, which increase was recognized mostly in the first quarter of 2023.

Note 11.     Net Loss Per Share

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands, except per share data)
Numerator:
Net loss	$(7,363)	$(11,557)	$(21,608)	$(20,036)
Denominator:
Weighted average common shares - basic and dilutive	92,337	86,868	90,984	85,966
Basic and diluted net loss per share	$(0.08)	$(0.13)	$(0.24)	$(0.23)

Anti-dilutive employee stock-based awards, excluded	1,370	4,812	3,238	1,476

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

Geographic Information for Revenue

Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geography is generally based upon the ship-to location of the customer for device sales and device location for service sales. The following table presents revenue by geographic area. For comparative purposes, amounts in prior periods have been recast.

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(In thousands)
United States	$78,186	$59,997	$134,029	$125,234
Spain	19,549	40,141	58,120	64,709
Ireland	4,106	10,664	8,986	32,751
Other countries	13,235	8,177	24,945	21,036
Total	$115,076	$118,979	$226,080	$243,730

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	July 2, 2023	December 31, 2022
	(In thousands)
United States	$14,961	$17,762
Other countries	2,549	2,383
Total	$17,510	$20,145

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements, including statements concerning our business and the expected performance characteristics, specifications, reliability, market acceptance, market growth, specific uses, user feedback, and market position of our products and technology. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below.

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 29.4 million smart connected devices. As of July 2, 2023, the Arlo platform had approximately 7.9 million cumulative registered accounts across more than 100 countries around the world coupled with 2.3 million cumulative paid subscribers and annual recurring revenue of $193.6 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the three months ended July 2, 2023 and July 3, 2022, we generated total revenue of $115.1 million and $119.0 million, respectively. Loss from operations was $8.0 million and $11.3 million for the three months ended July 2, 2023 and July 3, 2022, respectively. For the six months ended July 2, 2023 and July 3, 2022, we generated total revenue of $226.1 million and $243.7 million, respectively. Loss from operations was $22.2 million and $20.0 million for the six months ended July 2, 2023 and July 3, 2022, respectively.

Our goal is to continue to develop innovative, world-class connected lifestyle solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in channel partnerships and to continue our global expansion. We expect to increase our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform and compete for engineering talent. We also expect our sales and marketing expense to increase in the future as we invest in marketing to drive demand for our products and services.

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

	As of and for the Three Months Ended
	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Cumulative registered accounts	7,860	18.4%	6,640
Cumulative paid accounts (1)	2,289	54.9%	1,478
Annual recurring revenue	$193,633	66.1%	$116,601
_________________________
(1)The increase for the three months ended July 2, 2023 compared to the prior year period reflects an increase in the number of paid accounts in our EMEA region which were managed by Verisure and now onboarded with us. This does not have an impact to our financial statements and key business metrics other than our number of Cumulative Paid Accounts.

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

Annual Recurring Revenue (“ARR”). We believe ARR enables measurement of our business initiatives, and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually and is calculated by taking our recurring paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. Recurring paid service revenue represents the revenue we recognize from our paid accounts and excludes prepaid service revenue. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of Global Geopolitical, Economic and Business Conditions

During the six months ended July 2, 2023, we remained focused on the ongoing conflict in Ukraine, supply chain disruptions, inflation, fluctuating consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing or reducing excess office space. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates and current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	July 2, 2023		July 3, 2022		July 2, 2023		July 3, 2022
	(In thousands, except percentage data)
Revenue:
Products	$64,749	56.3%	$86,191	72.4%	$131,809	58.3%	$181,016	74.3%
Services	50,327	43.7%	32,788	27.6%	94,271	41.7%	62,714	25.7%
Total revenue	115,076	100.0%	118,979	100.0%	226,080	100.0%	243,730	100.0%
Cost of revenue:
Products	60,446	52.5%	73,829	62.0%	124,487	55.1%	154,606	63.4%
Services	12,772	11.1%	11,410	9.6%	24,518	10.8%	21,809	8.9%
Total cost of revenue	73,218	63.6%	85,239	71.6%	149,005	65.9%	176,415	72.4%
Gross profit	41,858	36.4%	33,740	28.4%	77,075	34.1%	67,315	27.6%
Operating expenses:
Research and development	17,618	15.3%	17,402	14.6%	35,368	15.6%	33,781	13.9%
Sales and marketing	16,921	14.7%	14,506	12.2%	32,274	14.3%	27,674	11.4%
General and administrative	15,007	13.0%	13,149	11.1%	30,629	13.5%	25,770	10.6%
Others	341	0.4%	25	—%	973	0.5%	104	—%
Total operating expenses	49,887	43.4%	45,082	37.9%	99,244	43.9%	87,329	35.8%
Loss from operations	(8,029)	(7.0)%	(11,342)	(9.5)%	(22,169)	(9.8)%	(20,014)	(8.2)%
Interest income, net	835	0.8%	129	0.1%	1,561	0.7%	124	0.1%
Other income (expense), net	52	—%	(116)	(0.1)%	13	—%	295	0.1%
Loss before income taxes	(7,142)	(6.2)%	(11,329)	(9.5)%	(20,595)	(9.1)%	(19,595)	(8.0)%
Provision for income taxes	221	0.2%	228	0.2%	1,013	0.5%	441	0.2%
Net loss	$(7,363)	(6.4)%	$(11,557)	(9.7)%	$(21,608)	(9.6)%	$(20,036)	(8.2)%

Revenue

Our gross revenue consists primarily of sales of devices, prepaid and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Upon device shipment, we attribute a portion of the sales price as prepaid service, deferring this revenue at the outset and subsequently recognizing it ratably over the estimated useful economic life of the device or free trial period, as applicable. Our paid subscription services relate to sales of subscription plans to our registered accounts.

Our revenue consists of gross revenue, less customer rebates and other channel sales incentives, allowances for estimated sales returns, price protection, and net changes in deferred revenue. A significant portion of our marketing expenditure is with customers and is deemed to be a reduction of revenue under authoritative guidance for revenue recognition.

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geography on the ship-to location of the customer for device sales and device location for service sales.

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Americas	$78,136	29.5%	$60,345	$134,768	4.6%	$128,811
Percentage of revenue	67.9%		50.7%	59.6%		52.8%
EMEA	30,958	(43.2)%	54,483	79,430	(24.0)%	104,458
Percentage of revenue	26.9%		45.8%	35.1%		42.9%
APAC	5,982	44.1%	4,151	11,882	13.6%	10,461
Percentage of revenue	5.2%		3.5%	5.3%		4.3%
Total revenue	$115,076	(3.3)%	$118,979	$226,080	(7.2)%	$243,730

Product revenue decreased by $21.4 million, or 24.9% and $49.2 million, or 27.2% for the three and six months ended July 2, 2023 compared to the prior year periods. The declines were experienced mainly in EMEA and Americas primarily driven by a reduction in the average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with a shift in product mix driven by the softening consumer demand as a result of current macro-economic factors and seasonality.

Service revenue increased in all regions by $17.5 million, or 53.5% and $31.6 million, or 50.3% for the three and six months ended July 2, 2023 compared to the prior year periods, primarily due to a 54.9% increase in cumulative paid accounts and rates for our subscription plans.

Cost of Revenue

Cost of revenue consists of both product costs and service costs. Product costs primarily consist of the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operation staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties. Service costs consist of costs attributable to the provision and maintenance of our cloud-based platform, including personnel, storage, security and computing, IT and facilities overhead.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Cost of revenue:
Products	$60,446	(18.1)%	$73,829	$124,487	(19.5)%	$154,606
Services	12,772	11.9%	11,410	24,518	12.4%	21,809
Total cost of revenue	$73,218	(14.1)%	$85,239	$149,005	(15.5)%	$176,415

Product cost of revenue decreased 18.1% and 19.5% for the three and six months ended July 2, 2023 compared to the prior year periods, respectively, primarily due to decreases in product shipments coupled with decreases in freight-in costs due to normalization of the supply chain and utilization of ocean freight, partially offset by increases in inventory reserves.

Service cost of revenue increased 11.9% and 12.4% for the three and six months ended July 2, 2023 compared to the prior year periods, respectively, as a result of service revenue growth, offset by cost optimizations.

Gross Profit

The following table presents gross profit for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Gross profit:
Products	$4,303	(65.2)%	$12,362	$7,322	(72.3)%	$26,410
Services	37,555	75.7%	21,378	69,753	70.5%	40,905
Total gross profit	$41,858	24.1%	$33,740	$77,075	14.5%	$67,315
Gross margin percentage:
Products	6.6%		14.3%	5.6%		14.6%
Services	74.6%		65.2%	74.0%		65.2%
Total gross margin	36.4%		28.4%	34.1%		27.6%

Product gross profit decreased for the three and six months ended July 2, 2023 compared to the prior year periods, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with a shift in product mix driven by the softening consumer demand as a result of current macro-economic factors. The product gross profit decrease was partially offset by the decrease in freight-in costs due to normalization of the supply chain and utilization of ocean freight.

Service gross profit increased for the three and six months ended July 2, 2023 compared to the prior year periods, primarily due to growth in paid service revenue in all regions as a result of a 54.9% increase in cumulative paid accounts and rates for our subscription plans as well as cost optimizations.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Research and development expense	$17,618	1.2%	$17,402	$35,368	4.7%	$33,781

Research and development expense increased by $0.2 million for the three months ended July 2, 2023 compared to the prior year period, primarily due to an increase of $0.5 million in personnel-related expenses mainly from increase in base compensation as a result of headcount increase, partially offset by a decrease of $0.2 million in corporate IT and facilities overhead.

Research and development expense increased by $1.6 million for the six months ended July 2, 2023 compared to the prior year period, primarily due to an increase of $2.5 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by a decrease of $0.9 million in corporate IT and facilities overhead.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff, technical support expense, advertising, trade shows, media and placement, corporate communications and other marketing expense, product marketing expense, IT and facilities overhead, outbound freight costs, and credit card processing fees. We expect our sales and marketing expense to increase in the future as we invest in marketing to drive demand for our products and services.

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Sales and marketing expense	$16,921	16.6%	$14,506	$32,274	16.6%	$27,674

Sales and marketing expense increased $2.4 million for the three months ended July 2, 2023 compared to the prior year period, primarily due to increases of $0.7 million in marketing expenditures, $0.7 million in customer care services, $0.7 million freight-out expenses, and $0.6 million in credit card processing fees as a result of increases in Arlo.com Store sales and paid subscriber accounts.

Sales and marketing expense increased $4.6 million for the six months ended July 2, 2023 compared to the prior year period, primarily due to increases of $1.7 million in marketing expenditures, $1.2 million in credit card processing fees as a result of increases in Arlo.com Store sales and paid subscriber accounts, $1.1 million freight-out expenses, and $1.0 million in customer care services.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
General and administrative expense	$15,007	14.1%	$13,149	$30,629	18.9%	$25,770

General and administrative expense increased $1.9 million for the three months ended July 2, 2023 compared to the prior year period, primarily due to an increase of $2.6 million in personnel-related expenses mainly from stock-based compensation, partially offset by decreases of $0.6 million in legal and professional services and corporate IT and facilities overhead.

General and administrative expense increased $4.9 million for the six months ended July 2, 2023 compared to the prior year period, primarily due to an increase of $6.6 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by decreases of $1.6 million in corporate IT and facilities overhead and legal and professional services.

Others

Others include separation expense, which consists primarily of costs of legal and professional services for IPO-related litigation associated with our separation from NETGEAR, and restructuring charges, which consist of severance costs and office exit expense associated with the abandonment of certain lease contracts.

Interest Income and Other Income (Expense), Net

The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Interest income, net	$835	**	$129	1,561	**	124
Other income (expense), net	$52	**	$(116)	13	(95.6)%	295
**Percentage change not meaningful.

Interest income, net increased for the three and six months ended July 2, 2023 compared to the prior year periods, primarily due to the increase in our short-term investments as well as a result of higher interest rates.

Provision for Income Taxes

The following table presents provision for income taxes for the periods indicated:

	Three Months Ended			Six Months Ended
	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
	(In thousands, except percentage data)
Provision for income taxes	$221	(3.1)%	$228	$1,013	129.7%	$441
Effective tax rate	(3.1)%		(2.0)%	(4.9)%		(2.3)%

Provision for income taxes decreased slightly for the three months ended July 2, 2023, compared to the prior year period and increased for the six months ended July 2, 2023, compared to the prior year period, primarily due to the higher U.S. earnings and also the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses, which increase was recognized mostly in the first quarter of 2023. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

As of July 2, 2023, our cash and cash equivalents and short-term investments totaled $123.7 million and we had unused borrowing capacity of $13.8 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may incur operating and net losses in the future. As of July 2, 2023, our accumulated deficit was $367.0 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Refer to Note 8. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information about our operating leases, purchase obligations, and legal contingencies.

Cash Flow

The following table presents our cash flows for the periods presented:

	Six Months Ended
	July 2, 2023	July 3, 2022
	(In thousands)
Net cash provided by (used in) operating activities	$22,908	$(29,381)
Net cash used in investing activities	(33,150)	(50,429)
Net cash used in financing activities	(11,951)	(10,384)
Net cash decrease	$(22,193)	$(90,194)

Operating activities

Net cash provided by operating activities increased by $52.3 million for the six months ended July 2, 2023 compared to the prior year period, primarily due to improved profitability and changes in working capital as a result of an increase in our service revenue driven by growth in paid accounts and increased subscription rates, lower payments to suppliers primarily as a result of reduced inventory purchases, and higher collection from customers on products sales due to enhanced collection efforts.

Investing activities

Net cash used in investing activities decreased by $17.3 million for the six months ended July 2, 2023 compared to the prior year period, primarily due to a decrease in net purchases, and maturities, of short-term investments.

Financing activities

Net cash used in financing activities increased by $1.6 million for the six months ended July 2, 2023 compared to the prior year period, primarily due to the increase in withholding tax from restricted stock unit releases, partially offset by higher proceeds related to employee benefit plans.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the six months ended July 2, 2023, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 2, 2023, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” During the six months ended July 2, 2023, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5.    Other Information

Trading Arrangements

During the quarter ended July 2, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo's securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Matthew McRae, Chief Executive Officer	Adoption	May 31, 2023 (3)	X		577,014	September 15, 2023
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

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

Date: August 10, 2023