Form 10-Q
period 2023-10-01
Arlo Technologies, Inc.
filed 2023-11-09
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 94,628,607 as of November 3, 2023.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended October 1, 2023

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	October 1, 2023	December 31, 2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$51,133	$84,024
Short-term investments	74,916	29,700
Accounts receivable, net	70,313	65,960
Inventories	53,496	46,554
Prepaid expenses and other current assets	11,100	6,544
Total current assets	260,958	232,782
Property and equipment, net	5,752	7,336
Operating lease right-of-use assets, net	12,190	12,809
Goodwill	11,038	11,038
Restricted cash	4,079	4,155
Other non-current assets	3,620	4,081
Total assets	$297,637	$272,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,479	$52,132
Deferred revenue	17,678	11,291
Accrued liabilities	85,999	98,855
Total current liabilities	186,156	162,278
Non-current operating lease liabilities	17,970	19,279
Other non-current liabilities	3,318	2,949
Total liabilities	207,444	184,506
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 94,581,808 at October 1, 2023 and 88,887,139 at December 31, 2022	94	89
Additional paid-in capital	458,015	433,138
Accumulated other comprehensive income (loss)	237	(107)
Accumulated deficit	(368,153)	(345,425)
Total stockholders’ equity	90,193	87,695
Total liabilities and stockholders’ equity	$297,637	$272,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands, except per share data)
Revenue:
Products	$78,961	$92,720	$210,770	$273,736
Services	51,042	35,437	145,313	98,151
Total revenue	130,003	128,157	356,083	371,887
Cost of revenue:
Products	73,335	79,386	197,520	233,992
Services	13,529	12,021	38,349	33,830
Total cost of revenue	86,864	91,407	235,869	267,822
Gross profit	43,139	36,750	120,214	104,065

Operating expenses:
Research and development	16,829	16,471	52,197	50,252
Sales and marketing	15,863	22,193	48,137	49,867
General and administrative	12,460	12,253	43,089	38,023
Others	263	273	1,236	377
Total operating expenses	45,415	51,190	144,659	138,519

Loss from operations	(2,276)	(14,440)	(24,445)	(34,454)
Interest income, net	1,175	290	2,736	414
Other income, net	10	19	23	314
Loss before income taxes	(1,091)	(14,131)	(21,686)	(33,726)
Provision for income taxes	29	304	1,042	745
Net loss	$(1,120)	$(14,435)	$(22,728)	$(34,471)

Net loss per share:
Basic and diluted	$(0.01)	$(0.16)	$(0.25)	$(0.40)
Weighted average shares used to compute net loss per share:
Basic and diluted	94,243	88,124	92,069	86,677

Comprehensive loss:
Net loss	$(1,120)	$(14,435)	$(22,728)	$(34,471)
Other comprehensive income (loss), net of tax	85	(56)	344	(224)
Total comprehensive loss	$(1,035)	$(14,491)	$(22,384)	$(34,695)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Total stockholders’ equity, beginning balances	$81,756	$102,401	$87,695	$112,652

Common stock:
Beginning balances	$94	$88	$89	$84
Issuance of common stock under stock-based compensation plans	1	1	8	6
Restricted stock unit withholdings	(1)	(1)	(3)	(2)
Ending balances	$94	$88	$94	$88

Additional paid-in capital:
Beginning balances	$448,543	$411,316	$433,138	$401,367
Stock-based compensation expense	8,021	9,953	28,643	25,228
Settlement of liability classified restricted stock units	6,741	3,669	13,480	8,731
Issuance of common stock under stock-based compensation plans	681	—	3,667	1,419
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,617	1,746
Restricted stock unit withholdings	(5,971)	(4,211)	(22,530)	(17,764)
Ending balances	$458,015	$420,727	$458,015	$420,727

Accumulated deficit:
Beginning balances	$(367,033)	$(308,835)	$(345,425)	$(288,799)
Net loss	(1,120)	(14,435)	(22,728)	(34,471)
Ending balances	$(368,153)	$(323,270)	$(368,153)	$(323,270)

Accumulated other comprehensive income (loss):
Beginning balances	$152	$(168)	$(107)	$—
Other comprehensive income (loss), net of tax	85	(56)	344	(224)
Ending balances	$237	$(224)	$237	$(224)

Total stockholders’ equity, ending balances	$90,193	$97,321	$90,193	$97,321

Common stock shares:
Beginning balances	93,654	87,530	88,887	84,453
Issuance of common stock under stock-based compensation plans	1,488	1,464	8,629	5,885
Issuance of common stock under Employee Stock Purchase Plan	—	—	460	304
Restricted stock unit withholdings	(560)	(584)	(3,394)	(2,232)
Ending balances	94,582	88,410	94,582	88,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 1, 2023	October 2, 2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(22,728)	$(34,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	37,851	31,787
Depreciation and amortization	3,809	3,653
Allowance for credit losses and inventory reserves	1,218	(211)
Deferred income taxes	257	259
Others	(1,224)	39
Changes in assets and liabilities:
Accounts receivable, net	(4,262)	(3,171)
Inventories	(8,250)	(34,613)
Prepaid expenses and other assets	(4,353)	(105)
Accounts payable	31,049	23,229
Deferred revenue	6,202	(18,544)
Accrued and other liabilities	(9,202)	(2,635)
Net cash provided by (used in) operating activities	30,367	(34,783)
Cash flows from investing activities:
Purchases of property and equipment	(2,448)	(815)
Purchases of short-term investments	(110,905)	(69,305)
Proceeds from maturities of short-term investments	67,259	24,542
Net cash used in investing activities	(46,094)	(45,578)
Cash flows from financing activities:
Proceeds related to employee benefit plans	5,293	3,172
Restricted stock unit withholdings	(22,533)	(17,766)
Net cash used in financing activities	(17,240)	(14,594)
Net decrease in cash, cash equivalents, and restricted cash	(32,967)	(94,955)
Cash, cash equivalents, and restricted cash, at beginning of period	88,179	179,856
Cash, cash equivalents, and restricted cash, at end of period	$55,212	$84,901
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$51,133	$80,773
Restricted cash	4,079	4,128
Total cash, cash equivalents, and restricted cash	$55,212	$84,901
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$726	$209

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended October 1, 2023 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to such policies during the nine months ended October 1, 2023.

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

There were no accounting pronouncements adopted during the nine months ended October 1, 2023.

Accounting Pronouncements Not Yet Effective

We have considered all recent accounting pronouncements issued, but not yet effective, and do not expect any to have a material effect on our financial statements and related disclosures.

Note 3.    Revenue

Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied as of October 1, 2023:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$18,920	$24	$4	$18,948

The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
For the nine months ended October 1, 2023 and October 2, 2022, $131.8 million and $82.5 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $125.6 million and $101.2 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. Approximately $10.6 million and $13.6 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

During the five-year period that commenced on January 1, 2020, Verisure Sàrl (“Verisure”) has an aggregate purchase commitment of $500.0 million. As of October 1, 2023, $438.9 million of the purchase commitment has been fulfilled. Based on the Supply Agreement with Verisure, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of October 1, 2023, we had a backlog of $25.9 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next three months.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic regions.

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Americas	$79,948	$71,040	$214,716	$199,851
EMEA	42,887	52,542	122,317	157,000
APAC	7,168	4,575	19,050	15,036
Total	$130,003	$128,157	$356,083	$371,887

Note 4.    Balance Sheet Components

Short-term investments

	As of October 1, 2023				As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$74,679	$243	$(6)	$74,916	$29,849	$—	$(149)	$29,700

Accounts receivable, net

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
Gross accounts receivable	$70,645	$66,383
Allowance for credit losses	(332)	(423)
Total	$70,313	$65,960

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Balance at the beginning of the period	$322	$405	$423	$337
Provision for (release of) expected credit losses	10	(41)	(91)	27
Balance at the end of the period	$332	$364	$332	$364

Property and equipment, net

The components of property and equipment are as follows:

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
Machinery and equipment	$14,328	$12,696
Software	16,134	15,606
Computer equipment	3,766	3,992
Leasehold improvements	4,661	4,657
Furniture and fixtures	2,547	2,554
Total property and equipment, gross	41,436	39,505
Accumulated depreciation	(35,684)	(32,169)
Total property and equipment, net (1)	$5,752	$7,336
_________________________
(1)    $1.2 million and $1.7 million property and equipment, net, was included in the sublease arrangement for the San Jose office building as of October 1, 2023 and December 31, 2022, respectively.

Depreciation expense pertaining to property and equipment was $1.5 million and $3.8 million for the three and nine months ended October 1, 2023, and $1.1 million and $3.7 million for the three and nine months ended October 2, 2022.

Goodwill

We have determined that no event occurred or circumstances changed during the three and nine months ended October 1, 2023 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the three and nine months ended October 1, 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other non-current assets

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
Deferred income taxes	$1,126	$1,384
Sublease initial direct cost and adjustments	864	777
Other	1,630	1,920
Total	$3,620	$4,081

Accrued liabilities

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
Sales incentives	$27,526	$36,271
Sales returns	15,971	18,656
Compensation	12,509	15,556
Cloud and other costs	11,200	11,154
Operating lease liabilities	4,239	4,190
Professional services	2,827	3,703
Warranty obligations	1,114	1,174
Freight cost	1,406	1,050
Service cost	1,348	806
Restructuring charges	603	1,265
Other	7,256	5,030
Total	$85,999	$98,855

Other non-current liabilities

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
Non-current service cost	$1,289	$1,259
Non-current compensation	1,119	616
Non-current deferred revenue	28	212
Non-current income taxes payable	77	77
Other	805	785
Total	$3,318	$2,949

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$9,927	$12,614
Cash equivalents: U.S. Treasuries (<90 days)	257	20,274
Available-for-sale securities: U.S. Treasuries (1)	74,916	29,700
Total	$85,100	$62,588
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of October 1, 2023 and December 31, 2022, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

Note 6.     Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of October 1, 2023, we have substantially incurred all costs pertaining to restructuring activities, with related cash outflows extending until the fourth quarter of 2024.

The restructuring liabilities are included in accrued liabilities in our unaudited condensed consolidated balance sheets. Restructuring activities for the nine months ended October 1, 2023 are as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	634	506	117	11
Cash payments	(1,270)	(596)	(634)	(40)
Non-cash and other adjustments	(26)	—	—	(26)
Balance as of October 1, 2023	$603	$129	$474	$—
Total costs incurred inception to date	$2,688	$1,551	$1,073	$64

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of October 1, 2023, we had unused borrowing capacity of $14.4 million.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (a) until we achieve a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of October 1, 2023, we were in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of October 1, 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.     Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, data centers and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.5 million and $4.5 million for the three and nine months ended October 1, 2023, respectively, and $1.8 million and $5.4 million for the three and nine months ended October 2, 2022, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.5 million and $1.5 million for the three and nine months ended October 1, 2023 and October 2, 2022.

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
	October 1, 2023	October 2, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,274	$5,208
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,851	$2,670

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of
	October 1, 2023	December 31, 2022
Weighted average remaining lease term	5.1 years	5.1 years
Weighted average discount rate	5.74%	5.69%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of October 1, 2023 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2023 (Remaining three months)	$949	$(517)	$432
2024	5,673	(1,947)	3,726
2025	4,450	(2,006)	2,444
2026	4,602	(2,066)	2,536
2027	4,569	(2,322)	2,247
Thereafter	5,411	(3,620)	1,791
Total future lease payments	25,654	$(12,478)	$13,176
Less: interest	(3,445)
Present value of future minimum lease payments	$22,209

Accrued liabilities	$4,239
Non-current operating lease liabilities	17,970
Total lease liabilities	$22,209

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of October 1, 2023, we had approximately $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of October 1, 2023, we had approximately $32.9 million in non-cancelable purchase commitments with suppliers.

As of October 1, 2023, an additional $14.3 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been significant relative to the original order value. As of October 1, 2023, the loss liability from committed purchases was not material.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Balance at the beginning of the period	$1,093	$1,285	$1,174	$1,330
Provision for warranty obligations	86	(88)	141	25
Settlements	(65)	(76)	(201)	(234)
Balance at the end of the period	$1,114	$1,121	$1,114	$1,121

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

In the State Action, on May 5, 2021, the court held a status conference and instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”), who were the only Arlo stockholders to opt out of the federal settlement, to file an amended complaint by June 4, 2021. Plaintiffs filed their amended complaint, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders who purchased Arlo shares between December 3, 2018 and February 22, 2019. On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. Plaintiffs opposed on July 28, 2021, and the Arlo defendants replied on August 13, 2021. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal occurred before the California Court of Appeal, Sixth Appellate District. Plaintiffs-Appellants filed their opening brief on May 20, 2022. Defendants-Respondents filed their responding brief on August 18, 2022, and Plaintiffs-Appellants filed their reply brief on September 7, 2022. On April 13, 2023, the court heard oral argument on the appeal and the case was submitted. On May 5, 2023, the Court of Appeal affirmed by written order the trial court’s dismissal of the State Action based on the federal forum provision in Arlo’s certificate of incorporation and awarded costs to Arlo. On June 14, 2023, Plaintiffs filed a petition for review in the Supreme Court of California. Defendants-Respondents filed their answer to the petition for review on July 5, 2023, and Plaintiffs filed their reply in support of the petition for review on July 17, 2023. On July 19, 2023, the Supreme Court of California denied Plaintiffs’ petition for review and closed the case. The deadline for Plaintiffs to file a petition for writ of certiorari to the Supreme Court of the United States appealing the dismissal of the State Action was October 17, 2023. To our knowledge, no such petition has been filed.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of October 1, 2023 and December 31, 2022, we have not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to four years. As of October 1, 2023, approximately 3.6 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

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

The following table sets forth the available shares for grants as of October 1, 2023:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2022	4,213
Additional authorized shares	3,555
Granted	(8,062)
Forfeited / cancelled	506
Shares traded for taxes	3,394
Shares available for grants as of October 1, 2023	3,606

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. As of October 1, 2023, 2.0 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the nine months ended October 1, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	2,082	$10.24
Granted	—	$—
Exercised	(513)	$7.15
Forfeited / cancelled	—	$—
Expired	(12)	$7.55
Outstanding as of October 1, 2023	1,557	$11.28
Vested and expected to vest as of October 1, 2023	1,557	$11.28
Exercisable Options as of October 1, 2023	1,557	$11.28

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity, excluding PSU activity, during the nine months ended October 1, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	9,487	$6.36
Granted	6,015	$5.10
Vested	(5,914)	$5.50
Forfeited	(494)	$6.27
Outstanding as of October 1, 2023	9,094	$6.09

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

PSU activity during the nine months ended October 1, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	4,041	$6.22
Granted	2,050	$4.56
Vested	(2,202)	$5.54
Forfeited	(3)	$8.28
Outstanding as of October 1, 2023	3,886	$5.73

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
Cost of revenue	$868	$1,365	$2,696	$3,610
Research and development	2,847	2,679	10,069	8,602
Sales and marketing	1,224	1,389	4,616	4,559
General and administrative	5,348	4,520	20,470	15,016
Total	$10,287	$9,953	$37,851	$31,787

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of October 1, 2023, there was no unrecognized compensation cost related to stock options. Approximately $65.7 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.0 years as of October 1, 2023.

Note 10.     Income Taxes

The provision for income taxes for the three and nine months ended October 1, 2023 was $0.03 million and $1.04 million, or an effective tax rate of (2.7)% and (4.8)%. The provision for income taxes for the three and nine months ended October 2, 2022 was $0.3 million and $0.7 million, or an effective tax rate of (2.2)% and (2.2)%. During the three and nine months ended October 1, 2023 and October 2, 2022, we sustained U.S. book losses. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. Provision for income taxes decreased for the three months ended October 1, 2023, compared to the prior year period and increased for the nine months ended October 1, 2023, compared to the prior year period, primarily due to (i) the higher U.S. earnings, (ii) the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses, which increase was recognized mostly in the first quarter of 2023, and (iii) the recognition of a tax benefit from return to provision adjustments in the third quarter of 2023.

Note 11.     Net Loss Per Share

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands, except per share data)
Numerator:
Net loss	$(1,120)	$(14,435)	$(22,728)	$(34,471)
Denominator:
Weighted average common shares - basic and dilutive	94,243	88,124	92,069	86,677
Basic and diluted net loss per share	$(0.01)	$(0.16)	$(0.25)	$(0.40)

Anti-dilutive employee stock-based awards, excluded	989	8,400	2,137	2,610

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

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(In thousands)
United States	$79,775	$71,040	$213,804	$196,276
Spain	32,802	38,889	90,923	103,598
Ireland	3,535	8,616	12,521	41,368
Other countries	13,891	9,612	38,835	30,645
Total	$130,003	$128,157	$356,083	$371,887

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	October 1, 2023	December 31, 2022
	(In thousands)
United States	$14,684	$17,762
Other countries	3,258	2,383
Total	$17,942	$20,145

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

Business and Executive Overview

Arlo combines an intelligent cloud infrastructure and mobile app with a variety of smart connected devices that are transforming the way people experience the connected lifestyle. Arlo’s deep expertise in product design, wireless connectivity, cloud infrastructure and cutting-edge AI capabilities focuses on delivering a seamless, smart home experience for Arlo users that is easy to setup and interact with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection. Since the launch of our first product in December 2014, we have shipped over 30.7 million smart connected devices. As of October 1, 2023, the Arlo platform had approximately 8.2 million cumulative registered accounts across more than 100 countries around the world coupled with 2.5 million cumulative paid subscribers and annual recurring revenue of $200.0 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the three months ended October 1, 2023 and October 2, 2022, we generated total revenue of $130.0 million and $128.2 million, respectively. Loss from operations was $2.3 million and $14.4 million for the three months ended October 1, 2023 and October 2, 2022, respectively. For the nine months ended October 1, 2023 and October 2, 2022, we generated total revenue of $356.1 million and $371.9 million, respectively. Loss from operations was $24.4 million and $34.5 million for the nine months ended October 1, 2023 and October 2, 2022, respectively.

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

	As of and for the Three Months Ended
	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Cumulative registered accounts	8,193	18.2%	6,930
Cumulative paid accounts (1)	2,486	48.6%	1,673
Annual recurring revenue	$199,993	59.5%	$125,402
_________________________
(1)     The number of cumulative paid accounts as of October 1, 2023 included paid accounts managed by Verisure Sàrl (“Verisure”) in our EMEA region which are now onboarded with us. This does not have an impact to our financial statements and key business metrics other than our number of cumulative paid accounts.

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

Impact of Global Geopolitical, Economic and Business Conditions

During the nine months ended October 1, 2023, we remained focused on the ongoing conflict in Ukraine, hostilities in the Middle East, supply chain disruptions, inflation, fluctuating consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing or reducing excess office space. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, hostilities in the Middle East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates and current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	October 1, 2023		October 2, 2022		October 1, 2023		October 2, 2022
	(In thousands, except percentage data)
Revenue:
Products	$78,961	60.7%	$92,720	72.3%	$210,770	59.2%	$273,736	73.6%
Services	51,042	39.3%	35,437	27.7%	145,313	40.8%	98,151	26.4%
Total revenue	130,003	100.0%	128,157	100.0%	356,083	100.0%	371,887	100.0%
Cost of revenue:
Products	73,335	56.4%	79,386	61.9%	197,520	55.5%	233,992	62.9%
Services	13,529	10.4%	12,021	9.4%	38,349	10.8%	33,830	9.1%
Total cost of revenue	86,864	66.8%	91,407	71.3%	235,869	66.2%	267,822	72.0%
Gross profit	43,139	33.2%	36,750	28.7%	120,214	33.8%	104,065	28.0%
Operating expenses:
Research and development	16,829	12.9%	16,471	12.9%	52,197	14.7%	50,252	13.5%
Sales and marketing	15,863	12.2%	22,193	17.3%	48,137	13.5%	49,867	13.4%
General and administrative	12,460	9.6%	12,253	9.6%	43,089	12.1%	38,023	10.3%
Others	263	0.3%	273	0.2%	1,236	0.4%	377	0.1%
Total operating expenses	45,415	35.0%	51,190	40.0%	144,659	40.7%	138,519	37.3%
Loss from operations	(2,276)	(1.8)%	(14,440)	(11.3)%	(24,445)	(6.9)%	(34,454)	(9.3)%
Interest income, net	1,175	0.9%	290	0.2%	2,736	0.8%	414	0.1%
Other income, net	10	—%	19	0.0%	23	—%	314	0.1%
Loss before income taxes	(1,091)	(0.9)%	(14,131)	(11.1)%	(21,686)	(6.1)%	(33,726)	(9.1)%
Provision for income taxes	29	—%	304	0.2%	1,042	0.3%	745	0.2%
Net loss	$(1,120)	(0.9)%	$(14,435)	(11.3)%	$(22,728)	(6.4)%	$(34,471)	(9.3)%

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

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Americas	$79,948	12.5%	$71,040	$214,716	7.4%	$199,851
Percentage of revenue	61.5%		55.4%	60.3%		53.7%
EMEA	42,887	(18.4)%	52,542	122,317	(22.1)%	157,000
Percentage of revenue	33.0%		41.0%	34.4%		42.2%
APAC	7,168	56.7%	4,575	19,050	26.7%	15,036
Percentage of revenue	5.5%		3.6%	5.3%		4.1%
Total revenue	$130,003	1.4%	$128,157	$356,083	(4.2)%	$371,887

Product revenue decreased by $13.8 million, or 14.8% and $63.0 million, or 23.0% for the three and nine months ended October 1, 2023 compared to the prior year periods. The declines were experienced mainly in EMEA and Americas primarily driven by a reduction in the average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with a shift in product mix driven by the softening consumer demand as a result of current macro-economic factors and seasonality. This decline in revenue was partially offset by the revenue generated from the launch of the Essential 2 camera portfolio during the three months ended October 1, 2023.

Service revenue increased in all regions by $15.6 million, or 44.0% and $47.2 million, or 48.1% for the three and nine months ended October 1, 2023 compared to the prior year periods, primarily due to increases in (1) cumulative paid accounts of 48.6%, and (2) rates for our subscription plans.

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

The following table presents cost of revenue and gross margin for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Cost of revenue:
Products	$73,335	(7.6)%	$79,386	$197,520	(15.6)%	$233,992
Services	13,529	12.5%	12,021	38,349	13.4%	33,830
Total cost of revenue	$86,864	(5.0)%	$91,407	$235,869	(11.9)%	$267,822

Product cost of revenue decreased 7.6% and 15.6% for the three and nine months ended October 1, 2023 compared to the prior year periods, respectively, primarily due to decreases in product shipments coupled with decreases in freight-in costs due to normalization of the supply chain and utilization of ocean freight, partially offset by increases in inventory reserves.

Service cost of revenue increased 12.5% and 13.4% for the three and nine months ended October 1, 2023 compared to the prior year periods, respectively, primarily due to service revenue growth as a result of increases in (1) cumulative paid accounts of 48.6%, and (2) rates for our subscription plans, partially offset by cost optimizations.

Gross Profit

The following table presents gross profit for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Gross profit:
Products	$5,626	(57.8)%	$13,334	$13,250	(66.7)%	$39,744
Services	37,513	60.2%	23,416	106,964	66.3%	64,321
Total gross profit	$43,139	17.4%	$36,750	$120,214	15.5%	$104,065
Gross margin percentage:
Products	7.1%		14.4%	6.3%		14.5%
Services	73.5%		66.1%	73.6%		65.5%
Total gross margin	33.2%		28.7%	33.8%		28.0%

Product gross profit decreased for the three and nine months ended October 1, 2023 compared to the prior year periods, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with a shift in product mix driven by the softening consumer demand as a result of current macro-economic factors. The product gross profit decrease was partially offset by the decrease in freight-in costs due to normalization of the supply chain and utilization of ocean freight.

Service gross profit increased for the three and nine months ended October 1, 2023 compared to the prior year periods, primarily due to service revenue growth in all regions as a result of increases in (1) cumulative paid accounts of 48.6%, and (2) rates for our subscription plans, as well as cost optimizations.

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

The following table presents research and development expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Research and development expense	$16,829	2.2%	$16,471	$52,197	3.9%	$50,252

Research and development expense increased by $0.4 million for the three months ended October 1, 2023 compared to the prior year period, primarily due to an increase of $0.6 million in personnel-related expenses mainly from increase in base compensation as a result of headcount increase, partially offset by a decrease of $0.2 million in professional services.

Research and development expense increased by $1.9 million for the nine months ended October 1, 2023 compared to the prior year period, primarily due to an increase of $3.1 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by a decrease of $1.0 million in corporate IT and facilities overhead.

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

The following table presents sales and marketing expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Sales and marketing expense	$15,863	(28.5)%	$22,193	$48,137	(3.5)%	$49,867

Sales and marketing expense decreased $6.3 million for the three months ended October 1, 2023 compared to the prior year period, primarily due to decreases of $7.5 million in marketing expenditures as a result of the suspension of our brand awareness advertising campaign, partially offset by increases of $0.5 million in customer care services and $0.5 million in credit card processing fees as a result of increases in Arlo.com store sales and paid subscriber accounts.

Sales and marketing expense decreased $1.7 million for the nine months ended October 1, 2023 compared to the prior year period, primarily due to decreases of $5.7 million in marketing expenditures as a result of the suspension of our brand awareness advertising campaign, partially offset by increases of $1.7 million in credit card processing fees as a result of increases in Arlo.com store sales and paid subscriber accounts, $1.6 million in customer care services, and $1.4 million in freight-out expenses.

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

The following table presents general and administrative expense for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
General and administrative expense	$12,460	1.7%	$12,253	$43,089	13.3%	$38,023

General and administrative expense increased $0.2 million for the three months ended October 1, 2023 compared to the prior year period, primarily due to an increase of $0.8 million in personnel-related expenses mainly from stock-based compensation, partially offset by decreases of $0.6 million in professional consulting services and corporate IT and facilities overhead.

General and administrative expense increased $5.1 million for the nine months ended October 1, 2023 compared to the prior year period, primarily due to an increase of $7.4 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by decreases of $2.3 million in corporate IT and facilities overhead and professional consulting services.

Others

Others include separation expense, which consists primarily of costs of legal and professional services and restructuring charges, which consist of severance costs and office exit expense associated with the abandonment of certain lease contracts.

Interest Income and Other Income, Net

The following table presents interest income and other income, net for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Interest income, net	$1,175	**	$290	2,736	**	414
Other income, net	$10	(47.4)%	$19	23	(92.7)%	314
**Percentage change not meaningful.

Interest income, net increased for the three and nine months ended October 1, 2023 compared to the prior year periods, primarily due to the increase in our short-term investments as well as a result of higher interest rates.

Provision for Income Taxes

The following table presents provision for income taxes for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
	(In thousands, except percentage data)
Provision for income taxes	$29	(90.5)%	$304	$1,042	39.9%	$745
Effective tax rate	(2.7)%		(2.2)%	(4.8)%		(2.2)%

Provision for income taxes decreased for the three months ended October 1, 2023, compared to the prior year period and increased for the nine months ended October 1, 2023, compared to the prior year period, primarily due to (i) the higher U.S. earnings, (ii) the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses, which increase was recognized mostly in the first quarter of 2023, and (iii) the recognition of a tax benefit from return to provision adjustments in the third quarter of 2023. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Liquidity and Capital Resources

As of October 1, 2023, our cash and cash equivalents and short-term investments totaled $126.0 million and we had unused borrowing capacity of $14.4 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may incur operating and net losses in the future. As of October 1, 2023, our accumulated deficit was $368.2 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

Material Cash Requirements

We believe that our existing sources of liquidity will be sufficient to meet our anticipated cash requirements for at least the next 12 months and beyond. However, in the future we may require or desire additional funds to support our operating expenses and capital requirements. To the extent that current and anticipated future sources of liquidity are insufficient, we may seek to raise additional funds through public or private equity. We have no commitments to obtain such additional financing and cannot provide assurance that additional financing will be available at all or, if available, that such financing would be obtainable on terms favorable to us and would not be dilutive.

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

Cash Flow

The following table presents our cash flows for the periods presented:

	Nine Months Ended
	October 1, 2023	October 2, 2022
	(In thousands)
Net cash provided by (used in) operating activities	$30,367	$(34,783)
Net cash used in investing activities	(46,094)	(45,578)
Net cash used in financing activities	(17,240)	(14,594)
Net cash decrease	$(32,967)	$(94,955)

Operating activities

Net cash provided by operating activities increased by $65.2 million for the nine months ended October 1, 2023 compared to the prior year period, primarily due to improved profitability and changes in working capital as a result of an increase in our service revenue driven by growth in paid accounts and increased subscription rates and lower payments to our suppliers and vendors.

Investing activities

Net cash used in investing activities increased by $0.5 million for the nine months ended October 1, 2023 compared to the prior year period, primarily due to an increase in purchases of property and equipment, partially offset by a decrease in net purchases, and maturities of short-term investments.

Financing activities

Net cash used in financing activities increased by $2.6 million for the nine months ended October 1, 2023 compared to the prior year period, primarily due to the increase in withholding tax from restricted stock unit releases, partially offset by higher proceeds related to employee benefit plans.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates during the nine months ended October 1, 2023, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 1, 2023, there were no material changes to our market risk disclosures as set forth in Part II Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” During the nine months ended October 1, 2023, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5.    Other Information

Trading Arrangements

During the quarter ended October 1, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo's securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Action Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Jocelyn Carter-Miller, Director	Adoption	August 30, 2023 (3)	X		51,629	December 31, 2024
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

Date: November 9, 2023