Form 10-K
period 2023-12-31
Arlo Technologies, Inc.
filed 2024-02-29
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 2, 2023 was $981.4 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 30, 2023 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of the registrant's common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 96,171,157 shares as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Arlo Technologies, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2023

Note About Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 below, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in Part I, Item 1A below, and elsewhere in this Annual Report on Form 10-K, including, among other things: health epidemics and other outbreaks could significantly disrupt our operations; future demand for our products may be lower than anticipated; consumers may choose not to adopt our new product offerings or adopt competing products; the actual price, performance and ease of use of our products may not meet the price, performance and ease of use requirements of consumers; our dependence on certain significant customers; our reliance on a limited number of third-party suppliers and manufacturers; new cyber threats may challenge the effectiveness or threaten the security of our products; the collaboration with Verisure may not continue to be successful; we may overestimate our ability to maintain, protect, and enhance our intellectual property; our efforts to retain key personnel and to attract, retain and motivate qualified personnel with technical, operational and leadership expertise may not be successful; and our business strategies and development plans may not be successful. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, such information may be limited or incomplete, and we assume no obligation to update any such forward-looking statements. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

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

•We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, we could lose or fail to grow our market share and our brand may suffer.

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

PART I

Item 1. Business

Overview

Arlo Technologies, Inc. (“we” or “Arlo”) is transforming the ways in which people can protect everything that matters to them with advanced home, business, and personal security services that combine a globally scaled cloud platform, advanced monitoring and analytics capabilities, and award-winning app-controlled devices to create a personalized security ecosystem. Arlo’s deep expertise in cloud services, cutting-edge AI and computer vision analytics, wireless connectivity and intuitive user experience design delivers seamless, smart home security for Arlo users that is easy to setup and engage with every day. Our highly secure, cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection – all rooted in a commitment to safeguard privacy for our users and their personal data.

To date, we have launched subscription services such as Arlo Secure, Arlo Total Security, and Arlo Safe, and several categories of award-winning smart security devices, including smart Wi-Fi and LTE-enabled cameras, video doorbells, floodlight cameras and home security systems. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, IFTTT, Stringify and Samsung SmartThings. We plan to continue to introduce new smart security devices to the Arlo platform both in cameras and other categories, increase the number of registered accounts on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

Market

Our total addressable market consists of individuals and business owners who use smart security devices to protect their loved ones and property. Outside of the home, we have seen adoption of our cellular-enabled products in a variety of use cases, such as neighborhood watch, construction site monitoring, wildlife and outdoor trail surveillance and event monitoring. We believe the small business, government and direct home monitoring channels provide growth areas for us in addition to our retail and e-commerce presence. Our Software as a Service (“SaaS”) solution includes Arlo Secure, a subscription service with coverage for unlimited cameras and an enhanced Emergency Response solution, Arlo Total Security, a comprehensive subscription service with professional monitoring and security hardware, Arlo Safe, a personal safety service with panic button accessory, as well as Arlo SmartCloud, a solution that delivers highly efficient and secure cloud services at scale. We believe we are well-positioned to extend our current reach to the broader IoT market both within and beyond the home as we continue to launch new products and services within our smart security platform.

 Services

Arlo Secure

Arlo Secure is our subscription service that provides advanced AI-based detection, DIY home security as well as professional monitoring, and an enhanced Emergency Response capability. These premium services boast support for unlimited household security devices, along with advanced AI object detection, and smarter, more interactive notifications. Additionally, the new 24/7, one-touch Emergency Response is available with the Secure Plus and Safe and Secure Pro plans, enabling Arlo users to directly dispatch first responders during an emergency for quicker action. A trial period of Arlo Secure is provided with various Arlo cameras, home security, and doorbell products. The features of Arlo Secure subscriptions include:

•Emergency Response (Secure Plus plan) – With one touch in the Arlo Secure App, users can directly dispatch fire, police, or medical responders to the camera’s location. If directed by the user, Arlo’s Emergency Response team can also provide critical location information to responders en route to better prepare them, such as gate codes, medical conditions of family members, and pet details.

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

•Advanced Object Detection – Arlo processes and filters 200 million events each day through advanced object detection backed by visual artificial intelligence, allowing for better recognition of people, packages, vehicles, and animals to add key context to notifications and reduce unwanted alerts.

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

Arlo Total Security

Arlo Total Security is a comprehensive subscription service that offers 24/7 professional monitoring and security hardware with affordable monthly pricing and no upfront costs. At the heart of this innovative subscription service is Arlo’s Home Security System, which uses a first-of-its-kind, all-in-one multi-sensor capable of eight different sensing functions. With its all-in-one design, the Arlo multi-sensor can be placed anywhere—from walls to windows and doors, to underneath sinks and water heaters—to detect motion, door/window openings and tilt, water leaks, freezing temperatures, lighting changes and T3/T4 smoke/CO alarm audio sirens. Managed through the Arlo Secure App, the award-winning security system pairs with Arlo's advanced video security cameras, such as the Arlo Pro 5s, to enable video verification by 24/7 Professional Monitoring security experts of an emergency situation – a growing requirement across municipalities to reduce false alarms and unnecessary utilization of emergency services.

Arlo Safe

Arlo Safe is a personal safety service with a panic button accessory featuring one-tap, 24/7 Emergency Response, family safety, automatic crash detection and more. Ideal for everyone from city dwellers walking home at night, to college students out with friends, teenagers walking to/from school, daily commuters, or even elderly family members, Arlo Safe is an all-encompassing 24/7 personal safety solution for ultimate peace of mind while on the go. Features including 24/7 live agent emergency support, location sharing, family check-ins, and safety alerts provide on-the-go protection to keep the user safe in a time of need. Working in tandem with the Arlo Safe app, the Arlo Safe button can be used to alert safety experts and rapidly send emergency responders to the user’s location anytime, day or night. The features of Arlo Safe subscriptions include:

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

Other Services

Arlo SmartCloud is a SaaS solution that delivers scalable security cloud services for business. Its comprehensive offering includes computer vision, multi-object detection, audio analysis, security services, scaled storage and numerous ecosystem integrations. Arlo SmartCloud is a fully managed robust global platform built for security, scalability, and reliability that can be deployed as part of advanced subscription services for hardware companies, automotive companies, service providers, insurance companies, home builders, smart communities, smart cities, traditional security companies, and other related verticals.

Our services also include certain development services provided to Verisure under a Non-recurring Engineering arrangement, including development of certain custom products specified by Verisure.

Products

Smart Security Devices

Arlo Essential Cameras and Doorbells (2nd Generation), released in the third quarter of 2023, deliver smart home protection for everyone at an incredible value. The new lineup features the Arlo Essential XL Outdoor Camera with 4X the battery life of the new standard Essential Outdoor Camera, as well as a new Essential Indoor Camera with an automated privacy shield. A new Video Doorbell with head-to-toe 180-degree field of view is also available. The all-new second generation Essential cameras and doorbells offer several new advancements, with up to 2K video resolution, providing customers with powerful smart home security solutions at affordable price points. Additionally, each device features USB-C connections for easy re-charging, and a new quick set-up process using Bluetooth for a faster, easier onboarding experience.

Arlo Home Security System, released in the fourth quarter of 2022, is a first-of-its-kind smart security system featuring the Arlo All-in-One Multi-Sensor capable of eight different sensing functions. The system, which is managed through the Arlo Secure App, pairs with Arlo's new 24/7 Professional Monitoring service, granting one-tap access to highly trained Security Experts who monitor and respond to emergency situations. Able to be placed anywhere, from walls to windows and doors, to under sinks and water heaters, the simple-to-install wireless multi-sensor can detect motion, door/window openings and tilt, water leaks, freezing temperatures, lighting changes and T3/T4 smoke/CO alarm audio sirens.

Arlo Pro 5S, released in the fourth quarter of 2022, is an all-new Wireless Security Camera with advanced 2K video resolution. The latest addition to the award-winning Pro series, Pro 5S boasts tri-band connectivity - operating via dual-band Wi-Fi and Arlo SecureLink technology. Pro 5S is backed by the Arlo Secure App which features an all-new, highly intuitive interface that streamlines access to critical tools like Emergency Response. Since Pro 5S operates on the lowest power band when in sleep mode, users will appreciate significant battery life improvements. Additionally, tri-band connectivity provides longer Wi-Fi range, and mitigates RF interference and active jamming attempts while maximizing picture quality. Pro 5S seamlessly pairs with other SecureLink devices for continuous security and connectivity, even during power and internet outages.

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

Arlo Accessories

Security System Accessories provide added functionality to the Arlo Security System for added peace of mind. The Wire-Free Outdoor Siren extends protection outside of the home with a loud wire-free siren featuring a weather-resistant design, built-in strobe and adjustable volume settings. The Arlo Cellular and Battery Backup module gives the Arlo Security System up to 12 hours of power during outages and stacks discretely beneath the Security System hub for a sleek all-in-on design.

Charging Accessories are designed to offer additional convenient ways to keep Arlo wire-free cameras up and running even longer. With the Arlo Charging Station, users can charge up to two batteries with fast-charging technology so there is always a battery ready to go. For those looking to eliminate battery swaps entirely, the mountable and weather-resistant Arlo Solar Panel connects to various Arlo cameras to keep batteries charged with just a few hours of direct sunlight.

Mounts feature innovative designs that allow users to mount their cameras outdoors or indoors, on ceilings or countertops. The Arlo Anti-Theft Mount enables users to lock their Arlo camera in place to prevent tampering and theft. Additional outdoor, tabletop, and other adjustable mounts give users added flexibility to customize their camera position to suit any unique location they need to monitor.

Sales Channels

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, broadcast channels, wireless carriers, security solution providers as well as directly to consumers through our own online store.

Retailers. We sell to traditional and online retailers, either directly or through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, including digital and traditional media, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc., Walmart, Inc., and Costco Wholesale Corporation and their affiliates.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, wireless carriers and broadcast channels. We sell directly to our distributors, including Ingram Micro, Inc., D&H Distributing Company and Synnex Corporation.

Broadcast Channels. We also sell our products through TV shopping networks such as HSN and QVC.

Wireless Carriers. We supply our products to major wireless carriers around the world, including AT&T, T-Mobile, Verizon, Telstra and Vodafone. This sales channel is and will continue to be the key route-to-market for our current portable LTE-enabled camera and any future cellular-enabled security solutions.

Security Solution Providers. We sell our products and services to security solution providers, including Verisure, from which we derived 33.5% of our revenue in 2023.

Arlo.com. In the third quarter of 2019, we launched our online direct to consumer store to sell our products directly to our customers. We also sell our subscription services, such as Arlo Secure, Arlo Total Security, and Arlo Safe, directly to consumers.

Agreement with Verisure

Verisure is the exclusive distributor of our products in Europe for all retail channels and direct channels in connection with Verisure’s security business. During the five-year period that commenced on January 1, 2020, Verisure has an aggregate purchase commitment of $500.0 million. As of December 31, 2023, $469.8 million of the purchase commitment has been fulfilled. Based on the Supply Agreement with Verisure, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of December 31, 2023, we had a backlog of $52.3 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next twelve months.

Competition

We believe we are well-positioned to compete within the broader smart security market, both within and beyond the home as we continue to launch new product lines and services on our highly secure, globally-scaled platform. However, our market is highly competitive and evolving, and we expect competition to increase in the future. We believe the principal competitive factors impacting the market for our products and services include price, service offerings, functionality, brand, technology, design, distribution channels and customer service.

We believe that we compete favorably in these areas based on our market position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Infineon Technologies AG, OmniVision Technologies Inc., Realtek and Qualcomm Incorporated. Moreover, our focus on building a smart security platform, combined with our leadership in innovation in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce smart security devices or services. Nevertheless, the smart security market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Ring and Blink) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T and Comcast; and other companies, such as TP Link, Eufy and Wyze.

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

Research and Development

We are passionate about developing new and innovative products and services that enhance the smart security experience. Our research and development team collaborates with our product team to design and build differentiated new products and improve upon our existing products and services. Our goal is to create unique user experiences within the smart security market. For example, our original Arlo camera was the world’s first commercially available 100% battery-operated Wi-Fi security camera with 720p HD video, IP65-rated weather resistance and night vision. The groundbreaking nature of the product, first launched in December 2014, gathered critical acclaim and market success. Our research and development team has taken this same approach to all of our subsequent product releases, constantly innovating to stay competitive.

As of December 31, 2023, our research and development staff consisted of 148 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, radio frequency engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We also engage and contract with certain third parties, such as ITS Partner LLC, e-Infochips Ltd., and Elinext Software Ltd. on research and development. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

Manufacturing

While all of our products are primarily designed in North America, we currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Alpha Networks Inc., Pegatron Corporation, and Chicony Electronics Co., Ltd., which are all headquartered in Asia. Although we do not have any long-term purchase contracts, we have executed master product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, division of each party’s intellectual property and product quality requirements. As we expand our product portfolio, we continue to explore new potential manufacturing partners that may provide us with competitive advantages on technology and cost. Since we outsource our manufacturing, we have the flexibility and ability to adapt to market changes, product supply and component pricing while keeping our costs low. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Vietnam and Taiwan, which is responsible for auditing and inspecting process and product quality on the premises of our manufacturers. Our strategic relationships with our manufacturers are an important component of our ability to introduce new products and grow our business.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations teams based in the United States, Ireland, Taiwan, and Vietnam coordinate with our manufacturers’ engineering, manufacturing and quality control personnel to develop the requisite manufacturing processes, quality checks and testing and general oversight of the manufacturing activities. We believe this model has enabled us to quickly and efficiently deliver high-quality and innovative products, while enabling us to minimize costs and manage inventory.

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam, Thailand, and Indonesia, and shipped to our logistics hubs located in the United States, Hong Kong, and Australia. Our operations team coordinates with our manufacturers to ensure that the shipment of our products from the manufacturers to these logistics hubs meets customer demand.

Marketing

Our marketing programs are focused on building global brand awareness, increasing product adoption and driving sales. Our marketing efforts target individuals interested in a smart security solution. We also increase brand awareness by augmenting word-of-mouth recommendations from Arlo customers and key influencers, interact digitally with current and prospective customers and maintain and develop our strong channel partnerships and strong shelf presence. We collaborate with our retail partners on market development activities to drive in-store and online engagement with the brand and drive purchases.

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

Seasonality

Historically, we have generated higher product revenue in the third and fourth quarters of each year compared to the first and second quarters due to seasonal demand from consumer markets, primarily relating to the beginning of the school year and the holiday season. For example, for the years ended December 31, 2023, 2022 and 2021, our third and fourth quarters collectively represented 54.0%, 50.3% and 58.4%, respectively, of our revenue for such years. Therefore, timely and effective product introductions are critical to our results of operations.

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

We currently hold 113 issued United States patents, 59 pending United States patent applications, 51 international patents, including patents issued by China and the EU, 34 pending patent applications outside of the United States. All the patents and patent applications generally relate to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have seven registered trademarks and three pending trademark applications in the United States, as well as 80 registered trademarks and 25 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in 13 countries: the United States, Argentina, Australia, Brazil, Canada, Chile, China, Japan, Mexico, New Zealand, Peru, Singapore, and Trinidad and Tobago, as well as the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

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

Environmental, Social, and Governance

We believe responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting and supporting our people, our environment, and our communities. That commitment is reflected through various corporate initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly recognized focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our services and products which help reduce carbon footprints and enhance road safety, and our impactful and globally integrated ethics and compliance program.

Our adoption of environmental, social and governance (“ESG”) practices is based on several principles that help position our business for long-term, sustainable success. We believe a holistic ESG approach creates competitive advantages over business rivals as our partners, suppliers, and customers increasingly look to build relationships with companies that boast sustainable and adaptable business operations.

Environmental

We are committed to providing customers with high quality products, conducting operations in a socially responsible, ethical, and sustainable manner to protect the environment and promoting compliance with all relevant regulations, customer specifications, and environmental legislation. This commitment continues to be a driving force at our company, and a principle that is deeply ingrained in our values.

As we continue to further implement our ESG and Sustainability program, we have experienced an improvement in our management of our environmental practices. Our environmental programs have received low-risk ratings from prominent ESG ratings agencies, demonstrating our continued efforts to integrate ESG into our business. We strive for continuous improvement by establishing internal targets and timelines to improve our carbon footprint which we expect will help improve our risk ratings even further. Additionally, our engagement with the various stakeholders including ESG rating agencies, have enabled us to expand the scope of analysis in our annual ESG reporting to our external stakeholders.

Social

We believe in fostering a culture of fairness and inclusion both within our company and throughout our supplier network. We prioritize open communication and collaboration with our employees and partners to address any concerns related to recruitment, working hours, compensation, discrimination, and the freedom to associate. By working closely together, we strive to create a welcoming and respectful work environment, both within our organization and beyond, promoting equal and humane treatment both within our company as well as at our suppliers. We work with our employees and partners closely to resolve any issues with respect to recruitment, working hours, compensation, discrimination, and freedom of association, hence ensuring a respectable working environment internally and externally.

We believe we can play a crucial role in driving positive social change and, in our commitment to the humane treatment of employees globally, we have continued to administer our Conflict Mineral Program. All of our employees and our ODMs are expected to follow the requirements of the Conflict Minerals Program, improve employee practices, and maintain tight control over supply chain relationships to ensure compliance in accordance with the Organization for Economic Co-operation and Development (“OECD”).

In addition, we have a zero tolerance policy for both forced labor and human trafficking. In an effort to support the California Transparency in Supply Chains Act of 2010 (“SB657”) and to confront slavery, we have committed to assess risks related to our supply chain and our direct commercial suppliers and to evaluate suppliers’ compliance with the Arlo Technologies Supplier Code of Conduct via periodic audits.

We are committed to fostering a diverse and inclusive workplace by implementing policies and programs that promote diversity in hiring, provide equal opportunities for career advancement, and create a supportive environment for underrepresented groups. Our commitment to inclusion and diversity has resulted in a significant increase in the total number of women in our workforce, a sizable uptick in the number of Women in Tech, and a meaningful rise in the number of women in leadership roles. We continue to seek opportunities to ensure we are bringing in diverse viewpoints to the conversation, because we believe those efforts support a long-term and sustainable track record of operational success. We prioritize the well-being of employees by offering comprehensive benefits, promoting work-life balance, providing mental health support, and fostering a culture that values employee health and professional development.

We believe another measure of success is having a positive impact on community stakeholders. Our leadership team and employees have made the commitment to work closely with local charities in their communities to support philanthropic initiatives, such as fundraising for humanitarian crises and working with young people with autism and other learning difficulties. Charitable giving is a core part of our community outreach and we expect to continue those efforts. Another action we have undertaken in community empowerment is supporting minority businesses and local suppliers. We are committed to supporting marginalized communities, including racial and ethnic minorities, LGBTQ+ individuals, refugees and immigrants, by advocating for their rights and providing resources and support.

Governance

We are committed to providing customers with high quality products that comply with regulatory laws, directives, standards and industry regulations. Our products, including Verisure's Arlo branded products, go through rigorous testing and certification processes to achieve regulatory compliance.

Ethics are a key element in our Corporate Social Responsibility Program. Our Code of Ethics serves as a foundation of our corporate governance policy and provides guidance on standard business conduct for all of our employees and partners. We demonstrate transparency and accountability, which are core components of our business, in our corporate governance, decision-making processes, and reporting practices, including regular disclosure of social and environmental impact metrics and engagement with stakeholders.

All of our employees are required to take and pass yearly training courses on Anti-Bribery and Anti-Corruption to ensure they understand the importance of following local laws and regulations with respect to those topics.

In addition, we and our manufacturing partners are committed to meeting ISO standards and maintaining ISO 9001 and/or ISO 14001 certifications.

We are committed to ethical practices in the development and deployment of technology, including responsible data handling, protection of user privacy, and avoidance of harmful applications such as surveillance or discrimination algorithms.

Without an effective and efficient management system, we would not be able to optimize the value of the Corporate Social Responsibility Program and fulfill our responsibility as a loyal global citizen. Our program includes review of management system in the areas of Ethics, Labor and Environment, and Health and Safety to help establish an organized framework for identifying, evaluating and remediating issues as they arise.

Our Nominating and Corporate Governance Committee has oversight over reviewing our practices and initiatives with respect to ESG matters that are expected to have a significant impact on us.

Human Capital Resources

Our human capital measures and objectives, which are used to drive our business results focus on our talent and culture as we look to develop the Arlo workforce for the future. We nurture our talent through carefully crafted processes that build effective compensation arrangements and drive culture and purpose at Arlo. This then translates into our performance management and reward systems. We aim to have the right people in the right roles at the right time to drive our business outcomes, ensuring top diverse talent for our critical roles. We embed Diversity, Equity and Inclusion into our culture strategy. It is a key pillar in our employee value proposition in line with our talent philosophy. Other key pillars in our value proposition include providing an inclusive and flexible workplace and providing the right development opportunities. We also believe in leadership excellence as we connect our group success with individual performance. We strive to attract and retain exceptionally talented, diverse, and ethical employees, and we are proud of the culture we have built. We continue to shape our desired experience, in line with the promised employee value proposition and desired culture to drive engagement and high performance. We believe that great teams make great products and as such, our talented employees, located throughout the United States, Canada, Australia, Taiwan, India, and Ireland, communicate, connect and work together to deliver a world-class end-to-end smart security solution. We believe that we maintain a great working relationship with our employees, as evidenced by our regular employee engagement surveys, and we have not experienced any labor disputes. As of December 31, 2023, we had a total of 363 full-time employees, of which approximately 64% were based in the United States, and approximately 36% were based in other global regions.

Diversity, Equity and Inclusion

Diversity, Equity and Inclusion initiatives are integrated into every aspect of our people strategy as we plan to increase our organization’s diversity. Arlo is proud to be an equal opportunity workplace. We always strive to treat all employees and job applicants based on merit, qualifications, personality, and talent, and to draw from a diverse candidate pool as we recruit new talent across all levels. We aim to connect people from all backgrounds and beliefs and strive for a truly inclusive and collaborative working environment.

We have taken action alongside a group of more than 1,200 businesses in a collective commitment to make progress towards advancing diversity and inclusion in our workplace, communities, and country. We value diversity and integrate it into our business by striving to ensure that our company is representative of the customers we serve and that inclusion is at the core of our workplace culture. Our Chief Executive Officer signed the CEO Action for Diversity & Inclusion pledge, the largest CEO-driven business commitment to advance diversity and inclusion within the workplace to underscore our commitment. By making this pledge, we go beyond accepting diversity and are committed to the following actions:

•Continue to cultivate our workplace to support open dialogue on complex, and sometimes difficult conversations about diversity and inclusion.

•Make unconscious bias education available to everyone.

•Share best known—and unsuccessful—actions.

•Create and share strategic inclusion and diversity plans with our board of directors in an effort to prioritize diversity and inclusion and to drive accountability in our organization.

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

We continually strive to be a deeply inclusive employer with diversity reflected in our teams. We encourage employees to truly be themselves and thrive in an environment where their voices matter, differences are understood and valued, and where they are supported to express their unique ideas openly. We aim to foster a highly engaged and energized workplace, where everyone is treated with dignity and respect and is excited to achieve more.

In addition to incorporating inclusion into our performance review process, we are also diversifying interview teams by adding a greater number of employees into the decision-making process. Training on bridging diversity gaps has also been provided to employees to further drive an inclusive culture and build upon employee engagement.

Compensation and Benefits

We strive to provide our employees with compensation that is market-competitive and internally equitable. We recognize our people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. In support of this, we offer a wide variety of benefits for employees around the world and invest in tools and resources that are designed to support our employees’ individual growth and development.

Health and Safety

We strive to protect the health and safety of our employees. We identify potential workplace risks in order to develop measures to mitigate possible hazards. We support employees with general safety, security and crisis management training, and by putting specific programs in place for those working in potentially high-hazard environments.

Employee Engagement

We believe that open and honest communication among team members, managers and leaders helps create an open, collaborative work environment where everyone can contribute, grow and succeed. Team members are encouraged to come to their managers with questions, feedback or concerns, and we conduct surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity.

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

We generally provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms, and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, physical layer transceivers, connector jacks, and metal and plastic enclosures. If our forecasts are not timely provided or are lower than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner or at all. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur.

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

We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption, or quality control problems in their operations, we could lose or fail to grow our market share and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party original design manufacturers (“ODMs”). In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. We currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Pegatron Corporation, Alpha Networks, Inc., and Chicony Electronics Co., Ltd.. We do not have any long-term contracts with any of these third-party manufacturers, although we have executed product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, and certain product quality requirements. Some of these third-party manufacturers produce products for our competitors. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a contract manufacturer can scale its production of our products at the volumes and in the quality that we require. If a contract manufacturer is unable to do these things, we may have to move production for the products to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations, and financial condition could be materially and adversely affected. In addition, as we contemplate moving manufacturing into different jurisdictions, we may be subject to additional significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, primarily in Vietnam, and any disruptions due to natural disasters, health epidemics, and political, social, and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. In particular, in the event the labor market in Vietnam becomes saturated, our third-party manufacturers in that region may increase our costs of production. If these costs increase, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest may also affect our third-party manufacturers, as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products are affected, then we may be subject to shortages of products and the quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we could have no other readily available alternatives for manufacturing and assembling our products, and our business, results of operations, and financial condition could be materially and adversely affected.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, international conflicts, such as the ongoing escalating conflict between Russia and Ukraine, hostilities in the Middle-East, attacks on shipping vessels in Red Sea, acts of war or terrorism, natural disasters, and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down, or other transportation disruption in Long Beach, California, where we import our products to fulfill our American orders, could significantly disrupt our business. Our international freight is regularly subject to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially and adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than by other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand and shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we continue to rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could materially and adversely affect our business, results of operations, and financial condition.

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

•health epidemics and other outbreaks, which could significantly disrupt our operations;

•introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•competition with greater resources may cause us to lower prices and in turn could result in reduced margins and loss of market share;
•epidemic or widespread product failure, or unanticipated safety issues, in one or more of our products;

•slow or negative growth in the smart security, home electronics, and related technology markets;

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the smart security market and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Secure services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart security devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail, to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Secure or Arlo Total Security, if those services do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the smart security market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially and adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially and adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

In addition, we may acquire companies and technologies in the future and, consistent with our vision for Arlo, introduce new product and service lines in the smart security market. In these circumstances, we may not be able to successfully manage integration of the new product and service lines with our existing suite of products and services. If we are unable to effectively and successfully further develop these new product and service lines, we may not be able to increase or maintain our sales, and our gross margin may be adversely affected.

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

•adverse reactions in our sales channels, such as reduced shelf space, reduced online product visibility, or loss of sales channels; and

•increased levels of product returns.

Throughout the past few years, Arlo has significantly increased the rate of new product and service introductions, with the introduction of new lines of Arlo camera, home security system, and doorbell products, as well as the introduction of Arlo Secure, Arlo Total Security, and Arlo Safe. If we cannot sustain that pace of product and service introductions, either through rapid innovation or acquisition of new products and services or product and service lines, we may not be able to maintain or increase the market share of our products and services or expand further into the smart security market in accordance with our current plans. In addition, if we are unable to successfully introduce or acquire new products and services with higher gross margin, our revenue and overall gross margin would likely decline.

We may need additional financing to meet our future long-term capital requirements and may be unable to raise sufficient capital on favorable terms or at all.

We have recorded a net loss of $22.0 million for the year ended December 31, 2023, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2023, our accumulated deficit was $367.5 million.

As of December 31, 2023, our cash and cash equivalents and short-term investments totaled $136.5 million and we generated free cash flow of $35.5 million for the year ended December 31, 2023. In October 2021, we entered into a Loan and Security Agreement with Bank of America, N.A. (the "Credit Agreement"), providing for a credit facility of up to $40.0 million and, as of December 31, 2023, we have not borrowed against this credit facility and we had unused borrowing capacity of $13.9 million. Refer to Note 7, Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement. While, based on our current plans, the Credit Agreement with Bank of America, N.A., and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

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

Amazon.com is both a competitor and a distribution channel for our products as well as a provider of services to support our cloud-based storage. If Amazon decided to end our distribution channel relationship or ceased providing cloud storage services to us, our sales and product performance could be harmed, which could seriously harm our business, financial condition, results of operations, and cash flows.

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

Verisure has the exclusive right to market and distribute our products in Europe. Our results of operations may be negatively impacted if Verisure is not successful in continuing to sell our products in Europe. Even though the Supply Agreement provides for minimum purchase commitments, if Verisure fails to pay on a timely basis, or at all, or otherwise does not perform under the Supply Agreement, our cash flow would be reduced. We are also exposed to increased credit risk if Verisure fails or becomes insolvent. We also cannot provide any assurance that we will successfully develop custom products as specified by Verisure under the Supply Agreement.

The Asset Purchase Agreement and Supply Agreement with Verisure contain customary representations and warranties regarding, the Business and the Assets (each as defined in the Asset Purchase Agreement), indemnification provisions, termination rights, certain financial covenants and other customary provisions. Our failure to comply with these provisions may have a material adverse effect on our future performance.

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

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers and we devote considerable internal and external resources to network security, data encryption, and other security measures to protect our systems, customers, and users, but these security measures cannot provide absolute security. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual disruption in our business, including a cyber-attack, hacking, fraud, social engineering, or other forms of deception. While we have established service-level and geographic redundancy for our critical systems, our ability to utilize these redundant systems must be tested regularly, failing over to such systems always carries risk and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our computer systems and servers become unavailable at the end of a fiscal quarter, for example, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly. Changes in how our employees work and access our systems, as experienced during the COVID-19 pandemic, also could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents. While we have implemented security measures designed to protect against security incidents, including those described above, there can be no assurance that these measures will be effective.

Our products and services may contain unknown security vulnerabilities. We take steps to detect and remediate vulnerabilities, but we have not always been able in the past and may not be able in the future to detect and remediate all vulnerabilities in our information technology systems (including our products) because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremedied high risk or critical vulnerabilities pose a material risk to our business. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking, unauthorized manipulation, or misuse. In addition, we offer a comprehensive online cloud management service, Arlo Secure, paired with our end products, including our cameras, baby monitors, and smart lights and we recently launched our direct to consumer store to sell our products directly to our customers. If malicious actors compromise this cloud service or our direct to consumer store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and direct to consumer store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; diversion of management’s attention; monetary fund diversions; interruptions in our operations (including availability of data); negative impacts to our business, results of operations and financial condition; financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

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

Our future success is largely dependent on increasing sales of our paid subscription services. Even if we are successful in selling our smart security devices and accessories, if we are unable to maintain or increase sales of Arlo Secure, Arlo Total Security, and Arlo Safe services, our revenue and overall gross margin would likely decline.

Interruptions with the cloud-based systems that we use in our operations provided by an affiliate of Amazon, which is also one of our primary competitors, may materially and adversely affect our business, results of operations, and financial condition.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc., Walmart, Inc., and Costco Wholesale Corporation; and to security solutions providers, including Verisure and its affiliates. For the year ended December 31, 2023, we derived 33.5% of our revenue from Verisure and its affiliates. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. Verisure has an aggregate purchase commitment of $500.0 million during a five-year period commencing January 1, 2020 and continuing through December 2024. Other than with Verisure, we generally have no minimum purchase commitments or long-term contracts with our retailers, distributors and other channel partners. These purchasers could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

In particular, the retail and smart security home markets in some countries, including the United States, are dominated by a few large retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it could increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces its purchases of our devices, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially and adversely affect our business, results of operations, and financial condition.

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

We have spent, and expect to continue to spend, significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers. For the years ended December 31, 2023 and 2022, sales and marketing expenses were $66.1 million and $70.1 million, respectively, representing approximately 13% and 14% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products or services.

Introducing new products and services may be difficult and expensive. If we are unable to do so successfully, our brand may be adversely affected and we may not be able to maintain or grow our current revenue and profit levels.

To successfully evolve our product offerings of smart security devices to appeal to our consumers, we will be required to predict, understand, and react to the rapidly changing tastes of consumers and provide appealing products in a timely manner. New product models that we introduce may not be successful with consumers or our brand may fall out of favor with consumers. If we are unable to anticipate, identify, or react appropriately to changes in consumer preferences, our revenue may decrease, our brand image may suffer, our operating performance may decline, and we may not be able to execute our growth plans.

We have increased the rate of new product and service introductions, including new lines of Arlo cameras, smart lights, and doorbell products, and we may encounter difficulties that we did not anticipate during the product development stage. If we are not able to efficiently manufacture new products in quantities sufficient to support wholesale, retail, and e-commerce distribution, we may not be able to recover our investment in the development of new product and service iterations and product lines, and we would continue to be subject to the risks inherent to having a limited product line. Even if we develop and manufacture new products and services that consumers find appealing, the ultimate success of any new products or services may depend on our pricing. We may not provide the appropriate level of marketing in order to educate the market and potential consumers about our new products and services. Achieving market acceptance will require us to exert substantial product development and marketing efforts, which could result in a material increase in our research and development and sales and marketing expenses. There can be no assurance that we will have the resources necessary to undertake such efforts effectively or that such efforts will be successful or that we will dedicate our limited marketing resources to the right product lines and services. Failure to gain market acceptance for new products and services could impede our ability to maintain or grow current revenue levels, reduce profits, adversely affect the image of our brand, erode our competitive position, and result in long-term harm to our business and financial results.

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

For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Colorado, Connecticut, Virginia and Utah, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have in the past and may in the future be challenged under wiretapping laws, because we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI and machine learning (“ML”) to assist us in making certain decisions, which are regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. We also use AI/ML technologies in our products and services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or are restricted in the use of AI/ML, our business may be less efficient, or we may be at a competitive disadvantage.

We use identity verification technologies in connection with the “person detection” feature in some of our products and services that may subject us to biometric privacy laws. For example, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling past and any future claims that we have violated BIPA or similar laws could be significant. In addition to litigation, regulators, such as the Federal Trade Commission (FTC), have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

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

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model.

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

Economic, civil, military and political uncertainty exists and may increase in regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have operations in the emerging market economies of Eastern Europe, utilizing employees and contractors who perform services relating to new product releases. In late February 2022, Russian military forces launched significant military action against Ukraine. The conflict remains ongoing. The impact to Belarus, Russia and Ukraine, as well as actions taken by other countries, including new and stricter export controls and sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our product development timelines and increase our research and development expenditure. Material adverse effects from the conflict and enhanced sanctions activity has caused us to transition our operations out of Belarus to other countries. We are actively monitoring the security of our remaining employees and contractors in Eastern Europe and the stability of our infrastructure, including communications and internet availability. To date we have not experienced any material interruptions in our operations there.

Global geopolitical, economic and business conditions could materially and adversely affect our revenue and results of operations.

Our business has been, and may continue to be, affected by a number of factors that are beyond our control, including but not limited to general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for smart security products. Our products and services may be considered discretionary items for our consumer and small business end-users. A severe and/or prolonged economic downturn, the ongoing conflict in Ukraine, hostilities in the Middle-East, inflation, supply chain disruptions, rising interest rates, fluctuating consumer confidence, or current financial conditions within the banking industry, including the effects of recent failures of financial institutions, among other things, could adversely affect our customers’ financial condition and their levels of business activity. As a result of stimulus programs put in place over the past three years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the Russian invasion of Ukraine, and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may also cause businesses to postpone spending in response to tighter credit, rising interest rates, inflation, lower consumer confidence, negative financial news and/or general declines in income or asset values, which could have a material negative effect on the demand for our products and services.

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

A portion of our global and U.S. sales are comprised of goods assembled and manufactured in our facilities in Asia. The components for a number of our goods are sourced from suppliers in the People’s Republic of China. When tariffs, duties, or other restrictions are placed on goods imported into the United States from China or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

In recent years, the U.S. Government has imposed increases to the ad valorem duties applicable to certain products imported from China, including increases of up to 25% for some items. We are actively addressing the risks related to these additional duties, which have affected, or have the potential to affect, at least some of our imports from China. Although we have already taken steps to mitigate these risks, including by moving our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially and adversely affected.

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

•actual or anticipated changes in the growth rate of the smart security market, our growth rate or our competitors’ growth rates;

•delays in the introduction of new products by us or market acceptance of these products;

•conditions in the financial markets in general or changes in general economic conditions;

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

In addition, to the extent our retail and distributor channel partners supply products that compete with our own, it is possible that these channel partners may choose not to offer our products to end-users or to offer our products to end-users on less favorable terms, including with respect to product placement. If this were to occur, we may not be able to increase or maintain our sales, and our business, results of operations, and financial condition could be materially and adversely affected. For example, Amazon, one of our primary retailers, competes with our security camera products, and also acquired two of our competitors, Blink and Ring. For the year ended December 31, 2023, we derived 33.5% of our revenue from Verisure and its affiliates.

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

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decides not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. In addition, certain of Arlo’s firmware and the AI-based algorithms that we use in our Arlo Secure and Arlo Total Security services incorporate open source software, the licenses for which may include customary requirements for, and restrictions on, use of the open source software.

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

International sales comprise a significant amount of our overall revenue. International sales were 39% and 45% of overall revenue for the years ended December 31, 2023 and 2022, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

We have been subject to securities class action and derivative litigation in the past, as more fully discussed under the heading “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, and may in the future become involved in such litigation. In the event we are involved in such litigation, regardless of the merits or ultimate results of such litigation, this could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

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

In December 2010, the Federal Communications Commission (the “FCC”), adopted net neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. In December 2017, the FCC voted in favor of repealing the net neutrality rules, and it is currently uncertain how the U.S. Congress will respond to this decision. To the extent network operators attempt to interfere with our services, extract fees from us to deliver our solution, or otherwise engage in discriminatory practices, our business, results of operations, and financial condition could be materially and adversely affected. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise materially and adversely affect our business, results of operations, and financial condition.

In addition, the enactment or application of network neutrality laws could impact our business. For example, California’s state-specific “network neutrality” law took effect in early 2021, and the FCC has proposed to re-adopt federal network neutrality rules and other states could begin to enforce existing laws or adopt new network neutrality requirements. As we are reliant on robust internet connectivity, failure to broadly require the application of network neutrality could result in discriminatory or anti-competitive practices that could impede our domestic and international growth, increased expenses, or otherwise negatively affect our business. To the extent internet service providers attempt to interfere with our services, extract fees from us in exchange for making our platform available, or otherwise engage in discriminatory practices, our business could be adversely impacted.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Future effective tax rates could be affected by operating losses in jurisdictions where no tax benefit can be recognized under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws.

As of December 31, 2023, our U.S. federal and state net operating loss carryforwards were approximately $70.5 million and approximately $72.4 million, respectively. These amounts have been reduced by the amount of net operating losses expected to be utilized to reduce taxable income for such year. Moreover, our U.S. federal and state research and development tax credits were approximately $9.2 million and approximately $8.7 million, respectively, with the amount of federal credit already reduced by the expected utilization for such year. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by Sections 382 and 383 of the Code and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

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

In addition, the OECD has been working on new laws on the taxation of the digital economy to provide taxing rights to jurisdictions where the customers or users are located. Some countries have enacted, and others have proposed the new laws to tax digital transactions. These developments may result in material impacts to our financial statements.

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

In November 2018, NETGEAR announced that its board of directors had approved a special stock dividend (the “Distribution”) to its stockholders, consisting of 62,500,000 shares of our common stock owned by NETGEAR. In connection with the Distribution, NETGEAR received an opinion from outside tax counsel regarding qualification of the Distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion was based upon and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of NETGEAR and us, including those relating to the past and future conduct of NETGEAR and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or NETGEAR breach any of the respective covenants in any of the separation-related agreements (in connection with our separation from NETGEAR (the “Separation”)), the opinion of the outside tax counsel could be invalid and the conclusions reached therein could be jeopardized.

There is a 2018 California Franchise Tax Board and a 2016-2018 Texas Franchise tax audit still ongoing for NETGEAR.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed the Distribution to its stockholders of the 62,500,000 shares of Arlo common stock that it owned. As of December 31, 2023, we have 95,380,281 shares of common stock outstanding.

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

As a public company, we are obligated to file with the SEC annual and quarterly reports and other reports that are specified in Section 13 and other sections of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are and will continue to become subject to other reporting and corporate governance requirements, including certain requirements of the New York Stock Exchange (“NYSE”), and certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Act”) and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

Section 404 of the SOX Act, as well as rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased selling, general, and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes will require a significant commitment of additional resources. We may not be successful in implementing these requirements and implementing them could materially and adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC and the NYSE. Any such action could harm our reputation and the confidence of investors and customers in us and could materially and adversely affect our business and cause our share price to fall.

We have identified a material weakness in our internal control over financial reporting related to certain ineffective information technology general controls. Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could materially and adversely affect our business, results of operations, financial condition, and stock price.

As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of rules and regulations of the SEC regarding compliance with Section 404 of the SOX Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. We are required to provide our independent registered public accounting firm’s annual report addressing the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404 of the SOX Act. Testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Section 404 of the SOX Act to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly.

As of December 31, 2023, management identified certain control deficiencies in the area of our information technology general controls (“ITGCs”) related to (i) user access controls that restrict user and privileged access to appropriate personnel; (ii) program change management controls; and (iii) certain computer operations controls that, when aggregated, arise to a material weakness. There is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis as a result of such material weakness. However, this material weakness did not result in any material misstatements in our consolidated financial statements or disclosures in any of the fiscal years ended December 31, 2023, 2022 or 2021. Management did not identify any deficiencies related to the key non-IT internal control over financial reporting as of December 31, 2023. Management has developed and is implementing a remediation plan to address the material weakness. However, we cannot provide assurance that the testing of the design and operational effectiveness of the new controls will be complete within a specific timeframe.

There is no assurance that additional material weaknesses will not occur or that we will be able to remediate such material weaknesses in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the SOX Act. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 of the SOX Act in a timely manner or continue to assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm continues to express an adverse opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our customers and employees (“Information Systems and Data”).

Our Chief Information Officer, Vice President of Cybersecurity and Information Security, Engineering, Legal, Risk Management teams, together with our third-party service providers, help identify, assess and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. In doing so, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example automated and manual tools, third party threat assessments and intelligence feeds, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and the industry’s risk profile, evaluating reported threats, coordinating with law enforcement relating to threats, performing internal and external audits, conducting threat assessments for internal and external threats, conducting vulnerability assessments to identify vulnerabilities, and conducting red/blue team testing and tabletop incident response exercises jointly with external third parties.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan and policy, incident detection and response, vulnerability management policy, disaster recovery and business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, access controls, physical security, asset management, tracking and disposal, systems monitoring, penetration testing, dedicated cybersecurity staff, vendor risk management program, and employee training. In addition, we maintain cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk register; (2) our information security department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and (3) our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Board of Directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (e.g., legal counsel), threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, penetration testing and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for each vendor, a security questionnaire, a review of the vendor’s written security program, a review of security assessments and reports, audits, vulnerability scans related to the vendor, and security assessment calls with the vendor's security personnel. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1, Item 1A Risk Factors in this Annual Report on Form 10-K.

Governance

Our Cybersecurity and Privacy Committee, at the direction and on behalf of the Board of Directors, addresses our cybersecurity risk management as part of its general oversight function. Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Chief Information Officer and Senior Vice President, who has 35 years of Application/Systems experience and our Vice President of Cybersecurity, who has 20 years of Cyber/Network experience.

The Chief Information Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Information Officer and the Director of Privacy are also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Additionally, the Cybersecurity and Privacy Committee reviews and has oversight over these functions.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Information Security department. Our Chief Information Officer and Vice President of Cybersecurity work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response vulnerability management processes include reporting to the Cybersecurity and Privacy Committee for certain cybersecurity incidents.

The Cybersecurity and Privacy Committee receives quarterly reports from the Chief Information Officer concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Cybersecurity and Privacy Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

During fiscal year 2023, our international research and development personnel used leased facilities in Richmond (Canada), Cork (Ireland), and Taipei (Taiwan), international general and administration personnel in Cork (Ireland), and international operations personnel in Taipei (Taiwan). We also maintain our California-based marketing and research and development facilities in Milpitas, Irvine, and Carlsbad in the United States. Our sales personnel were based out of local sales offices or a home office in Florida (the United States). In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Texas, Tennessee, Mexico, Hong Kong, and Australia.

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

Holders of Common Stock

On February 23, 2024, there were nine stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held by brokers in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph shows a comparison from December 31, 2019 through December 31, 2023 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”), the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”) and the Russell 2000 Index. The graph assumes that $100 was invested in Arlo common stock at the closing price of $4.21 on December 31, 2019 and in the NYSE Composite Index, the S&P 600 Information Technology Index, the S&P Small Cap 600 Index and the Russell 2000 Index on December 31, 2019, and assumes reinvestment of any dividends. We have never paid dividends on our common stock and have no present plans to do so. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

250
225
200
175
150
125
100
75
50
25
0
Dollars
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
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

Business and Executive Overview

Arlo is transforming the ways in which people can protect everything that matters to them with advanced home, business, and personal security services that combine a globally scaled cloud platform, advanced monitoring and analytics capabilities, and award-winning app-controlled devices to create a personalized security ecosystem. Arlo’s deep expertise in cloud services, cutting-edge AI and computer vision analytics, wireless connectivity and intuitive user experience design delivers seamless, smart home security for Arlo users that is easy to setup and engage with every day. Our highly secure, cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection – all rooted in a commitment to safeguard privacy for our users and their personal data.

Since the launch of our first product in December 2014, we have shipped over 32.2 million smart security devices. As of December 31, 2023, the Arlo platform had approximately 8.7 million cumulative registered accounts across more than 100 countries around the world coupled with 2.8 million cumulative paid subscribers and annual recurring revenue of $210.1 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the years ended December 31, 2023 and 2022, we generated total revenue of $491.2 million and $490.4 million, respectively. Loss from operations was $24.9 million and $56.9 million for the years ended December 31, 2023 and 2022, respectively.

Our goal is to continue to develop innovative, world-class smart security solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in channel partnerships and to continue our global expansion. We expect to increase our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform and compete for engineering talent. We also expect our sales and marketing expense to increase in the future as we invest in marketing to drive demand for our products and services.

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

	As of and for the Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Cumulative registered accounts	8,652	19.8%	7,220
Cumulative paid accounts (1)	2,813	51.1%	1,862
Annual recurring revenue	$210,078	52.5%	$137,764
_________________________
(1)     The number of cumulative paid accounts as of December 31, 2023 included paid accounts managed by Verisure in our EMEA region which are now onboarded with us. This does not have an impact to our financial statements and key business metrics other than our number of cumulative paid accounts.

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

Impact of Global Geopolitical, Economic and Business Conditions

During the year ended December 31, 2023, we remained focused on the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing or reducing excess office space. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates, current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

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

Others

Others include separation expense, which consists primarily of costs of legal and professional services and restructuring charges, which consist of severance costs, office exit expense, and other exit expense associated with the abandonment of certain lease contracts and cancellation of contractual services arrangements with certain suppliers.

Results of Operations

In this section, we discuss the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table sets forth our consolidated statements of comprehensive loss data:

	Year Ended December 31,
	2023		2022
	(In thousands, except percentage data)
Revenue:
Products	$289,938	59.0%	$353,935	72.2%
Services	201,238	41.0%	136,479	27.8%
Total revenue	491,176	100.0%	490,414	100.0%
Cost of revenue:
Products	270,663	55.1%	308,692	63.0%
Services	52,950	10.8%	45,687	9.3%
Total cost of revenue	323,613	65.9%	354,379	72.3%
Gross profit	167,563	34.1%	136,035	27.7%
Operating expenses:
Research and development	68,647	14.0%	64,709	13.2%
Sales and marketing	66,141	13.5%	70,081	14.3%
General and administrative	56,371	11.5%	55,932	11.4%
Others	1,307	0.2%	2,192	0.4%
Total operating expenses	192,466	39.2%	192,914	39.3%
Loss from operations	(24,903)	(5.1)%	(56,879)	(11.6)%
Interest income	3,935	0.8%	926	0.2%
Other income, net	107	0.0%	302	0.1%
Loss before income taxes	(20,861)	(4.3)%	(55,651)	(11.3)%
Provision for income taxes	1,175	0.2%	975	0.2%
Net loss	$(22,036)	(4.5)%	$(56,626)	(11.5)%

Revenue

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geographic region on the bill-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Americas	$301,418	10.0%	$273,981
Percentage of revenue	61.4%		55.8%
EMEA	$164,750	(16.1)%	$196,465
Percentage of revenue	33.5%		40.1%
APAC	$25,008	25.2%	$19,968
Percentage of revenue	5.1%		4.1%
Total revenue	$491,176	0.2%	$490,414

Revenue by classification is as follows:

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Product Revenue	$289,938	(18.1)%	$353,935
Service Revenue	201,238	47.4%	136,479
Total revenue	$491,176	0.2%	$490,414

Product revenue decreased by $64.0 million, or 18.1% for the year ended December 31, 2023 compared to the prior year. The declines were experienced mainly in EMEA and the Americas and were primarily driven by a reduction in the average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth, coupled with a shift in product mix, driven by the softening consumer demand as a result of current macro-economic factors and seasonality. This decline in revenue was partially offset by the revenue generated from the Essential 2 camera portfolio which was launched in the third quarter of 2023.

Service revenue increased in all regions by $64.8 million, or 47.4%, for the year ended December 31, 2023 compared to the prior year, primarily due to a 51.1% increase in cumulative paid accounts and an approximated 30% increase in rates for our subscription plans.

Cost of Revenue

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Cost of revenue:
Products	$270,663	(12.3)%	$308,692
Services	52,950	15.9%	45,687
Total cost of revenue	$323,613	(8.7)%	$354,379

Cost of product revenue decreased for the year ended December 31, 2023 compared to the prior year, primarily due to decreases in product shipments coupled with decreases in freight-in costs due to normalization of the supply chain and utilization of ocean freight, partially offset by increases in inventory reserves.

Cost of service revenue increased for the year ended December 31, 2023 compared to the prior year, primarily due to service revenue growth as a result of increases in cumulative paid accounts and rates for our subscription plans, partially offset by cost optimizations.

Gross Profit

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Gross profit:
Products	$19,275	(57.4)%	$45,243
Services	148,288	63.3%	90,792
Total gross profit	$167,563	23.2%	$136,035
Gross margin:
Products	6.6%		12.8%
Services	73.7%		66.5%
Total gross margin	34.1%		27.7%

Product gross profit decreased for the year ended December 31, 2023 compared to the prior year, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and increased subscriber growth coupled with a shift in product mix driven by the softening consumer demand as a result of current macro-economic factors. The product gross profit decrease was partially offset by the decrease in freight-in costs due to normalization of the supply chain and utilization of ocean freight.

Service gross profit increased for the year ended December 31, 2023 compared to the prior year, primarily due to service revenue growth in all regions as a result of increases in cumulative paid accounts and rates for our subscription plans, as well as cost optimizations.

Operating Expenses

Research and Development

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Research and development expense	$68,647	6.1%	$64,709

Research and development expense increased $3.9 million for the year ended December 31, 2023 compared to the prior year, primarily due to increases of $3.0 million in personnel-related expenses mainly from compensation recorded as a result of an increase in headcount and $2.1 million in outside professional services, partially offset by a decrease of $0.6 million in corporate IT and facilities overhead.

Sales and Marketing

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Sales and marketing expense	$66,141	(5.6)%	$70,081

Sales and marketing expense decreased $3.9 million for the year ended December 31, 2023 compared to the prior year, primarily due to a decrease of $9.2 million in marketing expenditures as a result of the suspension of our brand awareness advertising campaign, partially offset by increases of $2.1 million in credit card processing fees as a result of increases in Arlo.com store sales and paid subscriber accounts, $2.1 million in customer care services as we continue to invest in improving our customer experience, and $1.8 million in freight-out expenses due to increase in customer shipment volume in Arlo.com store.

General and Administrative

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
General and administrative expense	$56,371	0.8%	$55,932

General and administrative expense increased $0.4 million for the year ended December 31, 2023 compared to the prior year, primarily due to an increase of $2.2 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by a decrease of $1.8 million in corporate IT and facilities overhead and professional consulting services.

Interest Income and Other Income, Net

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Interest income, net	$3,935	**	$926
Other income, net	$107	**	$302
**Percentage change not meaningful.

Interest income, net increased for the year ended December 31, 2023, compared to the prior year, primarily due to the increase in our short-term investments as well as a result of higher interest rates.

Provision for Income Taxes

	Year Ended December 31,
	2023	% Change	2022
	(In thousands, except percentage data)
Provision for income taxes	$1,175	20.5%	$975
Effective tax rate	(5.6)%		(1.8)%

Provision for income taxes was primarily attributable to income taxes on foreign earnings and to a lesser extent U.S. taxable income. The increase in provision for income taxes for the year ended December 31, 2023 compared to the prior year was primarily due to (i) the higher U.S. earnings, and (ii) the application of Section 174 of the Internal Revenue Code requiring capitalization of research and experimental expenses. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

The effective tax rate for the year ended December 31, 2023 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Liquidity and Capital Resources

As of December 31, 2023, our cash and cash equivalents and short-term investments totaled $136.5 million, and we had unused borrowing capacity of $13.9 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may incur operating and net losses in the future. As of December 31, 2023, our accumulated deficit was $367.5 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$38,302	$(45,962)
Net cash used in investing activities	(50,686)	(31,773)
Net cash used in financing activities	(15,142)	(13,942)
Net cash decrease	$(27,526)	$(91,677)

Operating activities

Net cash provided by (used in) operating activities increased by $84.3 million for the year ended December 31, 2023 compared to the prior year period, primarily due to improved profitability driven by growth in paid accounts and increased subscription rates and changes in working capital as a result of lower inventory and trade payable balances and increase in deferred revenue.

Investing activities

Net cash used in investing activities increased by $18.9 million for the year ended December 31, 2023 compared to the prior year period, primarily due to increases in net purchases, and maturities of short-term investments and in purchases of property and equipment.

Financing activities

Net cash used in financing activities slightly increased by $1.2 million for the year ended December 31, 2023 compared to the prior year period, primarily due to an increase in withholding tax from restricted stock unit releases, partially offset by higher proceeds related to employee benefit plans.

Critical Accounting Estimates

We prepare the consolidated financial statements in accordance with U.S. GAAP and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are applicable and reasonable under the circumstances. We evaluate these estimates on an ongoing basis, as new events occur, our operating environment changes, or additional information is obtained, and we make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors.

Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies and the effect on our consolidated financial statements.

Revenue Recognition

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns, sales incentives, and price protection related to current period product revenue. In determining estimates for sales returns, management analyzes certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Our standard warranty obligation to our direct customers generally provides for a right of return of any product for a full refund in the event that such product is found to be damaged or defective. At the time we recognize revenue, we record an estimate of sales warranty returns to reduce revenue in the amount of the expected credit or refund to be provided to our direct customers as a contra revenue, and we record a write-down to reduce the carrying value of such products to net realizable value as cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results, and we may have to record additional contra revenue or cost of revenue, which could materially impact our financial position and results of operations. As of December 31, 2023 and 2022, accrued sales warranty returns amounted to $16.6 million and $17.7 million, respectively.

We recognize sales incentives offered to customers as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recognized as a contra revenue. Consequently, we recognize a substantial portion of sales incentives as channel marketing costs accounted as a contra revenue. We accrue estimated contra revenue or marketing expense for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future. As of December 31, 2023 and 2022, accrued sales incentives amounted to $28.2 million and $36.3 million, respectively.

Valuation of Long-Lived Assets

Long-lived assets, including property and equipment and operating lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the anticipated undiscounted value of the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and operating lease assets is not recoverable, the carrying amount of such assets is reduced to the fair value. During the year ended December 31, 2023 and 2022, no impairment of long-lived assets has been identified.

Valuation of Goodwill

We perform an annual assessment of goodwill at the reporting unit level on the first day of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We operate as one operating and reportable segment. In the annual assessment, a qualitative assessment was performed in consideration of macroeconomic conditions, industry and market conditions, cost factors, overall company financial performance, and changes in our stock price. We believed that it was more-likely-than-not that the fair value of the reporting unit was greater than the respective carrying value and therefore performing the next step of impairment test for the reporting unit was unnecessary. If there are events occurred or circumstances changed (i.e. a decline in our stock price based on market conditions and deterioration of our business) that would more likely than not reduce our fair value below the carrying amount, we may have to record a charge to our earnings for the associated goodwill impairment of up to $11.0 million. No goodwill impairment was recognized in the years ended December 31, 2023 and 2022.

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

Interest Rate Risk

We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. The unrealized loss was immaterial as of December 31, 2023 and there was no impairment charge on our investments for the year ended December 31, 2023.

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

As of December 31, 2023, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would not have a material impact on our operating results. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2023 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the years ended December 31, 2023 and 2022, 3% and 3% of our total revenue was denominated in currencies other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as a result of information technology general control (ITGC) deficiencies related to (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program change management controls; and (iii) certain computer operations controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Sales Warranty Returns

As described in Note 2 to the consolidated financial statements, the Company’s standard obligation to direct customers for product sales generally provides for a full refund in the event that such product is found to be damaged or defective. At the time revenue is recognized, management records an estimate of sales warranty returns to reduce revenue in the amount of the expected credit or refund to be provided to direct customers. In determining estimates for sales returns, management analyzes certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for products. As of December 31, 2023, accrued sales warranty returns were $16.6 million.

The principal considerations for our determination that performing procedures relating to accrued sales warranty returns is a critical audit matter are (i) the significant judgment by management in developing the estimate of accrued sales warranty returns and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s estimate of sales returns considering historical sales and returns data. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to the Company’s information technology general controls, which impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimate of accrued sales warranty returns, (ii) evaluating the appropriateness of the analysis performed by management, (iii) testing the completeness, accuracy, and relevance of data used by management in the analysis, and (iv) evaluating the reasonableness of management’s estimate of sales returns. Evaluating management’s estimate of sales returns involved evaluating whether the estimate was reasonable considering the related historical sales and returns activity.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 29, 2024

We have served as the Company’s auditor since 2018.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,522	$84,024
Short-term investments	79,974	29,700
Accounts receivable, net	65,360	65,960
Inventories	38,408	46,554
Prepaid expenses and other current assets	10,271	6,544
Total current assets	250,535	232,782
Property and equipment, net	4,761	7,336
Operating lease right-of-use assets, net	11,450	12,809
Goodwill	11,038	11,038
Restricted cash	4,131	4,155
Other non-current assets	3,623	4,081
Total assets	$285,538	$272,201
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,201	$52,132
Deferred revenue	18,041	11,291
Accrued liabilities	88,209	98,855
Total current liabilities	161,451	162,278
Non-current operating lease liabilities	17,021	19,279
Other non-current liabilities	3,790	2,949
Total liabilities	182,262	184,506
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 95,380,281 at December 31, 2023 and 88,887,139 at December 31, 2022	95	89
Additional paid-in capital	470,322	433,138
Accumulated other comprehensive income (loss)	320	(107)
Accumulated deficit	(367,461)	(345,425)
Total stockholders’ equity	103,276	87,695
Total liabilities and stockholders’ equity	$285,538	$272,201

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Revenue:
Products	$289,938	$353,935	$331,620
Services	201,238	136,479	103,517
Total revenue	491,176	490,414	435,137
Cost of revenue:
Products	270,663	308,692	285,334
Services	52,950	45,687	41,768
Total cost of revenue	323,613	354,379	327,102
Gross profit	167,563	136,035	108,035

Operating expenses:
Research and development	68,647	64,709	59,063
Sales and marketing	66,141	70,081	48,909
General and administrative	56,371	55,932	49,489
Impairment charges	—	—	9,116
Others	1,307	2,192	1,596
Total operating expenses	192,466	192,914	168,173

Loss from operations	(24,903)	(56,879)	(60,138)
Interest income	3,935	926	11
Other income, net	107	302	4,775
Loss before income taxes	(20,861)	(55,651)	(55,352)
Provision for income taxes	1,175	975	677
Net loss	$(22,036)	$(56,626)	$(56,029)
Net loss per share:
Basic and diluted	$(0.24)	$(0.65)	$(0.68)
Weighted average shares used to compute net loss per share:
Basic and diluted	92,754	87,173	82,688
Comprehensive loss:
Net loss	$(22,036)	$(56,626)	$(56,029)
Other comprehensive income (loss), net of tax	427	(107)	(3)
Total comprehensive loss	$(21,609)	$(56,733)	$(56,032)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Total stockholders' equity, beginning balances	$87,695	$112,652	$133,767

Common stock:
Beginning balances	$89	$84	$79
Issuance of common stock under stock-based compensation plans	9	6	8
Issuance of common stock under employee stock purchase plan	—	2	—
Restricted stock unit withholdings	(3)	(3)	(3)
Ending balances	$95	$89	$84
Additional paid-in capital:
Beginning balances	$433,138	$401,367	$366,455
Stock-based compensation expense	36,971	36,985	24,792
Settlement of liability classified restricted stock units	13,480	8,733	15,095
Issuance of common stock under stock-based compensation plans	7,554	1,419	5,261
Issuance of common stock under employee stock purchase plan	2,811	2,833	2,962
Restricted stock unit withholdings	(23,632)	(18,199)	(13,198)
Ending balances	$470,322	$433,138	$401,367
Accumulated deficit:
Beginning balances	$(345,425)	$(288,799)	$(232,770)
Net loss	(22,036)	(56,626)	(56,029)
Ending balances	$(367,461)	$(345,425)	$(288,799)
Accumulated other comprehensive income (loss):
Beginning balances	$(107)	$—	$3
Other comprehensive income (loss), net of tax	427	(107)	(3)
Ending balances	$320	$(107)	$—

Total stockholders' equity, ending balances	$103,276	$87,695	$112,652

Common stock shares:
Beginning balances	88,887	84,453	79,336
Issuance of common stock under stock-based compensation plans	9,390	6,155	6,538
Issuance of common stock under employee stock purchase plan	621	609	602
Restricted stock unit withholdings	(3,518)	(2,330)	(2,023)
Ending balances	95,380	88,887	84,453

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(22,036)	$(56,626)	$(56,029)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	47,948	48,476	38,030
Impairment charges	—	—	9,116
Depreciation and amortization	4,661	4,768	5,975
Provision for (release of) expected credit losses and inventory reserves	279	(190)	(3,125)
Deferred income taxes	112	181	(296)
Discount accretion on investments and other	(2,005)	24	(3)
Changes in assets and liabilities:
Accounts receivable, net	690	13,517	(1,739)
Inventories	7,777	(7,887)	29,258
Prepaid expenses and other assets	(1,498)	3,427	(3,463)
Accounts payable	3,723	(32,520)	22,156
Deferred revenue	6,610	(19,281)	(38,919)
Accrued and other liabilities	(7,959)	149	(24,158)
Net cash provided by (used in) operating activities	38,302	(45,962)	(23,197)
Cash flows from investing activities:
Purchases of property and equipment	(2,847)	(2,010)	(2,268)
Purchases of short-term investments	(149,870)	(69,305)	—
Proceeds from maturities of short-term investments	102,031	39,542	20,000
Net cash provided by (used in) investing activities	(50,686)	(31,773)	17,732
Cash flows from financing activities:
Proceeds related to employee benefit plans	8,493	4,260	8,231
Restricted stock unit withholdings	(23,635)	(18,202)	(13,201)
Net cash used in financing activities	(15,142)	(13,942)	(4,970)
Net decrease in cash, cash equivalents, and restricted cash	(27,526)	(91,677)	(10,435)
Cash, cash equivalents, and restricted cash, at beginning of period	88,179	179,856	190,291
Cash, cash equivalents, and restricted cash, at end of period	$60,653	$88,179	$179,856
Reconciliation of cash, cash equivalents, and restricted cash to Consolidated Balance Sheets
Cash and cash equivalents	$56,522	$84,024	$175,749
Restricted cash	4,131	4,155	4,107
Total cash, cash equivalents, and restricted cash	$60,653	$88,179	$179,856
Supplemental cash flow information:
Cash paid for income taxes, net	$1,196	$415	$964
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$189	$946	$379

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Arlo Technologies, Inc. (“we” or “Arlo”) is transforming the ways in which people can protect everything that matters to them with advanced home, business, and personal security services that combine a globally scaled cloud platform, advanced monitoring and analytics capabilities, and award-winning app-controlled devices to create a personalized security ecosystem. Arlo’s deep expertise in cloud services, cutting-edge AI and computer vision analytics, wireless connectivity and intuitive user experience design delivers seamless, smart home security for Arlo users that is easy to setup and engage with every day. Our highly secure, cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection – all rooted in a commitment to safeguard privacy for our users and their personal data.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2023 are not necessarily indicative of the results that may be expected for any future period.

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

Concentrations of Risk and Other Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk mainly consist of cash equivalents, short-term investments and accounts receivable. We believe that there is minimal credit risk associated with the investments of cash equivalents and short-term investments due to the restrictions placed on the type of investment that can be entered into under our investment policy. Our cash equivalents and short-term investments primarily consist of government securities and money market funds which are held and managed by high credit quality financial institutions.

Our customers are primarily retailers, wholesale distributors and security solution providers who sell or distribute our products to a large group of end-users. We regularly perform credit evaluations of our customers’ financial condition and performance and consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect our customers’ ability to pay. We do not require collateral from our customers. Historically, a substantial portion of revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2023 and 2022, three customers accounted for 37.1%, 15.2%, and 10.2%, and four customers accounted for 28.4%, 26.8%, 16.6%, and 13.3% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net. During the year ended December 31, 2023, 2022 and 2021, one customer accounted for 33.5%, one customer accounted for 40.1%, and two customers accounted for 30.8% and 13.0% of the total revenue, respectively.

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

Our products are concentrated in the smart security solution industries, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Our success depends on management’s ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products and services could materially and adversely affect our business, results of operations and financial condition.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Inventories

Inventories consist of finished goods which are valued at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. We write down inventories based on estimated excess and obsolete amounts, determined primarily based on demand forecasts, but take into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

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

Operating Leases

Our operating leases comprise of offices, data centers, and other equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, net, accrued liabilities, and non-current operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are expensed as incurred and recorded on the consolidated statements of comprehensive loss. The lease expense for fixed lease payments is recorded on the consolidated statements of comprehensive loss on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred.

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

Revenue from all sales types is recognized at the transaction price, which is the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns, sales incentives, and price protection related to current period product revenue. Our standard obligation to our direct customers generally provides for a full refund in the event that such product is found to be damaged or defective. At the time revenue is recognized, management records an estimate of sales warranty returns to reduce revenue in the amount of the expected credit or refund to be provided to direct customers as a contra revenue. In determining estimates for sales returns, management analyzes certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Typically, variable consideration does not need to be constrained as estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

Products are priced at a cost plus markup as specified in the Supply Agreement. The paid subscription services are billed based on the number of active cameras monthly and are priced at a cost plus markup specified in the Supply Agreement. The transaction price for products and paid subscription services is entirely variable because the consideration is dependent on the actual costs. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until we receive and accept the customer purchase order (“PO”). Each product with a valid PO is considered a single performance obligation.

Non-Recurring Engineering (“NRE”) Arrangement - Verisure

The Supply Agreement also provides for certain development services under an SOW to Verisure, which Verisure pays non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services promised under the SOW are highly interdependent or interrelated inputs that produce a single combined output given the nature of such arrangements. We determined that the most appropriate measure of progress for revenue recognition is the input method based on cost because we can reasonably estimate the total costs for the NRE, and the costs incurred reasonably reflect our efforts to satisfy the performance obligation. The NRE costs include

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
labor, material, overhead as well as the use of outside services. Any losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

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

Sales Incentives

We recognize sales incentives offered to our customers as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recognized as a contra revenue. Consequently, we recognize a substantial portion of sales incentives as channel marketing costs accounted as a contra revenue.

We accrue estimated contra revenue or marketing expense for sales incentives when the related revenue is recognized or ahead of customer or end customer commitment if customary business practice creates an implied expectation that such activities will occur in the future.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where we give a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $5.2 million, $3.4 million and $2.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Contract Costs

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in operating expenses of sales and marketing and general and administrative on the consolidated statements of comprehensive loss. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. There were no deferred commissions as of December 31, 2023 and 2022.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Software Development Costs

We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were $0.6 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. There were no capitalized development costs for the year ended 2021.

We capitalize software development costs related to those software applications to be used solely to meet internal needs during the application development stage. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Costs capitalized for developing such software applications were not material as of December 31, 2023 and 2022.

Advertising Costs

Advertising costs are expensed when incurred and included in sales and marketing in the consolidated statements of comprehensive loss. Total advertising costs were $17.9 million, $27.1 million and $9.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

We recognize compensation costs for RSUs, stock options, and ESPP on a straight-line basis over the requisite service period of the award, usually the vesting period, which is generally four years for stock options and three to five years for RSUs. For performance-based RSUs, compensation costs associated with individual performance milestones is recognized over the period when the performance conditions achievement become probable. In addition, we evaluate the probability of achieving the performance conditions at the end of each reporting period and record the related stock-based compensation expense based on performance to date over the service period. For market-based RSUs, stock-based compensation expense is recognized ratably over the performance period subject to achievement of market conditions.

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

Income Taxes

We record the provision for income taxes in the consolidated financial statements using the asset and liability method. Under this method, we recognize income tax liabilities or receivables for the current year. We also recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing the future taxable income on a jurisdictional basis, we consider the effect of the transfer pricing policies on that income. We have recorded a valuation allowance against U.S. federal and state

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
deferred tax assets and certain foreign tax attribute carryforwards since we do not anticipate realizing the benefits of these deferred tax assets.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the year ended December 31, 2023.

Accounting Pronouncements Not Yet Effective

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance may have on our financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires on an annual basis to (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) income taxes paid disaggregated by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this guidance may have on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3. Revenue

Contract Balances

The following table reflects the changes in contract balances for the years ended December 31, 2023 and 2022:

Contract Balances	Balance Sheet Location	December 31, 2023	December 31, 2022	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$65,360	$65,960	$(600)	(0.9)%
Contract liabilities current	Deferred revenue	$18,041	$11,291	$6,750	59.8%
Contract liabilities non-current	Other non-current liabilities	$73	$212	$(139)	(65.6)%

For the year ended December 31, 2023, compared to the previous year, deferred revenue increased, primarily due to deferred service revenue increase, driven by the increases in cumulative paid accounts and rates of subscriptions.

For the years ended December 31, 2023 and 2022, $11.3 million and $29.4 million, respectively, of the recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances. Refer to Note 4, Balance Sheet Components for further details of accounts receivable, net.

Performance Obligations

The total estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied as of December 31, 2023 was $18.8 million, with $18.7 million related to a performance obligation classified as less than one year. The performance obligation classified as greater than one year pertains to revenue deferral from prepaid services.

During the five-year period that commenced on January 1, 2020, Verisure Sàrl (“Verisure”) has an aggregate purchase commitment of $500.0 million. Based on the Supply Agreement with Verisure, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of December 31, 2023, $469.8 million of the purchase commitment has been fulfilled. As of December 31, 2023, we had a backlog of $52.3 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next twelve months.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Americas	$301,418	$273,981	$271,182
EMEA	164,750	196,465	134,232
APAC	25,008	19,968	29,723
Total	$491,176	$490,414	$435,137

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4. Balance Sheet Components

Short-Term Investments

	As of December 31, 2023				As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$79,654	$320	$—	$79,974	$29,849	$—	$(149)	$29,700

Accounts Receivable, Net

	As of December 31,
	2023	2022
	(In thousands)
Gross accounts receivable	$65,693	$66,383
Allowance for credit losses	(333)	(423)
Total	$65,360	$65,960

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at the beginning of the period	$423	$337	$519
Provision for (release of) expected credit losses	(90)	86	(182)
Balance at the end of the period	$333	$423	$337

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and Equipment, Net

The components of property and equipment are as follows:

	As of December 31,
	2023	2022
	(In thousands)
Machinery and equipment	$14,148	$12,696
Software	15,639	15,606
Computer equipment	1,438	3,992
Leasehold improvements	4,661	4,657
Furniture and fixtures	2,544	2,554
Total property and equipment, gross	38,430	39,505
Accumulated depreciation	(33,669)	(32,169)
Total property and equipment, net (1)	$4,761	$7,336
_________________________
(1)    $1.0 million and $1.7 million property and equipment, net was included in the sublease arrangement for the San Jose office building as of December 31, 2023 and 2022, respectively.

Depreciation expense pertaining to property and equipment was $4.7 million, $4.8 million and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the year ended December 31, 2023 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the years ended December 31, 2023, 2022 and 2021.

Accrued Liabilities

	As of December 31,
	2023	2022
	(In thousands)
Sales incentives	$28,187	$36,271
Sales returns	17,058	18,656
Compensation	13,278	15,556
Cloud and other costs	10,985	11,154
Other	18,701	17,218
Total	$88,209	$98,855

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5. Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of December 31
	2023	2022
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$5,782	$12,614
Cash equivalents: U.S. Treasuries (<90 days)	520	20,274
Available-for-sale securities: U.S. Treasuries (1)	79,974	29,700
Total	$86,276	$62,588
_________________________
(1)Included in short-term investments on the consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of December 31, 2023 and 2022, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

Note 6. Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of December 31, 2023, we have substantially incurred all costs pertaining to restructuring activities, with related cash outflows extending until the fourth quarter of 2024.

The restructuring liabilities are included in accrued liabilities in the consolidated balance sheets. The restructuring charges are included in others in the consolidated statements of comprehensive loss. Restructuring activities for the year ended December 31, 2023 are as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Restructuring charges	1,805	798	928	79
Cash payments	(588)	(579)	—	(9)
Non-cash and other adjustments	48	—	63	(15)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	692	564	117	11
Cash payments	(1,479)	(694)	(745)	(40)
Non-cash and other adjustments	(26)	—	—	(26)
Balance as of December 31, 2023	$452	$89	$363	$—
Total costs incurred inception to date	$2,746	$1,609	$1,073	$64

Note 7. Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of December 31, 2023, we had unused borrowing capacity of $13.9 million.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (a) until we achieve a fixed charge coverage ratio of at least 1.00 to 1.00 for two consecutive quarters, maintain minimum liquidity of not less than $20.0 million at all times and (b) thereafter, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of December 31, 2023, we were in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of December 31, 2023.

Note 8. Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, data centers, and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $5.9 million, $7.1 million, and $7.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

On June 29, 2021, we entered into a sublease agreement with Vocera Communications, Inc. for approximately 78,000 rentable square feet of office space located at 3030 Orchard Parkway in San Jose, California. The initial term of the

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
sublease commenced on February 1, 2022, and will expire on June 30, 2029, unless earlier terminated in accordance with the sublease. The sublease income was $2.0 million, $2.0 million, and $0.5 million which is recorded as a reduction of lease expense for the years ended December 31, 2023, 2022, and 2021, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,756	$6,375	$6,497
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$1,873	$3,470	$1,646

Weighted average remaining lease term and weighted average discount rate related to operating leases were as follows:

	As of December 31,
	2023	2022
Weighted average remaining lease term	5.0 years	5.1 years
Weighted average discount rate	5.74%	5.69%

The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of December 31, 2023 were as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2024	$5,301	$(1,947)	$3,354
2025	4,492	(2,006)	2,486
2026	4,637	(2,066)	2,571
2027	4,598	(2,322)	2,276
2028	3,663	(2,392)	1,271
Thereafter	1,751	(1,228)	523
Total future lease payments	$24,442	$(11,961)	$12,481
Less: interest	(3,210)
Present value of future minimum lease payments	$21,232

Accrued liabilities	$4,211
Non-current operating lease liabilities	17,021
Total lease liabilities	$21,232

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2023, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2023, we had $40.2 million in non-cancelable purchase commitments with suppliers.

As of December 31, 2023, an additional $31.4 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been significant relative to the original order value. As of December 31, 2023, the loss liability from committed purchases was not material.

Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at the beginning of the period	$1,174	$1,330	$2,451
Provision for (release of) warranty obligations	286	145	(655)
Settlements	(267)	(301)	(466)
Balance at the end of the period	$1,193	$1,174	$1,330

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Securities Class Action Lawsuits and Derivative Suit

On December 11, 2018, purported stockholders of Arlo filed six putative securities class action complaints in the Superior Court of California, County of Santa Clara (the “State Action”), against us and certain of our executives and directors. The plaintiffs in the State Action alleged that we failed to adequately disclose quality control problems and adverse sales trends ahead of our initial public offering (the “IPO”), violating the Securities Act of 1933, as amended (the “Securities Act”). The complaint sought unspecified monetary damages and other relief on behalf of investors who purchased Company common stock issued pursuant and/or traceable to the IPO. On May 5, 2021, the court instructed plaintiffs Perros, Patel, and Pham (“Plaintiffs”) to file an amended complaint by June 4, 2021. Plaintiffs filed their amended complaint, asserting their individual Securities Act claims, but also purporting to represent a new class of Arlo stockholders.

On June 21, 2021, the Arlo defendants filed a motion to dismiss the State Action (for forum non conveniens) based on the federal forum provision in Arlo’s certificate of incorporation. On September 9, 2021, the court issued an order granting the Arlo defendants’ forum non conveniens motion, and on September 17, 2021, the court issued a final judgment dismissing the State Action in its entirety. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The appeal occurred before the California Court of Appeal, Sixth Appellate District. On May 5, 2023, the Court of Appeal affirmed the trial court’s dismissal of the State Action. On June 14, 2023, Plaintiffs filed a petition for review in the Supreme Court of California. On July 19, 2023, the Supreme Court of California denied Plaintiffs’ petition for review and closed the case. The deadline for Plaintiffs to file a petition for writ of certiorari to the Supreme Court of the United States appealing the dismissal of the State Action was October 17, 2023. To our knowledge, no such petition was filed, and the State Action has terminated.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2023 and 2022, we have not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

Note 9. Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to four years. As of December 31, 2023, 3.5 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

During the year ended December 31, 2022, the Compensation and Human Capital Committee of the Board of Directors (the “Committee”) unanimously approved amendments to the 2018 Plan to, among other things, reserve an additional 3,000,000 shares of our common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us within the meaning of Rule 303A.08 of the New York Stock Exchange (the “NYSE”) Listed Company Manual (“Rule 303A.08”). The 2018 Plan was amended by the Committee without stockholder approval pursuant to Rule 303A.08.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On January 19, 2024, we registered an aggregate of up to 4,759,901 shares of common stock on a Registration Statement on Form S-8, including 3,807,921 shares issuable pursuant to the 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan and 951,980 shares issuable pursuant to the Employee Stock Purchase Plan (“ESPP”) that were automatically added to the shares authorized for issuance on January 1, 2024, both pursuant to an “evergreen” provision contained in the respective plans.

The following table sets forth the available shares for grants as of December 31, 2023:

Number of Shares
(In thousands)
Shares available for grants at the beginning of the period	4,213
Additional authorized shares	3,555
Granted	(8,381)
Forfeited / cancelled	611
Shares traded for taxes	3,518
Shares available for grants at the end of the period	3,516

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. As of December 31, 2023, 1.8 million shares were available for issuance under the ESPP.

The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP.

	As of December 31,
	2023	2022	2021
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	4.97%	3.29%	0.07%
Expected volatility	64.0%	69.2%	63.8%

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Option Activity

We granted no options during the years ended December 31, 2023, 2022, and 2021. Stock option activity during the year ended of December 31, 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2022	2,082	$10.24
Granted	—	—
Exercised	(974)	7.76
Forfeited/ cancelled	—	—
Expired	(12)	7.55
Outstanding as of December 31, 2023	1,096	$12.48	3.48	$483
Vested and expected to vest as of December 31, 2023	1,096	$12.48	3.48	$483
Exercisable Options as of December 31, 2023	1,096	$12.48	3.48	$483

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Total intrinsic value of options exercised	$1.8	$0.9	$2.2
Total fair value of options vested	$—	$2.3	$2.6

RSU Activity

RSU activity, excluding PSU activity, during the year ended of December 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2022	9,487	$6.36
Granted	6,331	5.28
Vested	(6,179)	5.58
Forfeited	(596)	6.22
Outstanding as of December 31, 2023	9,043	$6.15	1.37	$86,085

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$38.9	$41.4	$36.4
Total fair value of RSUs vested (the grant date fair value)	$34.4	$34.0	$31.3
RSU granted weighted-average fair value per share	$5.28	$7.23	$7.32

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

PSU activity during the year ended of December 31, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2022	4,041	$6.22
Granted	2,050	4.56
Vested	(2,237)	5.55
Forfeited	(3)	8.28
Outstanding as of December 31, 2023	3,851	$5.72	1.00	$36,661

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Total intrinsic value of PSUs vested (the release date fair value)	$17.7	$4.8	$1.4
Total fair value of PSUs vested (the grant date fair value)	$12.4	$2.7	$0.6
PSU granted weighted-average fair value per share	$4.56	$6.52	$6.74

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cost of revenue	$3,533	$4,841	$3,917
Research and development	12,700	12,317	10,865
Sales and marketing	5,899	6,290	5,392
General and administrative	25,816	25,028	17,856
Total	$47,948	$48,476	$38,030

As of December 31, 2023, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. Approximately $58.6 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.7 years as of December 31, 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the years ended December 31, 2023, 2022, and 2021, we settled executive and employee bonuses by granting and issuing restricted stock units (non-cash financing activities) that vested immediately amounting to $13.5 million, $8.7 million, and $15.1 million, respectively.

401(K) Plan

We have a 401(K) Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 50% of contributions for employees up to a maximum of $2,000 in employee contributions per fiscal year. During the years ended December 31, 2023, 2022 and 2021, we recognized expense of approximately $1.1 million, $1.1 million and $1.1 million, respectively.

Note 10. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$(26,266)	$(60,374)	$(59,370)
International	5,405	4,723	4,018
Total	$(20,861)	$(55,651)	$(55,352)

Provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current:
U.S. Federal	$88	$166	$—
State	273	87	21
Foreign	697	601	989
	1,058	854	1,010
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	117	121	(333)
	117	121	(333)
Total	$1,175	$975	$677

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The effective tax rate differed from the U.S. federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Tax benefit at U.S. federal income tax rate	21.0%	21.0%	21.0%
State tax benefit, net of federal benefit	(1.0)%	1.9%	2.9%
Impact of international operations	3.1%	1.3%	1.3%
FDII deduction	1.8%	—%	—%
U.S. taxes on foreign entities	—%	—%	(3.9)%
Stock-based compensation	(22.5)%	(7.3)%	(3.0)%
U.S. federal tax credits	13.8%	3.7%	1.6%
Change in valuation allowance	(21.7)%	(21.8)%	(20.3)%
Non-deductible transaction costs	(0.6)%	(0.1)%	(0.6)%
Other	0.5%	(0.5)%	(0.2)%
Provision for income taxes	(5.6)%	(1.8)%	(1.2)%

The significant components of net deferred tax assets consisted of the following:

	As of December 31,
	2023	2022
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$9,377	$11,330
Net operating loss carryforwards	18,940	22,622
Stock-based compensation	3,165	3,527
Lease liabilities	4,965	5,706
Deferred revenue	100	409
Tax credit carryforwards	15,775	11,510
Depreciation and amortization	3,231	3,307
Capitalized research and development expenses	50,519	40,016
Total deferred tax assets	106,072	98,427
Deferred Tax Liabilities:
Operating lease right-of-use assets	(2,823)	(3,174)
Total deferred tax liabilities	(2,823)	(3,174)
Valuation Allowance	(101,977)	(93,869)
Net deferred tax assets	$1,272	$1,384

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at the beginning of the period	$93,869	$81,742	$70,496
Additions (1)	13,892	16,798	11,246
Deductions (2)	(5,784)	(4,671)	—
Balance at the end of the period	$101,977	$93,869	$81,742
________________________
(1)    Additions are primarily increases in tax attribute carryforwards and capitalized expenditures for income tax purposes.

(2)     Deductions present the utilization of U.S. federal and state net operating losses and tax credit attributes.

Realization of the deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We do not anticipate to realize the net U.S. federal and state deferred tax assets and certain foreign tax attributes, which have been fully offset by a valuation allowance. As of December 31, 2023 and 2022, the valuation allowance was $102.0 million and $93.9 million, respectively.

The utilization of net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of portions of the net operating loss and tax credit carryforwards before utilization.

As of December 31, 2023, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal (1)	$7,736	2031
U.S. federal (1)(2)	62,798	Indefinite
California	36,888	2028
Other states	35,489	2024
_________________________
(1)All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382.

(2)All of the losses are subject to usage limitation of 80% of taxable income in a year when the losses will be utilized.

As of December 31, 2023, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal	$9,249	2039
California	8,662	Indefinite
Foreign	2,766	2041

As of December 31, 2023, withholding taxes and state income taxes expected to be incurred on the foreign subsidiaries’ earnings that are not indefinitely reinvested are immaterial.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at the beginning of the period	$2,763	$1,736	$1,355
Additions for tax positions taken during the current year	679	765	444
Additions (reductions) for tax positions taken during a prior year	133	275	(58)
Reductions as a result of a lapse of the applicable statute of limitations	(21)	(13)	(5)
Balance at the end of the period	$3,554	$2,763	$1,736

The total amount of unrecognized tax benefits, including immaterial interest and penalties, was $3.6 million and $2.8 million as of December 31, 2023 and 2022, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.

We file income tax returns in the U.S. and numerous foreign jurisdictions. We are subject to income tax examinations by taxing authorities globally for years ending or after December 31, 2018. IRS audit of the consolidated returns of NETGEAR for which Arlo was a part of in 2018, had been closed with no findings, while the 2018 California Franchise Tax Board and 2016-2018 Texas Franchise tax audits are still in progress. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that the estimate has adequately reflected these matters. However, the future results may include adjustments to estimates in the period the audits will be resolved, which may impact the effective tax rate. We don't expect a significant change in unrecognized tax benefits within the next twelve months.

Note 11. Net Loss Per Share

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except for per share data)
Numerator:
Net loss	$(22,036)	$(56,626)	$(56,029)
Denominator:
Weighted average common shares - basic and diluted	92,754	87,173	82,688
Basic and diluted net loss per share	$(0.24)	$(0.65)	$(0.68)

Anti-dilutive employee stock-based awards, excluded	1,776	5,451	5,041

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

Geographic Information for Revenue

Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geographic area is generally based upon the bill-to location of the customer. The following table presents revenue by geographic area.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
United States	$299,360	$268,435	$265,844
Spain	113,826	135,896	83,779
Ireland	20,148	44,287	40,877
Other countries	57,842	41,796	44,637
Total	$491,176	$490,414	$435,137

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of December 31,
	2023	2022
	(In thousands)
United States	$13,372	$17,762
Other countries	2,839	2,383
Total	$16,211	$20,145

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation and in reference only to the matter described below, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures are not effective at a reasonable assurance level due to a material weakness in internal control over financial reporting.

Our management has performed additional analyses, reconciliations, and other post-closing procedures as well as assessed all key non-IT related internal control over financial reporting noting no deficiencies were identified; and therefore, we have concluded that, notwithstanding the matter described below, the consolidated financial statements are fairly presented, in all material respects. Management, including our Chief Executive Officer and Chief Financial Officer, believe that the consolidated financial statements contained in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows for all periods presented in accordance with U.S. Generally Accepted Accounting Principles.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control - Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weakness described below.

In connection with our assessment of the effectiveness of internal control over financial reporting, management identified certain control deficiencies in the area of our Information Technology General Control (“ITGC”) related to (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program change management controls; and (iii) certain computer operations controls that, when aggregated, arise to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness did not result in any material misstatements in our consolidated financial statements or disclosures in any of the fiscal years ended December 31, 2023, 2022 or 2021. However, a material weakness could result in misstatements potentially impacting our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Remediation Plans for the Material Weakness

Management is committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to: (i) increasing timely reviews of IT system changes made; (ii) rationalizing access privileges for developer system users; (iii) implementing or modifying controls related to program change management and certain computer operations; and (iv) training of relevant personnel on the design and operation of any new or modified ITGCs.

These steps are subject to ongoing management review, as well as oversight by the audit committee of our board of directors. Additional or modified measures may also be required to remediate the material weakness. We will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) Trading Arrangements

During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo's securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Action Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Matthew McRae, Chief Executive Officer	Adoption	November 30, 2023 (3)	X		525,594	March 7, 2025
Kurtis Binder, Chief Financial Officer	Adoption	November 29, 2023 (3)	X		131,213	December 13, 2024
Brian Busse, General Counsel	Adoption	November 16, 2023 (3)	X		99,134	November 15, 2024
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the sections headed “Election of Directors,” “Continuing Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information About Our Executive Officers.”.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the sections headed “Compensation and Human Capital Committee” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the section headed “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the sections headed “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the section headed “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.	10-K	2/26/2021	4.2
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.7	Office Lease, by and between LT Orchard Parkway, LLC and Arlo Technologies, Inc. dated as of June 28, 2018	S-1	7/6/2018	10.7
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.14 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.15	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.16 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.23
10.17 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019, as amended on June 23, 2020, November 1, 2021, and December 1, 2021	10-K	3/2/2022	10.23
10.18 *	Confirmatory Employment Letter with Gordon Mattingly	10-Q	8/6/2020	10.2
10.19 *	Form of Change in Control and Severance Agreement for non-CEO Executive Officers	10-Q	8/6/2020	10.3
10.20 *	Non-Employee Director Compensation Policy	10-K	2/26/2021	10.30
10.21	Sublease, by and between Arlo Technologies, Inc. and Vocera Communications, Inc., dated as of May 25, 2021	10-Q	8/5/2021	10.1
10.22 *	Performance Stock Unit Award under 2018 Equity Incentive Plan to Matthew McRae, dated September 9, 2021	10-Q	11/10/2021	10.2
10.23	Loan and Security Agreement, by and between Arlo Technologies, Inc. and Bank of America, N.A. dated as of October 27, 2021	10-K	3/2/2022	10.31
10.24 *	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.1
10.25 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.2
10.26 *	Performance Stock Unit Award under 2018 Equity Incentive Plan	10-Q	5/11/2022	10.3
10.27 *	Form of Notice of Stock Option Grant (Change in Control)	10-Q	11/9/2022	10.1
10.28 *	Form of Notice of Stock Option Grant (Global)	10-Q	11/9/2022	10.2

10.29 *	Form of Notice of Grant of Restricted Stock Units (Standard)	10-Q	11/9/2022	10.3
10.30 *	Form of Notice of Grant of NEO Service and Performance-Based Stock Option (IPO Grant)	10-Q	11/9/2022	10.4
10.31 *	Form of Notice of Grant of Restricted Stock Units (Non-Employee Director)	10-Q	11/9/2022	10.5
10.32 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (Cash Balance)	10-Q	11/9/2022	10.6
10.33 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (TSR)	10-Q	11/9/2022	10.7
10.34 *	Employment Offer Letter with Kurt Binder, dated August 23, 2022	8-K	8/26/2022	10.1
10.35 *	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended	8-K	8/26/2022	10.2
10.36 *	Form of Retention Agreement	10-Q	11/9/2022	10.10
10.37 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Retention Agreement)	10-Q	11/9/2022	10.11
10.38 *	Form of Notice of Grant of Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.12
10.39 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.13
21.1	List of subsidiaries and affiliates				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X
97 †	Arlo Technologies, Inc. Clawback Policy				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

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

Date: February 29, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	February 29, 2024
Matthew McRae	(Principal Executive Officer)

/s/ KURTIS BINDER	Chief Financial Officer	February 29, 2024
Kurtis Binder	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	February 29, 2024
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	February 29, 2024
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	February 29, 2024
Ralph E. Faison

/s/ CATRIONA FALLON	Director	February 29, 2024
Catriona Fallon

/s/ AMY ROTHSTEIN	Director	February 29, 2024
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	February 29, 2024
Grady K. Summers