Form 10-Q
period 2024-03-31
Arlo Technologies, Inc.
filed 2024-05-09
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 97,579,315 as of May 3, 2024.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024	December 31, 2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,054	$56,522
Short-term investments	80,809	79,974
Accounts receivable, net	56,496	65,360
Inventories	44,676	38,408
Prepaid expenses and other current assets	11,896	10,271
Total current assets	255,931	250,535
Property and equipment, net	4,311	4,761
Operating lease right-of-use assets, net	10,697	11,450
Goodwill	11,038	11,038
Restricted cash	4,183	4,131
Other non-current assets	3,602	3,623
Total assets	$289,762	$285,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,878	$55,201
Deferred revenue	21,394	18,041
Accrued liabilities	79,100	88,209
Total current liabilities	170,372	161,451
Non-current operating lease liabilities	16,133	17,021
Other non-current liabilities	3,320	3,790
Total liabilities	189,825	182,262
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 97,202,042 at March 31, 2024 and 95,380,281 at December 31, 2023	97	95
Additional paid-in capital	476,665	470,322
Accumulated other comprehensive income	280	320
Accumulated deficit	(377,105)	(367,461)
Total stockholders’ equity	99,937	103,276
Total liabilities and stockholders’ equity	$289,762	$285,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands, except per share data)
Revenue:
Products	$67,493	$67,060
Services	56,707	43,944
Total revenue	124,200	111,004
Cost of revenue:
Products	63,224	64,041
Services	13,596	11,746
Total cost of revenue	76,820	75,787
Gross profit	47,380	35,217

Operating expenses:
Research and development	20,793	17,750
Sales and marketing	17,370	15,353
General and administrative	19,348	15,622
Others	479	632
Total operating expenses	57,990	49,357

Loss from operations	(10,610)	(14,140)
Interest income, net	1,386	726
Other loss, net	(25)	(39)
Loss before income taxes	(9,249)	(13,453)
Provision for income taxes	395	792
Net loss	$(9,644)	$(14,245)

Net loss per share:
Basic and diluted	$(0.10)	$(0.16)
Weighted average shares used to compute net loss per share:
Basic and diluted	96,264	89,653

Comprehensive loss:
Net loss	$(9,644)	$(14,245)
Other comprehensive income (loss), net of tax	(40)	128
Total comprehensive loss	$(9,684)	$(14,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Total stockholders’ equity, beginning balances	$103,276	$87,695

Common stock:
Beginning balances	$95	$89
Issuance of common stock under stock-based compensation plans	3	3
Restricted stock unit withholdings	(1)	(1)
Ending balances	$97	$91

Additional paid-in capital:
Beginning balances	$470,322	$433,138
Stock-based compensation expense	13,224	10,270
Settlement of liability classified restricted stock units	6,903	6,739
Issuance of common stock under stock-based compensation plans	570	355
Restricted stock unit withholdings	(14,354)	(4,693)
Ending balances	$476,665	$445,809

Accumulated deficit:
Beginning balances	$(367,461)	$(345,425)
Net loss	(9,644)	(14,245)
Ending balances	$(377,105)	$(359,670)

Accumulated other comprehensive income:
Beginning balances	$320	$(107)
Other comprehensive income (loss), net of tax	(40)	128
Ending balances	$280	$21

Total stockholders’ equity, ending balances	$99,937	$86,251

Common stock shares:
Beginning balances	95,380	88,887
Issuance of common stock under stock-based compensation plans	3,221	3,165
Restricted stock unit withholdings	(1,399)	(1,267)
Ending balances	97,202	90,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,644)	$(14,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	18,550	14,591
Depreciation and amortization	903	1,149
Allowance for credit losses and non-cash changes to reserves	(107)	198
Deferred income taxes	68	127
Other	(792)	(124)
Changes in assets and liabilities:
Accounts receivable	8,978	13,216
Inventories	(6,275)	6,341
Prepaid expenses and other assets	(1,672)	(900)
Accounts payable	14,561	(6,093)
Deferred revenue	3,427	3,785
Accrued and other liabilities	(8,191)	(7,716)
Net cash provided by operating activities	19,806	10,329
Cash flows from investing activities:
Purchases of property and equipment	(356)	(923)
Purchases of short-term investments	(40,802)	(36,755)
Proceeds from maturities of short-term investments	40,718	15,006
Net cash used in investing activities	(440)	(22,672)
Cash flows from financing activities:
Proceeds related to employee benefit plans	573	3
Restricted stock unit withholdings	(14,355)	(4,694)
Net cash used in financing activities	(13,782)	(4,691)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,584	(17,034)
Cash, cash equivalents, and restricted cash, at beginning of period	60,653	88,179
Cash, cash equivalents, and restricted cash, at end of period	$66,237	$71,145
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$62,054	$66,970
Restricted cash	4,183	4,175
Total cash, cash equivalents, and restricted cash	$66,237	$71,145
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$180	$894

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 29, 2024. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended March 31, 2024 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to such policies during the three months ended March 31, 2024.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the three months ended March 31, 2024.

Accounting Pronouncements Not Yet Effective

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires on an annual basis to (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) income taxes paid disaggregated by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Performance Obligations

The total estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied was $23.5 million as of March 31, 2024 and $18.8 million as of December 31, 2023, substantially related to a performance obligation classified as less than one year.

For the three months ended March 31, 2024 and April 2, 2023, $52.7 million and $41.2 million of revenue was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $49.2 million and $38.4 million of revenue was recognized for the satisfaction of performance obligations over time, respectively. Approximately $12.1 million and $8.4 million of this recognized revenue was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

During the five-year period that commenced on January 1, 2020, Verisure Sàrl (“Verisure”) has an aggregate purchase commitment of $500.0 million. As of March 31, 2024, the entire purchase commitment has been fulfilled. Based on the Supply Agreement with Verisure, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of March 31, 2024, we had a backlog of $44.5 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

On April 25, 2024, Verisure notified us that it is exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) under the same terms but without minimum purchase obligations.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Americas	$57,169	$56,632
EMEA	61,380	48,472
APAC	5,651	5,900
Total	$124,200	$111,004

As of March 31, 2024 and December 31, 2023, one customer accounted for 69.9%, and three customers accounted for 37.1%, 15.2%, and 10.2% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net. For the three months ended March 31, 2024 and April 2, 2023, one customer accounted for 49.4% and 43.7%, respectively. No other customers accounted for 10% or greater of the total revenue.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Balance Sheet Components

Short-Term Investments

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$80,529	$280	$—	$80,809	$79,654	$320	$—	$79,974

Accounts Receivable, Net

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Gross accounts receivable	$56,714	$65,693
Allowance for credit losses	(218)	(333)
Total	$56,496	$65,360

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Balance at the beginning of the period	$333	$423
Provision for (release of) expected credit losses	(115)	(94)
Balance at the end of the period	$218	$329

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and Equipment, Net

The components of property and equipment are as follows:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$14,531	$14,148
Software	15,676	15,639
Computer equipment	855	1,438
Leasehold improvements	4,572	4,661
Furniture and fixtures	2,544	2,544
Total property and equipment, gross	38,178	38,430
Accumulated depreciation	(33,867)	(33,669)
Total property and equipment, net (1)	$4,311	$4,761
_________________________
(1)    $0.8 million and $1.0 million property and equipment, net, was included in the sublease arrangement for the San Jose office building as of March 31, 2024 and December 31, 2023, respectively.

Depreciation expense pertaining to property and equipment was $0.9 million and $1.1 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the three months ended March 31, 2024 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the three months ended March 31, 2024 and April 2, 2023.

Accrued Liabilities

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Sales incentives	$22,941	$28,187
Sales returns	11,558	17,058
Compensation	15,240	13,278
Cloud and other costs	9,085	10,985
Other	20,276	18,701
Total	$79,100	$88,209

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$6,314	$5,782
Cash equivalents: U.S. Treasuries (<90 days)	264	520
Available-for-sale securities: U.S. Treasuries (1)	80,809	79,974
Total	$87,387	$86,276
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of March 31, 2024 and December 31, 2023, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.     Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of March 31, 2024, we have substantially incurred all costs pertaining to restructuring activities, with related cash outflows extending until the fourth quarter of 2024.

The restructuring liabilities are included in accrued liabilities in our unaudited condensed consolidated balance sheets. The restructuring charges are included in “Others” in the unaudited condensed consolidated statements of comprehensive loss. Restructuring activity is as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Restructuring charges	1,805	798	928	79
Cash payments	(588)	(579)	—	(9)
Non-cash and other adjustments	48	—	63	(15)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	692	564	117	11
Cash payments	(1,479)	(694)	(745)	(40)
Non-cash and other adjustments	(26)	—	—	(26)
Balance as of December 31, 2023	$452	$89	$363	$—
Restructuring charges	484	484	—	—
Cash payments	(640)	(525)	(115)	—
Non-cash and other adjustments	—	—	—	—
Balance as of March 31, 2024	$296	$48	$248	$—
Total costs incurred inception to date	$3,003	$1,846	$1,108	$49

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of March 31, 2024, we had unused borrowing capacity of $4.2 million.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of March 31, 2024, we were in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of March 31, 2024.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.     Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.5 million for each of the three months ended March 31, 2024 and April 2, 2023. We recorded sublease income as reduction of lease expense, in the amount of $0.5 million for each of the three months ended March 31, 2024 and April 2, 2023.

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,516	$1,889

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	March 31, 2024	December 31, 2023
Weighted average remaining lease term	4.8 years	5.0 years
Weighted average discount rate	5.74%	5.74%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of March 31, 2024 are as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2024 (Remaining nine months)	$3,923	$(1,598)	$2,325
2025	4,488	(2,006)	2,482
2026	4,631	(2,066)	2,565
2027	4,594	(2,322)	2,272
2028	3,659	(2,392)	1,267
Thereafter	1,750	(1,228)	522
Total future lease payments	$23,045	$(11,612)	$11,433
Less: imputed interest	(2,909)
Present value of future minimum lease payments	$20,136

Accrued liabilities	$4,003
Non-current operating lease liabilities	16,133
Total lease liabilities	$20,136

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of March 31, 2024, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of March 31, 2024, we had $40.0 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of March 31, 2024, an additional $29.4 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Balance at the beginning of the period	$1,193	$1,174
Provision for warranty obligations	143	15
Settlements	(71)	(70)
Balance at the end of the period	$1,265	$1,119

Litigation and Other Legal Matters

We are involved in disputes, litigation, and other legal actions. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within general and administrative expenses. We monitor developments in these legal matters that could affect the estimate we had previously accrued. In relation to such matters, we currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2024 and December 31, 2023, we have not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to four years. As of March 31, 2024, approximately 3.8 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

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

The following table sets forth the available shares for grants as of March 31, 2024:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2023	3,516
Additional authorized shares	3,808
Granted	(5,257)
Forfeited / cancelled	327
Shares traded for taxes	1,399
Shares available for grants as of March 31, 2024	3,793

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. As of March 31, 2024, 2.8 million shares were available for issuance under the ESPP.

Option Activity

We granted no options during the three months ended March 31, 2024. Stock option activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	1,096	$12.48
Granted	—	$—
Exercised	(68)	$8.35
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of March 31, 2024	1,028	$12.76
Vested and exercisable as of March 31, 2024	1,028	$12.76

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RSU Activity

RSU activity, excluding PSU activity, during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	9,043	$6.15
Granted	2,332	$9.79
Vested	(2,411)	$7.63
Forfeited	(301)	$6.49
Outstanding as of March 31, 2024	8,663	$6.71

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

PSU activity during the three months ended March 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	3,851	$5.72
Granted	2,924	$9.12
Vested	(742)	$4.59
Forfeited	(25)	$4.33
Outstanding as of March 31, 2024	6,008	$7.52

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Cost of revenue	$1,371	$860
Research and development	4,904	3,911
Sales and marketing	2,240	1,722
General and administrative	10,035	8,098
Total	$18,550	$14,591

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of March 31, 2024, all outstanding options were fully vested; therefore, there was no unrecognized compensation cost related to stock options. Approximately $83.3 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.5 years as of March 31, 2024.

During the three months ended March 31, 2024 and April 2, 2023, we settled executive and employee bonuses by granting and issuing restricted stock units (non-cash financing activities) that vested immediately amounting to $6.9 million and $6.7 million, respectively.

Note 10.     Income Taxes

The provision for income taxes for the three months ended March 31, 2024 was $0.4 million or an effective tax rate of (4.3)%. The provision for income taxes for the three months ended April 2, 2023 was $0.8 million or an effective tax rate of (5.9)%. During the three months ended March 31, 2024 and April 2, 2023, we sustained U.S. book losses. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Provision for income taxes decreased for the three months ended March 31, 2024, compared to the prior year period, primarily due to (i) foreign-derived intangible income (“FDII”) and higher Section 174 amortization in the U.S. and (ii) the utilization of R&D credit in Ireland to partially offset its tax liability.

Note 11.     Net Loss Per Share

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands, except per share data)
Numerator:
Net loss	$(9,644)	$(14,245)
Denominator:
Weighted average common shares - basic and diluted	96,264	89,653
Basic and diluted net loss per share	$(0.10)	$(0.16)

Anti-dilutive employee stock-based awards, excluded	805	7,859

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

Geographic Information for Revenue

Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geographic area is generally based upon the bill-to location of the customer. The following table presents revenue by geographic area. For comparative purposes, amounts in prior period have been recast.

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
United States	$54,375	$55,843
Spain	40,406	38,571
Sweden	13,261	5,021
Other countries	16,158	11,569
Total	$124,200	$111,004

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
United States	$12,237	$13,372
Other countries	2,771	2,839
Total	$15,008	$16,211

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

Since the launch of our first product in December 2014, we have shipped over 33.4 million smart connected devices. As of March 31, 2024, the Arlo platform had approximately 9.2 million cumulative registered accounts across more than 100 countries around the world coupled with 3.2 million cumulative paid subscribers and annual recurring revenue of $227.0 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the three months ended March 31, 2024 and April 2, 2023, we generated total revenue of $124.2 million and $111.0 million, respectively. Loss from operations was $10.6 million and $14.1 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

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

	As of
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Cumulative registered accounts	9,173	22.1%	7,510
Cumulative paid accounts (1)	3,235	58.3%	2,044
Annual recurring revenue (“ARR”) (2)	$226,968	24.3%	$182,583
_________________________
(1)     The number of cumulative paid accounts as of March 31, 2024 included paid accounts managed by Verisure Sàrl (“Verisure”) in our EMEA region which are now onboarded with us. This does not have an impact to our financial statements and key business metrics other than our number of cumulative paid accounts.

(2)     As described further below, in the first fiscal quarter of 2024, we changed the methodology on paid service revenue recognition from a mid-month convention to a daily recognition model. As a result, ARR as of March 31, 2024 was calculated using the daily recognition model while ARR as of April 2, 2023 was calculated using our former methodology, the mid-month convention. ARR as of April 2, 2023 calculated using the daily recognition model does not represent a material change from the mid-month convention over the same period.

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

Annual Recurring Revenue. We believe ARR enables measurement of our business initiatives and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually. In the first fiscal quarter of 2024, we changed the methodology on paid service revenue recognition from a mid-month convention to a daily recognition model which recognizes paid service revenue based on the number of service days within the fiscal reporting period, commencing on the start date of the subscription and continuing over the term of the arrangement. Accordingly, the methodology used to calculate ARR was also changed as of March 31, 2024 and is now calculated by taking the average daily paid service revenue of the last calendar month in the fiscal quarter, multiplied by 365 days. We believe the daily recognition model aligns with our customers’ subscription period and service usage and allows for a more precise measurement of paid service revenue relative to the former methodology of a mid-month convention, which was based on paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. This change in calculation methodology has no material impact on our financial statements or any previously reported ARR numbers. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of Global Geopolitical, Economic and Business Conditions

During the three months ended March 31, 2024, we remained focused on the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing or reducing excess office space. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates, current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	March 31, 2024		April 2, 2023
	(In thousands, except percentage data)
Revenue:
Products	$67,493	54.3%	$67,060	60.4%
Services	56,707	45.7%	43,944	39.6%
Total revenue	124,200	100.0%	111,004	100.0%
Cost of revenue:
Products	63,224	50.9%	64,041	57.7%
Services	13,596	10.9%	11,746	10.6%
Total cost of revenue	76,820	61.9%	75,787	68.3%
Gross profit	47,380	38.1%	35,217	31.7%
Operating expenses:
Research and development	20,793	16.7%	17,750	16.0%
Sales and marketing	17,370	14.0%	15,353	13.8%
General and administrative	19,348	15.6%	15,622	14.1%
Others	479	0.3%	632	0.6%
Total operating expenses	57,990	46.6%	49,357	44.5%
Loss from operations	(10,610)	(8.5)%	(14,140)	(12.8)%
Interest income, net	1,386	1.1%	726	0.7%
Other income, net	(25)	—%	(39)	0.0%
Loss before income taxes	(9,249)	(7.4)%	(13,453)	(12.1)%
Provision for income taxes	395	0.3%	792	0.7%
Net loss	$(9,644)	(7.7)%	$(14,245)	(12.8)%

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

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geographic region on the bill-to location of the customer.

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Americas	$57,169	0.9%	$56,632
Percentage of revenue	46.0%		51.0%
EMEA	61,380	26.6%	48,472
Percentage of revenue	49.4%		43.7%
APAC	5,651	(4.2)%	5,900
Percentage of revenue	4.6%		5.3%
Total revenue	$124,200	11.9%	$111,004

Revenue by classification is as follows:

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Product revenue	$67,493	0.6%	$67,060
Service revenue	56,707	29.0%	43,944
Total revenue	$124,200	11.9%	$111,004

Product revenue increased by $0.4 million, or 0.6% for the three months ended March 31, 2024 compared to the prior year period, primarily driven by an increase in product shipments in EMEA due to stronger customer demand, partially offset by the decrease in product sales in the Americas and APAC due to seasonality. The increase in product revenue was partially offset by higher sales incentives that are deemed to be a reduction of revenue.

Service revenue increased in all regions by $12.8 million, or 29.0% for the three months ended March 31, 2024 compared to the prior year period, primarily due to a 58.3% increase in cumulative paid accounts and an approximated
30% increase in rates for our subscription plans.

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

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation, product mix, sales channel mix, registered accounts’ acceptance of paid subscription service offerings, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty costs, and charges for excess or obsolete inventory. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product and service costs and gross margin and allows us to adapt to changing market dynamics and supply chain constraints.

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Cost of revenue:
Products	$63,224	(1.3)%	$64,041
Services	13,596	15.8%	11,746
Total cost of revenue	$76,820	1.4%	$75,787

Product cost of revenue decreased 1.3% for the three months ended March 31, 2024 compared to the prior year period, primarily due to a decrease in product warranty reserves, partially offset by an increase in inventory reserves.

Service cost of revenue increased 15.8% for the three months ended March 31, 2024 compared to the prior year period, primarily due to service revenue growth as a result of the increase in cumulative paid accounts, partially offset by cost optimizations.

Gross Profit

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Gross profit:
Products	$4,269	41.4%	$3,019
Services	43,111	33.9%	32,198
Total gross profit	$47,380	34.5%	$35,217
Gross margin percentage:
Products	6.3%		4.5%
Services	76.0%		73.3%
Total gross margin	38.1%		31.7%

Product gross profit increased for the three months ended March 31, 2024 compared to the prior year period, primarily driven by increased product sales in EMEA, partially offset by higher sales incentives that are deemed to be a reduction of revenue.

Service gross profit increased for the three months ended March 31, 2024 compared to the prior year period, primarily due to service revenue growth in all regions as a result of increases in cumulative paid accounts and rates for our subscription plans, as well as cost optimizations.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and allocated IT and facilities overhead. Generally, we recognize research and development expenses as they are incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We expect research and development expense to increase in absolute dollars as we develop new product and service offerings and compete for engineering talent. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products, and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities.

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Research and development expense	$20,793	17.1%	$17,750

Research and development expense increased by $3.0 million for the three months ended March 31, 2024 compared to the prior year period, primarily due to an increase of $2.1 million in personnel-related expenses mainly from merit increases and stock-based compensation.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff, technical support expense, advertising, trade shows, media and placement, corporate communications and other marketing expense, product marketing expense, allocated IT and facilities overhead, outbound freight costs, and credit card processing fees. We expect our sales and marketing expense to increase in the future as we invest in marketing to drive demand for our products and services.

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Sales and marketing expense	$17,370	13.1%	$15,353

Sales and marketing expense increased $2.0 million for the three months ended March 31, 2024 compared to the prior year period, primarily due to increases of $1.0 million in professional services as a result of continued investment in customer experience improvements across customer care and engineering, $0.9 million in personnel-related expenses mainly from stock-based compensation and merit increases, and $0.2 million credit card processing fees as a result of increases in Arlo.com store sales and paid subscriber accounts.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, allocated IT and facilities overhead, strategic initiative expense, and other general corporate expense. We expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
General and administrative expense	$19,348	23.9%	$15,622

General and administrative expense increased $3.7 million for the three months ended March 31, 2024 compared to the prior year period, primarily due to increases of $2.8 million in personnel-related expenses mainly from stock-based compensation and $0.8 million in professional services.

Others

Others include separation expense, which consists primarily of costs of legal and professional services and restructuring charges, which consist of severance costs, office exit expense, and other exit expense associated with the abandonment of certain lease contracts and cancellation of contractual services arrangements with certain suppliers.

Interest Income, Net and Other Loss, Net

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Interest income, net	$1,386	90.9%	$726
Other loss, net	$(25)	**	$(39)
**Percentage change not meaningful.

Interest income, net increased for the three months ended March 31, 2024 compared to the prior year period, primarily due to the increase in our short-term investments as well as higher interest rates.

Provision for Income Taxes

	Three Months Ended
	March 31, 2024	% Change	April 2, 2023
	(In thousands, except percentage data)
Provision for income taxes	$395	(50.1)%	$792
Effective tax rate	(4.3)%		(5.9)%

The effective tax rate for the three months ended March 31, 2024 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Liquidity and Capital Resources

As of March 31, 2024, our cash and cash equivalents and short-term investments totaled $142.9 million and we had unused borrowing capacity of $4.2 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may incur operating and net losses in the future. As of March 31, 2024, our accumulated deficit was $377.1 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Leases and Contractual Commitments

Our operating lease obligations mostly include offices, equipment, and distribution centers. Our contractual commitments are primarily inventory-related purchase obligations with suppliers.

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

Cash Flow

	Three Months Ended
	March 31, 2024	April 2, 2023
	(In thousands)
Net cash provided by operating activities	$19,806	$10,329
Net cash used in investing activities	(440)	(22,672)
Net cash used in financing activities	(13,782)	(4,691)
Net cash increase (decrease)	$5,584	$(17,034)

Operating activities

Net cash provided by operating activities increased by $9.5 million for the three months ended March 31, 2024 compared to the prior year period, primarily due to improved profitability and favorable working capital movements as a result of higher accounts payable balances due to the timing of payments, offset by increased inventory purchases.

Investing activities

Net cash used in investing activities decreased by $22.2 million for the three months ended March 31, 2024 compared to the prior year period, primarily due to lower net purchases of short-term investments.

Financing activities

Net cash used in financing activities increased by $9.1 million for the three months ended March 31, 2024 compared to the prior year period, primarily due to the increase in withholding tax from restricted stock unit releases.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our CEO and our CFO, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2024 at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Notwithstanding the material weakness in our internal control over financial reporting described below, our management believes that the unaudited condensed consolidated financial statements and related financial information included in this Quarterly Report for the three months ended March 31, 2024 fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

Previously Reported Material Weaknesses

As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, in connection with our assessment of the effectiveness of internal control over financial reporting, our management identified certain control deficiencies in the area of our Information Technology General Control (“ITGC”) related to (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program change management controls; and (iii) certain computer operations controls that, when aggregated, arise to a material weakness.

Management is committed to remediating the material weakness in a timely manner. Our remediation process includes, but is not limited to: (i) increasing timely reviews of information technology system changes made; (ii) rationalizing access privileges for developer system users; (iii) implementing or modifying controls related to program change management and certain computer operations; and (iv) training of relevant personnel on the design and operation of any new or modified ITGCs.

These steps are subject to ongoing management review, as well as oversight by the audit committee of our board of directors. Additional or modified measures may also be required to remediate the material weaknesses. We will not be able to conclude that we have completely remediated the material weaknesses until the applicable controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that the remediated controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.” During the three months ended March 31, 2024, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5.    Other Information

Trading Arrangements

During the quarter ended March 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo's securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Action Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Amy Rothstein, Director	Adoption	March 14, 2024 (3)	X		40,000	March 12, 2025
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

ARLO TECHNOLOGIES, INC.
Registrant

/s/ MATTHEW MCRAE
Matthew McRae
Chief Executive Officer
(Principal Executive Officer)

/s/ KURTIS BINDER
Kurtis Binder
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2024