Form 10-Q
period 2024-06-30
Arlo Technologies, Inc.
filed 2024-08-08
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 99,936,445 as of August 2, 2024.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024	December 31, 2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,928	$56,522
Short-term investments	81,077	79,974
Accounts receivable, net	61,746	65,360
Inventories	45,227	38,408
Prepaid expenses and other current assets	12,253	10,271
Total current assets	263,231	250,535
Property and equipment, net	3,771	4,761
Operating lease right-of-use assets, net	10,242	11,450
Goodwill	11,038	11,038
Restricted cash	3,624	4,131
Other non-current assets	3,900	3,623
Total assets	$295,806	$285,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,084	$55,201
Deferred revenue	23,505	18,041
Accrued liabilities	80,024	88,209
Total current liabilities	177,613	161,451
Non-current operating lease liabilities	15,399	17,021
Other non-current liabilities	3,526	3,790
Total liabilities	196,538	182,262
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 98,326,212 at June 30, 2024 and 95,380,281 at December 31, 2023	98	95
Additional paid-in capital	487,644	470,322
Accumulated other comprehensive income	191	320
Accumulated deficit	(388,665)	(367,461)
Total stockholders’ equity	99,268	103,276
Total liabilities and stockholders’ equity	$295,806	$285,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands, except per share data)
Revenue:
Products	$67,186	$64,749	$134,679	$131,809
Services	60,261	50,327	116,968	94,271
Total revenue	127,447	115,076	251,647	226,080
Cost of revenue:
Products	66,036	60,446	129,260	124,487
Services	14,557	12,772	28,153	24,518
Total cost of revenue	80,593	73,218	157,413	149,005
Gross profit	46,854	41,858	94,234	77,075

Operating expenses:
Research and development	19,561	17,618	40,354	35,368
Sales and marketing	17,698	16,921	35,068	32,274
General and administrative	21,430	15,007	40,778	30,629
Others	966	341	1,445	973
Total operating expenses	59,655	49,887	117,645	99,244

Loss from operations	(12,801)	(8,029)	(23,411)	(22,169)
Interest income, net	1,495	835	2,881	1,561
Other income (loss), net	(18)	52	(43)	13
Loss before income taxes	(11,324)	(7,142)	(20,573)	(20,595)
Provision for income taxes	236	221	631	1,013
Net loss	$(11,560)	$(7,363)	$(21,204)	$(21,608)

Net loss per share:
Basic and diluted	$(0.12)	$(0.08)	$(0.22)	$(0.24)
Weighted average shares used to compute net loss per share:
Basic and diluted	97,843	92,337	97,051	90,984

Comprehensive loss:
Net loss	$(11,560)	$(7,363)	$(21,204)	$(21,608)
Other comprehensive income (loss), net of tax	(89)	131	(129)	259
Total comprehensive loss	$(11,649)	$(7,232)	$(21,333)	$(21,349)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Total stockholders’ equity, beginning balances	$99,937	$86,251	$103,276	$87,695

Common stock:
Beginning balances	$97	$91	$95	$89
Issuance of common stock under stock-based compensation plans	2	4	5	7
Restricted stock unit withholdings	(1)	(1)	(2)	(2)
Ending balances	$98	$94	$98	$94

Additional paid-in capital:
Beginning balances	$476,665	$445,809	$470,322	$433,138
Stock-based compensation expense	17,299	9,997	30,523	20,622
Settlement of liability classified restricted stock units	—	—	6,903	6,739
Issuance of common stock under stock-based compensation plans	113	2,986	683	2,986
Issuance of common stock under Employee Stock Purchase Plan	1,692	1,617	1,692	1,617
Restricted stock unit withholdings	(8,125)	(11,866)	(22,479)	(16,559)
Ending balances	$487,644	$448,543	$487,644	$448,543

Accumulated deficit:
Beginning balances	$(377,105)	$(359,670)	$(367,461)	$(345,425)
Net loss	(11,560)	(7,363)	(21,204)	(21,608)
Ending balances	$(388,665)	$(367,033)	$(388,665)	$(367,033)

Accumulated other comprehensive income:
Beginning balances	$280	$21	$320	$(107)
Other comprehensive income (loss), net of tax	(89)	131	(129)	259
Ending balances	$191	$152	$191	$152

Total stockholders’ equity, ending balances	$99,268	$81,756	$99,268	$81,756

Common stock shares:
Beginning balances	97,202	90,785	95,380	88,887
Issuance of common stock under stock-based compensation plans	1,563	3,976	4,784	7,141
Issuance of common stock under Employee Stock Purchase Plan	233	460	233	460
Restricted stock unit withholdings	(672)	(1,567)	(2,071)	(2,834)
Ending balances	98,326	93,654	98,326	93,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2024	July 2, 2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,204)	$(21,608)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	39,470	27,564
Depreciation and amortization	1,684	2,353
Allowance for credit losses and non-cash changes to reserves	(225)	613
Deferred income taxes	(5)	243
Other	(1,615)	(567)
Changes in assets and liabilities:
Accounts receivable	3,805	8,734
Inventories	(6,785)	6,411
Prepaid expenses and other assets	(2,254)	(5,624)
Accounts payable	18,785	9,836
Deferred revenue	5,582	6,198
Accrued and other liabilities	(10,970)	(11,245)
Net cash provided by operating activities	26,268	22,908
Cash flows from investing activities:
Purchases of property and equipment	(651)	(1,954)
Purchases of short-term investments	(111,519)	(61,152)
Proceeds from maturities of short-term investments	111,902	29,956
Net cash used in investing activities	(268)	(33,150)
Cash flows from financing activities:
Proceeds related to employee benefit plans	2,380	4,611
Restricted stock unit withholdings	(22,481)	(16,562)
Net cash used in financing activities	(20,101)	(11,951)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,899	(22,193)
Cash, cash equivalents, and restricted cash, at beginning of period	60,653	88,179
Cash, cash equivalents, and restricted cash, at end of period	$66,552	$65,986
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$62,928	$61,951
Restricted cash	3,624	4,035
Total cash, cash equivalents, and restricted cash	$66,552	$65,986
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$233	$433

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 29, 2024. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three and six months ended June 30, 2024 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to such policies during the six months ended June 30, 2024.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the six months ended June 30, 2024.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Performance Obligations

The total estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied was $25.9 million as of June 30, 2024 and $18.8 million as of December 31, 2023, substantially related to a performance obligation classified as less than one year.

For the six months ended June 30, 2024 and July 2, 2023, $106.7 million and $87.6 million of revenue, respectively, was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $101.1 million and $81.4 million of revenue, respectively, was recognized for the satisfaction of performance obligations over time. Approximately $15.2 million and $9.8 million of this recognized revenue, respectively, was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

During the five-year period that commenced on January 1, 2020, Verisure Sàrl (“Verisure”) has an aggregate purchase commitment of $500.0 million. As of June 30, 2024, the entire purchase commitment has been fulfilled. Based on the Supply Agreement with Verisure, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of June 30, 2024, we had a backlog of $46.0 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

On April 25, 2024, Verisure notified us that it was exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) under the same terms but without minimum purchase obligations.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Americas	$65,294	$78,136	$122,463	$134,768
EMEA	56,827	30,958	118,207	79,430
APAC	5,326	5,982	10,977	11,882
Total	$127,447	$115,076	$251,647	$226,080

As of June 30, 2024 and December 31, 2023, two customers accounted for 63.8% and 10.4%, and three customers accounted for 37.1%, 15.2%, and 10.2% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net. For the three months ended June 30, 2024 and July 2, 2023, one customer accounted for 44.6% and 26.9% of the total revenue, respectively. For the six months ended June 30, 2024 and July 2, 2023, one customer accounted for 47.0% and 35.1% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Balance Sheet Components

Short-Term Investments

	As of June 30, 2024				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$80,939	$138	$—	$81,077	$79,654	$320	$—	$79,974

Accounts Receivable, Net

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Gross accounts receivable	$61,888	$65,693
Allowance for credit losses	(142)	(333)
Total	$61,746	$65,360

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Balance at the beginning of the period	$218	$329	$333	$423
Release of expected credit losses	(76)	(7)	(191)	(101)
Balance at the end of the period	$142	$322	$142	$322

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and Equipment, Net

The components of property and equipment are as follows:

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$14,388	$14,148
Software	15,757	15,639
Computer equipment	867	1,438
Leasehold improvements	4,572	4,661
Furniture and fixtures	2,408	2,544
Total property and equipment, gross	37,992	38,430
Accumulated depreciation	(34,221)	(33,669)
Total property and equipment, net (1)	$3,771	$4,761
_________________________
(1)    $0.7 million and $1.0 million of property and equipment, net, was included in the sublease arrangement for the San Jose office building as of June 30, 2024 and December 31, 2023, respectively.

Depreciation expense pertaining to property and equipment was $0.8 million and $1.7 million for the three and six months ended June 30, 2024, respectively, and $1.2 million and $2.4 million for the three and six months ended July 2, 2023, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the six months ended June 30, 2024 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the six months ended June 30, 2024 and July 2, 2023.

Accrued Liabilities

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Sales incentives	$28,228	$28,187
Sales returns	8,764	17,058
Compensation	15,627	13,278
Cloud and other costs	8,559	10,985
Other	18,846	18,701
Total	$80,024	$88,209

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$7,565	$5,782
Cash equivalents: U.S. Treasuries (<90 days)	5,148	520
Available-for-sale securities: U.S. Treasuries (1)	81,077	79,974
Total	$93,790	$86,276
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of June 30, 2024 and December 31, 2023, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.     Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of June 30, 2024, we have substantially incurred all costs pertaining to restructuring activities, with related cash outflows extending until the fourth quarter of 2024.

The restructuring liabilities are included in accrued liabilities in our unaudited condensed consolidated balance sheets. The restructuring charges are included in “Others” in the unaudited condensed consolidated statements of comprehensive loss. Restructuring activity is as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Restructuring charges	1,805	798	928	79
Cash payments	(588)	(579)	—	(9)
Non-cash and other adjustments	48	—	63	(15)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	692	564	117	11
Cash payments	(1,479)	(694)	(745)	(40)
Non-cash and other adjustments	(26)	—	—	(26)
Balance as of December 31, 2023	$452	$89	$363	$—
Restructuring charges	484	484	—	—
Cash payments	(640)	(525)	(115)	—
Balance as of March 31, 2024	$296	$48	$248	$—
Restructuring charges	914	914	—	—
Cash payments	(569)	(477)	(92)	—
Balance as of June 30, 2024	$641	$485	$156	$—
Total costs incurred inception to date	$3,917	$2,760	$1,108	$49

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”).

The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) that matures on October 27, 2024. Borrowings under the Credit Facility are limited to the lesser of (x) $40.0 million, and (y) an amount equal to the borrowing base. The borrowing base will be the sum of (i) 90% of investment grade eligible receivables and (ii) 85% of non-investment grade eligible accounts, less applicable reserves established by the Lender. The Credit Agreement also includes a $5.0 million sublimit for the issuance by the Lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to request, from time to time, that the Lender increase the aggregate revolving loan commitments by up to an additional $25.0 million in the aggregate, subject to the satisfaction of certain conditions, including obtaining the Lender’s agreement to participate in each increase. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Based on certain terms and conditions including eligible accounts receivable as of June 30, 2024, we had unused borrowing capacity of $6.2 million.

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

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to, if the Financial Covenant Trigger Period (as defined in the Credit Agreement) is in effect, maintain a fixed charge coverage ratio, tested quarterly on a trailing twelve month basis, of at least 1.00 to 1.00 at any time. As of June 30, 2024, we were in compliance with all the covenants of the Credit Agreement.

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

No amounts had been drawn under the Credit Facility as of June 30, 2024.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.     Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.3 million and $2.8 million for the three and six months ended June 30, 2024, respectively, and $1.5 million and $3.0 million for the three and six months ended July 2, 2023, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.5 million and $1.0 million for the three and six months ended June 30, 2024 and July 2, 2023, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended
	June 30, 2024	July 2, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,001	$3,799

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	June 30, 2024	December 31, 2023
Weighted average remaining lease term	4.5 years	5.0 years
Weighted average discount rate	5.75%	5.74%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of June 30, 2024 are as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2024 (Remaining six months)	$2,616	$(1,065)	$1,551
2025	4,587	(2,006)	2,581
2026	4,729	(2,066)	2,663
2027	4,633	(2,322)	2,311
2028	3,655	(2,392)	1,263
Thereafter	1,750	(1,228)	522
Total future lease payments	$21,970	$(11,079)	$10,891
Less: imputed interest	(2,654)
Present value of future minimum lease payments	$19,316

Accrued liabilities	$3,917
Non-current operating lease liabilities	15,399
Total lease liabilities	$19,316

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of June 30, 2024, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of June 30, 2024, we had $51.7 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of June 30, 2024, an additional $33.3 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Balance at the beginning of the period	$1,265	$1,119	$1,193	$1,174
Provision for (release of) warranty obligations	(134)	40	9	55
Settlements	(75)	(66)	(146)	(136)
Balance at the end of the period	$1,056	$1,093	$1,056	$1,093

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

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2024 and December 31, 2023, we have not incurred any material costs as a result of such indemnifications and we are not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of June 30, 2024, approximately 3.8 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

On January 19, 2024, we registered an aggregate of up to 4,759,901 shares of common stock on a Registration Statement on Form S-8, including 3,807,921 shares issuable pursuant to the 2018 Plan that were automatically added to the shares authorized for issuance and 951,980 shares issuable pursuant to the Employee Stock Purchase Plan (“ESPP”) that were automatically added to the shares authorized for issuance on January 1, 2024, both pursuant to an “evergreen” provision contained in the respective plans.

The following table sets forth the available shares for grants as of June 30, 2024:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2023	3,516
Additional authorized shares	3,808
Granted	(6,402)
Forfeited / cancelled	831
Shares traded for taxes	2,071
Shares available for grants as of June 30, 2024	3,824

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. Under our ESPP, employees purchased 233 thousand shares and 460 thousand shares during the six months ended June 30, 2024 and July 2, 2023, respectively. As of June 30, 2024, 2.5 million shares were available for issuance under the ESPP.

Option Activity

We did not grant options during the six months ended June 30, 2024. Stock option activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	1,096	$12.48
Granted	—	$—
Exercised	(86)	$7.98
Forfeited / cancelled	—	$—
Expired	—	$—
Outstanding as of June 30, 2024	1,010	$12.86
Vested and exercisable as of June 30, 2024	1,010	$12.86

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity, excluding PSU activity, during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	9,043	$6.15
Granted	2,702	$10.14
Vested	(3,148)	$6.96
Forfeited	(764)	$6.92
Outstanding as of June 30, 2024	7,833	$7.13

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

PSU activity during the six months ended June 30, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	3,851	$5.72
Granted	3,699	$9.66
Vested	(1,550)	$5.57
Forfeited	(67)	$6.63
Outstanding as of June 30, 2024	5,933	$8.21

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
Cost of revenue	$1,292	$967	$2,663	$1,828
Research and development	4,778	3,311	9,682	7,222
Sales and marketing	2,176	1,670	4,416	3,392
General and administrative	12,674	7,025	22,709	15,122
Total	$20,920	$12,973	$39,470	$27,564

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2024, all outstanding options were fully vested; therefore, there was no unrecognized compensation cost related to stock options. Approximately $68.2 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.1 years as of June 30, 2024.

During the six months ended June 30, 2024 and July 2, 2023, we settled executive and employee bonuses by granting and issuing restricted stock units (non-cash financing activities) that vested immediately amounting to $6.9 million and $6.7 million, respectively.

Note 10.     Income Taxes

The provision for income taxes for the three and six months ended June 30, 2024 was $0.2 million and $0.6 million, respectively, or an effective tax rate of (2.1)% and (3.1)%, respectively. The provision for income taxes for the three and six months ended July 2, 2023 was $0.2 million and $1.0 million, respectively, or an effective tax rate of (3.1)% and (4.9)%, respectively. During the three and six months ended June 30, 2024 and July 2, 2023, we sustained U.S. book losses. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Provision for income taxes for the three and six months ended June 30, 2024, compared to the prior year periods changed primarily due to (i) foreign-derived intangible income (“FDII”) and higher Section 174 amortization in the U.S. and (ii) the utilization of R&D credit in Ireland to partially offset its tax liability.

Note 11.     Net Loss Per Share

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands, except per share data)
Numerator:
Net loss	$(11,560)	$(7,363)	$(21,204)	$(21,608)
Denominator:
Weighted average common shares - basic and diluted	97,843	92,337	97,051	90,984
Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.22)	$(0.24)

Anti-dilutive employee stock-based awards, excluded	733	1,370	904	3,238

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

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(In thousands)
United States	$63,358	$78,186	$117,733	$134,029
Spain	35,784	19,549	76,190	58,120
Sweden	12,339	7,303	25,600	12,324
Other countries	15,966	10,038	32,124	21,607
Total	$127,447	$115,076	$251,647	$226,080

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
United States	$11,306	$13,372
Other countries	2,707	2,839
Total	$14,013	$16,211

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

Since the launch of our first product in December 2014, we have shipped over 34.6 million smart connected devices. As of June 30, 2024, the Arlo platform had approximately 10.0 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 4.0 million cumulative paid subscribers and annual recurring revenue of $235.0 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the three months ended June 30, 2024 and July 2, 2023, we generated total revenue of $127.4 million and $115.1 million, respectively, and loss from operations was $12.8 million and $8.0 million, respectively. For the six months ended June 30, 2024 and July 2, 2023, we generated total revenue of $251.6 million and $226.1 million, respectively, and loss from operations was $23.4 million and $22.2 million, respectively.

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

	As of
	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Cumulative registered accounts	9,987	27.1%	7,860
Cumulative paid accounts (1)	3,980	73.9%	2,289
Annual recurring revenue (“ARR”) (2)	$234,981	21.4%	$193,633
_________________________
(1)     The number of cumulative paid accounts as of June 30, 2024 included paid accounts managed by Verisure Sàrl (“Verisure”) in our EMEA region which are now onboarded with us. This does not have an impact to our financial statements and key business metrics other than our number of cumulative paid accounts.

(2)     As described further below, in the first fiscal quarter of 2024, we changed the methodology on paid service revenue recognition from a mid-month convention to a daily recognition model. As a result, ARR as of June 30, 2024 was calculated using the daily recognition model while ARR as of July 2, 2023 was calculated using our former methodology, the mid-month convention. ARR as of July 2, 2023 calculated using the daily recognition model does not represent a material change from the mid-month convention over the same period.

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

Annual Recurring Revenue. We believe ARR enables measurement of our business initiatives and serves as an indicator of our future growth. ARR represents the amount of paid service revenue that we expect to recur annually. In the first fiscal quarter of 2024, we changed the methodology on paid service revenue recognition from a mid-month convention to a daily recognition model which recognizes paid service revenue based on the number of service days within the fiscal reporting period, commencing on the start date of the subscription and continuing over the term of the arrangement. Accordingly, the methodology used to calculate ARR was also changed in the first fiscal quarter of 2024 and is now calculated by taking the average daily paid service revenue of the last calendar month in the fiscal quarter, multiplied by 365 days. We believe the daily recognition model aligns with our customers’ subscription period and service usage and allows for a more precise measurement of paid service revenue relative to the former methodology of a mid-month convention, which was based on paid service revenue for the last calendar month in the fiscal quarter, multiplied by 12 months. This change in calculation methodology has no material impact on our financial statements or any previously reported ARR numbers. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of Global Geopolitical, Economic and Business Conditions

During the six months ended June 30, 2024, we remained focused on the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing or reducing excess office space. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and rising interest rates, current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	June 30, 2024		July 2, 2023		June 30, 2024		July 2, 2023
	(In thousands, except percentage data)
Revenue:
Products	$67,186	52.7%	$64,749	56.3%	$134,679	53.5%	$131,809	58.3%
Services	60,261	47.3%	50,327	43.7%	116,968	46.5%	94,271	41.7%
Total revenue	127,447	100.0%	115,076	100.0%	251,647	100.0%	226,080	100.0%
Cost of revenue:
Products	66,036	51.8%	60,446	52.5%	129,260	51.4%	124,487	55.1%
Services	14,557	11.4%	12,772	11.1%	28,153	11.2%	24,518	10.8%
Total cost of revenue	80,593	63.2%	73,218	63.6%	157,413	62.6%	149,005	65.9%
Gross profit	46,854	36.8%	41,858	36.4%	94,234	37.4%	77,075	34.1%
Operating expenses:
Research and development	19,561	15.3%	17,618	15.3%	40,354	16.0%	35,368	15.6%
Sales and marketing	17,698	13.9%	16,921	14.7%	35,068	13.9%	32,274	14.3%
General and administrative	21,430	16.8%	15,007	13.0%	40,778	16.2%	30,629	13.5%
Others	966	0.8%	341	0.4%	1,445	0.6%	973	0.5%
Total operating expenses	59,655	46.8%	49,887	43.4%	117,645	46.7%	99,244	43.9%
Loss from operations	(12,801)	(10.0)%	(8,029)	(7.0)%	(23,411)	(9.3)%	(22,169)	(9.8)%
Interest income, net	1,495	1.1%	835	0.8%	2,881	1.1%	1,561	0.7%
Other income, net	(18)	—%	52	—%	(43)	—%	13	—%
Loss before income taxes	(11,324)	(8.9)%	(7,142)	(6.2)%	(20,573)	(8.2)%	(20,595)	(9.1)%
Provision for income taxes	236	0.2%	221	0.2%	631	0.2%	1,013	0.5%
Net loss	$(11,560)	(9.1)%	$(7,363)	(6.4)%	$(21,204)	(8.4)%	$(21,608)	(9.6)%

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

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Americas	$65,294	(16.4)%	$78,136	$122,463	(9.1)%	$134,768
Percentage of revenue	51.2%		67.9%	48.7%		59.6%
EMEA	56,827	83.6%	30,958	118,207	48.8%	79,430
Percentage of revenue	44.6%		26.9%	47.0%		35.1%
APAC	5,326	(11.0)%	5,982	10,977	(7.6)%	11,882
Percentage of revenue	4.3%		5.2%	4.4%		5.3%
Total revenue	$127,447	10.8%	$115,076	$251,647	11.3%	$226,080

Revenue by classification is as follows:

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Product revenue	$67,186	3.8%	$64,749	$134,679	2.2%	$131,809
Service revenue	60,261	19.7%	50,327	116,968	24.1%	94,271
Total revenue	$127,447	10.8%	$115,076	$251,647	11.3%	$226,080

Product revenue increased by $2.4 million, or 3.8%, and $2.9 million, or 2.2%, for the three and six months ended June 30, 2024 compared to the prior year periods, respectively, primarily driven by an increase in product shipments in EMEA due to stronger customer demand, partially offset by the decrease in product sales in the Americas and APAC due to seasonality and a reduction in average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and subscriber growth. The increase in product revenue was also attributable to lower sales returns which are partially offset by higher sales incentives that are deemed to be reductions of revenue.

Service revenue increased in all regions by $9.9 million, or 19.7%, and $22.7 million, or 24.1%, for the three and six months ended June 30, 2024 compared to the prior year periods, respectively, primarily due to a 73.9% increase in cumulative paid accounts.

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

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Cost of revenue:
Products	$66,036	9.2%	$60,446	$129,260	3.8%	$124,487
Services	14,557	14.0%	12,772	28,153	14.8%	24,518
Total cost of revenue	$80,593	10.1%	$73,218	$157,413	5.6%	$149,005

Product cost of revenue increased 9.2% and 3.8% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to an increase in product shipments, partially offset by decreases in product warranty reserves and inventory reserves.

Service cost of revenue increased 14.0% and 14.8% for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to service revenue growth as a result of the increase in cumulative paid accounts, partially offset by cost optimizations.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Gross profit:
Products	$1,150	(73.3)%	$4,303	$5,419	(26.0)%	$7,322
Services	45,704	21.7%	37,555	88,815	27.3%	69,753
Total gross profit	$46,854	11.9%	$41,858	$94,234	22.3%	$77,075
Gross margin percentage:
Products	1.7%		6.6%	4.0%		5.6%
Services	75.8%		74.6%	75.9%		74.0%
Total gross margin	36.8%		36.4%	37.4%		34.1%

Product gross profit decreased $3.2 million and $1.9 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and subscriber growth. The product gross profit decrease was partially offset by decreases in product warranty reserves and inventory reserves due to subsequent sale of the related inventory units.

Service gross profit increased $8.1 million and $19.1 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods, primarily due to service revenue growth in all regions as a result of increases in cumulative paid accounts and cost optimizations.

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

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Research and development expense	$19,561	11.0%	$17,618	$40,354	14.1%	$35,368

Research and development expense increased by $1.9 million for the three months ended June 30, 2024 compared to the prior year period, primarily due to increases of $1.7 million in personnel-related expenses mainly from stock-based compensation and merit increases and $0.4 million in professional services.

Research and development expense increased by $5.0 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to increases of $3.9 million in personnel-related expenses mainly from stock-based compensation and merit increases, $0.7 million in professional services, and $0.3 million in corporate IT and facilities overhead.

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

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Sales and marketing expense	$17,698	4.6%	$16,921	$35,068	8.7%	$32,274

Sales and marketing expense increased $0.8 million for the three months ended June 30, 2024 compared to the prior year period, primarily due to increases of $0.7 million in personnel-related expenses mainly from stock-based compensation and merit increases, $0.4 million in professional services as a result of continued investment in customer experience improvements across customer care and engineering, and $0.3 million in credit card processing fees as a result of increases in Arlo.com store sales and paid subscriber accounts, partially offset by a decrease of $0.4 million in freight-out expenses.

Sales and marketing expense increased $2.8 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to increases of $1.6 million in personnel-related expenses mainly from stock-based compensation and merit increases, $1.4 million in professional services as a result of continued investment in customer experience improvements across customer care and engineering, and $0.5 million in credit card processing fees as a result of increases in Arlo.com store sales and paid subscriber accounts, partially offset by a decrease of $0.6 million in freight-out expenses.

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

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
General and administrative expense	$21,430	42.8%	$15,007	$40,778	33.1%	$30,629

General and administrative expense increased $6.4 million for the three months ended June 30, 2024 compared to the prior year period, primarily due to increases of $5.4 million in personnel-related expenses mainly from stock-based compensation due to the achievement of performance-based awards target and $0.9 million in professional services.

General and administrative expense increased $10.1 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to increases of $7.3 million in personnel-related expenses mainly from stock-based compensation due to the achievement of performance-based awards target and $2.8 million in professional services.

Others

Others include restructuring charges, which consist of severance costs, office exit expense, and other exit expense associated with the abandonment of certain lease contracts and cancellation of contractual services arrangements with certain suppliers, and separation expense, which consists primarily of costs of legal and professional services.

Interest Income, Net and Other Income (Loss), Net

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Interest income, net	$1,495	79.0%	$835	2,881	84.6%	1,561
Other income (loss), net	$(18)	**	$52	(43)	**	13
**Percentage change not meaningful.

Interest income, net increased for the three and six months ended June 30, 2024 compared to the prior year periods, primarily due to the increase in our short-term investments as well as higher interest rates.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
	(In thousands, except percentage data)
Provision for income taxes	$236	6.8%	$221	$631	(37.7)%	$1,013
Effective tax rate	(2.1)%		(3.1)%	(3.1)%		(4.9)%

The effective tax rate for the three and six months ended June 30, 2024 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Liquidity and Capital Resources

As of June 30, 2024, our cash and cash equivalents and short-term investments totaled $144.0 million and we had unused borrowing capacity of $6.2 million based on the terms and conditions of our revolving credit facility. We have a history of losses and may incur operating and net losses in the future. As of June 30, 2024, our accumulated deficit was $388.7 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Our future liquidity and cash requirements may vary from those currently planned and will depend on numerous factors, including the introduction of new products, the growth in our service revenue, the ability to increase our gross margin dollars, as well as cost optimization initiatives and controls over our operating expenditures. As we grow our installed base and related cost structure, there will be a need for additional working capital, hence, we increased our subscription rates effective February 3, 2023.

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

Cash Flow

	Six Months Ended
	June 30, 2024	July 2, 2023
	(In thousands)
Net cash provided by operating activities	$26,268	$22,908
Net cash used in investing activities	(268)	(33,150)
Net cash used in financing activities	(20,101)	(11,951)
Net cash increase (decrease)	$5,899	$(22,193)

Operating activities

Net cash provided by operating activities increased by $3.4 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to improved profitability offset by unfavorable working capital movements as a result of increased inventory purchases, partially offset by higher trade payable balances due to the timing of payments.

Investing activities

Net cash used in investing activities decreased by $32.9 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to lower net purchases of short-term investments and lower purchases of property and equipment.

Financing activities

Net cash used in financing activities increased by $8.2 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to the increase in withholding tax from restricted stock unit releases and lower proceeds related to employee benefit plans.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2024, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our CEO and our CFO, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2024 at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Notwithstanding the material weakness in our internal control over financial reporting described below, our management believes that the unaudited condensed consolidated financial statements and related financial information included in this Quarterly Report for the six months ended June 30, 2024 fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

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

Status of Remediation Efforts

Management has implemented measures designed to remediate the material weakness in fiscal year 2024. The remedial measures implemented include but are not limited to:

•Implementation of a software solution to identify and facilitate review of changes made to our Enterprise Resource Planning (“ERP”) system via newly designed detective controls to supplement our existing preventative controls.

•Implementation of a tool to better monitor access via a secure gateway to our operating systems, as well as better management of credentials across all financially impactful applications and the underlying infrastructure managed internally.

•Enhancement of our user access review procedures to increase precision.

•Reduction of elevated access within our ERP system.

•Redesign and implementation of ITGCs and deployment of additional trainings to further mature the overall control environment.

We have substantially implemented the remedial measures described above relating to the control deficiencies associated with the previously identified material weakness within the IT function. We believe that upon completion of such measures, we will have strengthened our ITGCs to address and successfully remediate the identified material weakness. However, the material weakness will not be considered remediated until the applicable remediated controls are fully implemented and have operated for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We expect to continue to assess their operating effectiveness throughout fiscal 2024.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.” During the six months ended June 30, 2024, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5.    Other Information

Trading Arrangements

During the quarter ended June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 6.Exhibits
Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1*	Amended and Restated Non-Employee Director Compensation Policy				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 8, 2024