Form 10-Q
period 2024-09-29
Arlo Technologies, Inc.
filed 2024-11-07
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 100,341,376 as of November 1, 2024.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 29, 2024

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 29, 2024	December 31, 2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,032	$56,522
Short-term investments	69,542	79,974
Accounts receivable, net	68,567	65,360
Inventories	51,975	38,408
Prepaid expenses and other current assets	12,424	10,271
Total current assets	279,540	250,535
Property and equipment, net	4,436	4,761
Operating lease right-of-use assets, net	9,510	11,450
Goodwill	11,038	11,038
Restricted cash	3,654	4,131
Other non-current assets	4,197	3,623
Total assets	$312,375	$285,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93,745	$55,201
Deferred revenue	24,596	18,041
Accrued liabilities	78,933	88,209
Total current liabilities	197,274	161,451
Non-current operating lease liabilities	14,479	17,021
Other non-current liabilities	3,713	3,790
Total liabilities	215,466	182,262
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 100,321,524 at September 29, 2024 and 95,380,281 at December 31, 2023	100	95
Additional paid-in capital	489,677	470,322
Accumulated other comprehensive income	236	320
Accumulated deficit	(393,104)	(367,461)
Total stockholders’ equity	96,909	103,276
Total liabilities and stockholders’ equity	$312,375	$285,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands, except per share data)
Revenue:
Products	$75,784	$78,961	$210,463	$210,770
Services	61,883	51,042	178,851	145,313
Total revenue	137,667	130,003	389,314	356,083
Cost of revenue:
Products	74,820	73,335	204,080	197,520
Services	14,431	13,529	42,584	38,349
Total cost of revenue	89,251	86,864	246,664	235,869
Gross profit	48,416	43,139	142,650	120,214

Operating expenses:
Research and development	17,562	16,829	57,916	52,197
Sales and marketing	17,832	15,863	52,900	48,137
General and administrative	17,052	12,460	57,830	43,089
Others	1,423	263	2,868	1,236
Total operating expenses	53,869	45,415	171,514	144,659

Loss from operations	(5,453)	(2,276)	(28,864)	(24,445)
Interest income, net	1,400	1,175	4,281	2,736
Other income (loss), net	(57)	10	(100)	23
Loss before income taxes	(4,110)	(1,091)	(24,683)	(21,686)
Provision for income taxes	329	29	960	1,042
Net loss	$(4,439)	$(1,120)	$(25,643)	$(22,728)

Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.26)	$(0.25)
Weighted average shares used to compute net loss per share:
Basic and diluted	99,731	94,243	97,932	92,069

Comprehensive loss:
Net loss	$(4,439)	$(1,120)	$(25,643)	$(22,728)
Other comprehensive income (loss), net of tax	45	85	(84)	344
Total comprehensive loss	$(4,394)	$(1,035)	$(25,727)	$(22,384)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Total stockholders’ equity, beginning balances	$99,268	$81,756	$103,276	$87,695

Common stock:
Beginning balances	$98	$94	$95	$89
Issuance of common stock under stock-based compensation plans	3	1	8	8
Restricted stock unit withholdings	(1)	(1)	(3)	(3)
Ending balances	$100	$94	$100	$94

Additional paid-in capital:
Beginning balances	$487,644	$448,543	$470,322	$433,138
Stock-based compensation expense	12,073	8,021	42,596	28,643
Settlement of liability classified restricted stock units	5,691	6,741	12,594	13,480
Issuance of common stock under stock-based compensation plans	4,730	681	5,413	3,667
Issuance of common stock under Employee Stock Purchase Plan	—	—	1,692	1,617
Restricted stock unit withholdings	(20,461)	(5,971)	(42,940)	(22,530)
Ending balances	$489,677	$458,015	$489,677	$458,015

Accumulated deficit:
Beginning balances	$(388,665)	$(367,033)	$(367,461)	$(345,425)
Net loss	(4,439)	(1,120)	(25,643)	(22,728)
Ending balances	$(393,104)	$(368,153)	$(393,104)	$(368,153)

Accumulated other comprehensive income:
Beginning balances	$191	$152	$320	$(107)
Other comprehensive income (loss), net of tax	45	85	(84)	344
Ending balances	$236	$237	$236	$237

Total stockholders’ equity, ending balances	$96,909	$90,193	$96,909	$90,193

Common stock shares:
Beginning balances	98,326	93,654	95,380	88,887
Issuance of common stock under stock-based compensation plans	3,403	1,488	8,187	8,629
Issuance of common stock under Employee Stock Purchase Plan	—	—	233	460
Restricted stock unit withholdings	(1,407)	(560)	(3,478)	(3,394)
Ending balances	100,322	94,582	100,322	94,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,643)	$(22,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	54,159	37,851
Depreciation and amortization	2,395	3,809
Allowance for credit losses and non-cash changes to reserves	2,930	1,218
Deferred income taxes	(23)	257
Other	(2,493)	(1,224)
Changes in assets and liabilities:
Accounts receivable	(3,095)	(4,262)
Inventories	(16,609)	(8,250)
Prepaid expenses and other assets	(2,703)	(4,353)
Accounts payable	38,159	31,049
Deferred revenue	6,714	6,202
Accrued and other liabilities	(9,157)	(9,202)
Net cash provided by operating activities	44,634	30,367
Cash flows from investing activities:
Purchases of property and equipment	(1,612)	(2,448)
Purchases of short-term investments	(145,955)	(110,905)
Proceeds from maturities of short-term investments	158,796	67,259
Net cash provided by (used in) investing activities	11,229	(46,094)
Cash flows from financing activities:
Proceeds related to employee benefit plans	7,113	5,293
Restricted stock unit withholdings	(42,943)	(22,533)
Net cash used in financing activities	(35,830)	(17,240)
Net increase (decrease) in cash, cash equivalents, and restricted cash	20,033	(32,967)
Cash, cash equivalents, and restricted cash, at beginning of period	60,653	88,179
Cash, cash equivalents, and restricted cash, at end of period	$80,686	$55,212
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$77,032	$51,133
Restricted cash	3,654	4,079
Total cash, cash equivalents, and restricted cash	$80,686	$55,212
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$647	$726

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

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generate revenue by selling devices through retail channels, wholesale distribution, security solution providers, and Arlo’s direct to consumer store and paid subscription services.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 29, 2024 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to such policies during the nine months ended September 29, 2024.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the nine months ended September 29, 2024.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Performance Obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and partially unsatisfied was $29.0 million as of September 29, 2024 and $18.8 million as of December 31, 2023, substantially related to performance obligations classified as less than one year.

For the nine months ended September 29, 2024 and October 1, 2023, $161.3 million and $131.8 million of revenue, respectively, was deferred due to unsatisfied performance obligations, primarily relating to over time service revenue, and $154.5 million and $125.6 million of revenue, respectively, was recognized for the satisfaction of performance obligations over time. Approximately $17.3 million and $10.6 million of this recognized revenue, respectively, was included in the contract liability balance at the beginning of the periods. There were no significant changes in estimates during the period that would affect the contract balances.

On April 25, 2024, Verisure Sàrl (“Verisure”), our largest customer, notified us that it was exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) with no minimum purchase obligations. Under the Supply Agreement, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of September 29, 2024, we had a backlog of $27.9 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Americas	$73,303	$79,948	$195,766	$214,716
EMEA	57,773	42,887	175,980	122,317
APAC	6,591	7,168	17,568	19,050
Total	$137,667	$130,003	$389,314	$356,083

As of September 29, 2024 and December 31, 2023, three customers accounted for 55.4%, 11.3%, and 10.7%, and three customers accounted for 37.1%, 15.2%, and 10.2% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net. For the three months ended September 29, 2024 and October 1, 2023, one customer accounted for 42.0% and 33.0% of the total revenue, respectively. For the nine months ended September 29, 2024 and October 1, 2023, one customer accounted for 45.2% and 34.4% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Balance Sheet Components

Short-Term Investments

	As of September 29, 2024				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$69,379	$163	$—	$69,542	$79,654	$320	$—	$79,974

Accounts Receivable, Net

	As of
	September 29, 2024	December 31, 2023
	(In thousands)
Gross accounts receivable	$68,788	$65,693
Allowance for credit losses	(221)	(333)
Total	$68,567	$65,360

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Balance at the beginning of the period	$142	$322	$333	$423
Provision for (release of) expected credit losses	79	10	(112)	(91)
Balance at the end of the period	$221	$332	$221	$332

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and Equipment, Net

The components of property and equipment are as follows:

	As of
	September 29, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$14,599	$14,148
Software	16,716	15,639
Computer equipment	910	1,438
Leasehold improvements	4,689	4,661
Furniture and fixtures	2,418	2,544
Total property and equipment, gross	39,332	38,430
Accumulated depreciation	(34,896)	(33,669)
Total property and equipment, net (1)	$4,436	$4,761
_________________________
(1)    $0.6 million and $1.0 million of property and equipment, net, was included in the sublease arrangement for the San Jose office building as of September 29, 2024 and December 31, 2023, respectively.

Depreciation expense pertaining to property and equipment was $0.7 million and $2.4 million for the three and nine months ended September 29, 2024, respectively, and $1.5 million and $3.8 million for the three and nine months ended October 1, 2023, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the nine months ended September 29, 2024 that would more likely than not reduce the fair value of goodwill below the carrying amount. No goodwill impairment was recognized in the nine months ended September 29, 2024 and October 1, 2023.

Accrued Liabilities

	As of
	September 29, 2024	December 31, 2023
	(In thousands)
Sales incentives	$28,228	$28,187
Sales returns	10,039	17,058
Compensation	14,736	13,278
Cloud and other costs	7,824	10,985
Other	18,106	18,701
Total	$78,933	$88,209

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	September 29, 2024	December 31, 2023
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$8,184	$5,782
Cash equivalents: U.S. Treasuries (<90 days)	17,332	520
Available-for-sale securities: U.S. Treasuries (1)	69,542	79,974
Total	$95,058	$86,276
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of September 29, 2024 and December 31, 2023, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.    Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of September 29, 2024, we have substantially incurred all costs pertaining to restructuring activities, with related cash outflows extending until the fourth quarter of 2024.

The restructuring liabilities are included in accrued liabilities in our unaudited condensed consolidated balance sheets. The restructuring charges are included in “Others” in the unaudited condensed consolidated statements of comprehensive loss. Restructuring activity is as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Restructuring charges	1,805	798	928	79
Cash payments	(588)	(579)	—	(9)
Non-cash and other adjustments	48	—	63	(15)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	692	564	117	11
Cash payments	(1,479)	(694)	(745)	(40)
Non-cash and other adjustments	(26)	—	—	(26)
Balance as of December 31, 2023	$452	$89	$363	$—
Restructuring charges	484	484	—	—
Cash payments	(640)	(525)	(115)	—
Balance as of March 31, 2024	$296	$48	$248	$—
Restructuring charges	914	914	—	—
Cash payments	(569)	(477)	(92)	—
Balance as of June 30, 2024	$641	$485	$156	$—
Restructuring charges	613	613	—	—
Cash payments	(1,036)	(943)	(93)	—
Balance as of September 29, 2024	$218	$155	$63	$—
Total costs incurred inception to date	$4,530	$3,373	$1,108	$49

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On October 27, 2021, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A., a national banking association, as lender (the “Lender”). As of September 29, 2024, we were in compliance with all the covenants of the Credit Agreement. No amounts had been drawn under the credit facility as of September 29, 2024. The Credit Agreement provided for a three-year revolving credit facility that matured on October 27, 2024, in which the Credit Agreement and the credit facility provided thereunder were automatically terminated.

Note 8.    Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2029. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.4 million and $4.2 million for the three and nine months ended September 29, 2024, respectively, and $1.5 million and $4.5 million for the three and nine months ended October 1, 2023, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.5 million and $1.5 million for the three and nine months ended September 29, 2024 and October 1, 2023, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,486	$5,274
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$1,851

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	September 29, 2024	December 31, 2023
Weighted average remaining lease term	4.3 years	5.0 years
Weighted average discount rate	5.75%	5.74%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of September 29, 2024 are as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2024 (Remaining three months)	$1,267	$(533)	$734
2025	4,593	(2,006)	2,587
2026	4,734	(2,066)	2,668
2027	4,635	(2,322)	2,313
2028	3,658	(2,392)	1,266
Thereafter	1,750	(1,228)	522
Total future lease payments	$20,637	$(10,547)	$10,090
Less: imputed interest	(2,388)
Present value of future minimum lease payments	$18,249

Accrued liabilities	$3,770
Non-current operating lease liabilities	14,479
Total lease liabilities	$18,249

We entered into an operating lease for our new corporate headquarter located in Carlsbad, California. Upon lease commencement expected to be December 1, 2024, the initial base term is 8.5 years, with a renewal option to extend the term for an additional five years. As of September 29, 2024, we had approximately $7.3 million of future lease obligations subject to non-cancellable leases that have been signed but have not yet commenced.

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of September 29, 2024, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 29, 2024, we had $29.3 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of September 29, 2024, an additional $25.8 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Warranty Obligations

Changes in warranty obligations, which are included in accrued liabilities in the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Balance at the beginning of the period	$1,056	$1,093	$1,193	$1,174
Provision for (release of) warranty obligations	(89)	86	(80)	141
Settlements	(63)	(65)	(209)	(201)
Balance at the end of the period	$904	$1,114	$904	$1,114

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

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 29, 2024 and December 31, 2023, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.    Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of September 29, 2024, approximately 4.8 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

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

The following table sets forth the available shares for grants as of September 29, 2024:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2023	3,516
Additional authorized shares	3,808
Granted	(7,164)
Forfeited / cancelled	1,158
Shares traded / withheld for taxes	3,478
Shares available for grants as of September 29, 2024	4,796

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. Under our ESPP, employees purchased 233 thousand shares and 460 thousand shares during the nine months ended September 29, 2024 and October 1, 2023, respectively. As of September 29, 2024, 2.5 million shares were available for issuance under the ESPP.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

We did not grant options during the nine months ended September 29, 2024. Stock option activity during the nine months ended September 29, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	1,096	$12.48
Granted	—	$—
Exercised	(478)	$11.34
Forfeited / cancelled	—	$—
Expired	(50)	$14.39
Outstanding as of September 29, 2024	568	$13.28
Vested and exercisable as of September 29, 2024	568	$13.28

RSU Activity

RSU activity, excluding PSU activity, during the nine months ended September 29, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	9,043	$6.15
Granted	3,464	$11.00
Vested	(4,270)	$7.55
Forfeited	(1,039)	$6.99
Outstanding as of September 29, 2024	7,198	$7.53

PSU Activity

Our executive officers and other senior employees have been granted performance-based awards with some vesting occurring when performance conditions are met and some vesting occurring at the end of a three or five-year period when market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance or market conditions and record the related stock-based compensation expense based on the achievement over the service period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PSU activity during the nine months ended September 29, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2023	3,851	$5.72
Granted	3,699	$9.66
Vested	(3,439)	$6.46
Forfeited	(67)	$6.63
Outstanding as of September 29, 2024	4,044	$8.67

For RSUs and PSUs vested prior to September 29, 2024, the tax withholding method is the net withholding method, in which shares with a market value equivalent to the tax withholding obligation are withheld and the net shares are issued to the RSU and PSU holders. Effective the fourth quarter of 2024, the tax withholding policy changed and our Named Executive Officers (“NEOs”) will use the sell-to-cover method for their tax withholding, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the NEOs of their RSUs and PSUs upon vesting and settlement to cover the tax withholding liability, and the cash proceeds from such sales are remitted by Arlo to taxing authorities. The sell-to-cover method will apply to all Arlo employees effective on January 1, 2025.

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
Cost of revenue	$955	$868	$3,618	$2,696
Research and development	3,584	2,847	13,266	10,069
Sales and marketing	1,594	1,224	6,010	4,616
General and administrative	8,556	5,348	31,265	20,470
Total	$14,689	$10,287	$54,159	$37,851

As of September 29, 2024, all outstanding options were fully vested; therefore, there was no unrecognized compensation cost related to stock options. Approximately $59.7 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.3 years as of September 29, 2024. During the nine months ended September 29, 2024 and October 1, 2023, we settled executive and employee bonuses by granting and issuing RSUs (non-cash financing activities) that vested immediately amounting to $12.6 million and $13.5 million, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10.     Income Taxes

The provision for income taxes for the three and nine months ended September 29, 2024 was $0.3 million and $1.0 million, respectively, or an effective tax rate of (8.0)% and (3.9)%, respectively. The provision for income taxes for the three and nine months ended October 1, 2023 was $0.03 million and $1.04 million, respectively, or an effective tax rate of (2.7)% and (4.8)%, respectively. During the three and nine months ended September 29, 2024 and October 1, 2023, we sustained U.S. book losses. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

Provision for income taxes increased for the three months ended September 29, 2024, compared to the prior year period, primarily due to increase in U.S. state taxes. Provision for income taxes decreased for the nine months ended September 29, 2024, compared to the prior year period, primarily due to (i) foreign-derived intangible income (“FDII”) and higher Section 174 amortization in the U.S. and (ii) the utilization of R&D credit in Ireland to partially offset its tax liability.

Note 11.     Net Loss Per Share

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands, except per share data)
Numerator:
Net loss	$(4,439)	$(1,120)	$(25,643)	$(22,728)
Denominator:
Weighted average common shares - basic and diluted	99,731	94,243	97,932	92,069
Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.26)	$(0.25)

Anti-dilutive employee stock-based awards, excluded	789	989	739	2,137

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(In thousands)
United States	$71,461	$79,775	$189,194	$213,804
Spain	35,051	32,802	111,241	90,923
Sweden	13,220	6,550	38,819	18,874
Other countries	17,935	10,876	50,060	32,482
Total	$137,667	$130,003	$389,314	$356,083

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	September 29, 2024	December 31, 2023
	(In thousands)
United States	$11,449	$13,372
Other countries	2,497	2,839
Total	$13,946	$16,211

Note 13.     Stock Repurchase Program

On September 19, 2024, our Board of Directors approved a stock repurchase program of up to an aggregate of $50 million of shares of Arlo’s common stock through open market purchases in a manner deemed to be in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of Arlo’s common stock. The stock repurchase program is expected to continue through December 31, 2026 unless extended or shortened by the Board of Directors.

There were no repurchases during the three months ended September 29, 2024 and $50 million remained authorized for repurchase under this stock repurchase program as of September 29, 2024.

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

Since the launch of our first product in December 2014, we have shipped over 36.1 million smart connected devices. As of September 29, 2024, the Arlo platform had approximately 10.4 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 4.2 million cumulative paid subscribers and annual recurring revenue of $241.6 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the three months ended September 29, 2024 and October 1, 2023, we generated total revenue of $137.7 million and $130.0 million, respectively, and loss from operations was $5.5 million and $2.3 million, respectively. For the nine months ended September 29, 2024 and October 1, 2023, we generated total revenue of $389.3 million and $356.1 million, respectively, and loss from operations was $28.9 million and $24.4 million, respectively.

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

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe these key business metrics provide useful information by offering the ability to make more meaningful period-to-period comparisons of our on-going operating results and a better understanding of how management plans and measures our underlying business. Our key business metrics may be calculated in a manner different from the same key business metrics used by other companies. We regularly review our processes for calculating these metrics, and from time to time we may discover a need to make adjustments to better reflect our business or to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

	As of
	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Cumulative registered accounts	10,383	26.7%	8,193
Cumulative paid accounts (1)	4,235	70.4%	2,486
Annual recurring revenue (“ARR”) (2)	$241,572	20.8%	$199,993
_________________________
(1)     The number of cumulative paid accounts as of September 29, 2024 included paid accounts managed by Verisure Sàrl (“Verisure”) in our EMEA region which are now onboarded with us. This does not have an impact to our financial statements and key business metrics other than our number of cumulative paid accounts.

(2)     As described further below, in the first fiscal quarter of 2024, we changed the methodology on paid service revenue recognition from a mid-month convention to a daily recognition model. As a result, ARR as of September 29, 2024 was calculated using the daily recognition model while ARR as of October 1, 2023 was calculated using our former methodology, the mid-month convention. ARR as of October 1, 2023 calculated using the daily recognition model does not represent a material change from the mid-month convention over the same period.

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

Impact of Global Geopolitical, Economic and Business Conditions

During the nine months ended September 29, 2024, we remained focused on the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and high interest rates by preserving our liquidity and managing our cash flow by taking preemptive action to enhance our ability to meet our short-term liquidity needs. These actions include, but are not limited to, proactively managing working capital by closely monitoring customers’ credit and collections, renegotiating payment terms with third-party manufacturers and key suppliers, closely monitoring inventory levels and purchases against forecasted demand, reducing or eliminating non-essential spending, and subleasing or reducing excess office space. We continue to monitor the situation and may, as necessary, reduce expenditures further, borrow under our revolving credit facility, or pursue other sources of capital that may include other forms of external financing in order to maintain our cash position and preserve financial flexibility in response to the uncertainty in the United States and global markets resulting from the ongoing conflict in Ukraine, hostilities in the Middle-East, supply chain disruptions, the inflationary macro environment, fluctuating consumer confidence and high interest rates, current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, and liquidity levels.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	September 29, 2024		October 1, 2023		September 29, 2024		October 1, 2023
	(In thousands, except percentage data)
Revenue:
Products	$75,784	55.0%	$78,961	60.7%	$210,463	54.1%	$210,770	59.2%
Services	61,883	45.0%	51,042	39.3%	178,851	45.9%	145,313	40.8%
Total revenue	137,667	100.0%	130,003	100.0%	389,314	100.0%	356,083	100.0%
Cost of revenue:
Products	74,820	54.3%	73,335	56.4%	204,080	52.4%	197,520	55.5%
Services	14,431	10.5%	13,529	10.4%	42,584	11.0%	38,349	10.8%
Total cost of revenue	89,251	64.8%	86,864	66.8%	246,664	63.4%	235,869	66.2%
Gross profit	48,416	35.2%	43,139	33.2%	142,650	36.6%	120,214	33.8%
Operating expenses:
Research and development	17,562	12.8%	16,829	12.9%	57,916	14.9%	52,197	14.7%
Sales and marketing	17,832	13.0%	15,863	12.2%	52,900	13.6%	48,137	13.5%
General and administrative	17,052	12.4%	12,460	9.6%	57,830	14.9%	43,089	12.1%
Others	1,423	1.0%	263	0.3%	2,868	0.7%	1,236	0.4%
Total operating expenses	53,869	39.2%	45,415	35.0%	171,514	44.1%	144,659	40.7%
Loss from operations	(5,453)	(4.0)%	(2,276)	(1.8)%	(28,864)	(7.5)%	(24,445)	(6.9)%
Interest income, net	1,400	1.0%	1,175	0.9%	4,281	1.1%	2,736	0.8%
Other income, net	(57)	—%	10	—%	(100)	—%	23	—%
Loss before income taxes	(4,110)	(3.0)%	(1,091)	(0.9)%	(24,683)	(6.4)%	(21,686)	(6.1)%
Provision for income taxes	329	0.2%	29	—%	960	0.2%	1,042	0.3%
Net loss	$(4,439)	(3.2)%	$(1,120)	(0.9)%	$(25,643)	(6.6)%	$(22,728)	(6.4)%

Revenue

Our gross revenue consists primarily of sales of devices and paid subscription service revenue. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs. Our paid subscription services are billed in advance of the start of the monthly subscription and revenue is recognized ratably over subscription period.

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

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Americas	$73,303	(8.3)%	$79,948	$195,766	(8.8)%	$214,716
Percentage of revenue	53.2%		61.5%	50.3%		60.3%
EMEA	57,773	34.7%	42,887	175,980	43.9%	122,317
Percentage of revenue	42.0%		33.0%	45.2%		34.4%
APAC	6,591	(8.0)%	7,168	17,568	(7.8)%	19,050
Percentage of revenue	4.8%		5.5%	4.5%		5.3%
Total revenue	$137,667	5.9%	$130,003	$389,314	9.3%	$356,083

Revenue by classification is as follows:

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Product revenue	$75,784	(4.0)%	$78,961	$210,463	(0.1)%	$210,770
Service revenue	61,883	21.2%	51,042	178,851	23.1%	145,313
Total revenue	$137,667	5.9%	$130,003	$389,314	9.3%	$356,083

Product revenue decreased by $3.2 million, or 4.0%, and $0.3 million, or 0.1%, for the three and nine months ended September 29, 2024 compared to the prior year periods, respectively, primarily driven by the decrease in product sales in the Americas and APAC due to seasonality and a reduction in average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and subscriber growth. The decline was partially offset by the increase in product shipments in EMEA due to stronger customer demand and the lower sales returns that are deemed to be reductions of revenue. The decrease in product revenue for the nine months ended September 29, 2024 was also offset by the lower sales incentives that are deemed to be reductions of revenue.

Service revenue increased in all regions by $10.8 million, or 21.2%, and $33.5 million, or 23.1%, for the three and nine months ended September 29, 2024 compared to the prior year periods, respectively, primarily due to a 70.4% increase in cumulative paid accounts and continued increase in average revenue per user (“ARPU”) of retail subscriptions.

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

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Cost of revenue:
Products	$74,820	2.0%	$73,335	$204,080	3.3%	$197,520
Services	14,431	6.7%	13,529	42,584	11.0%	38,349
Total cost of revenue	$89,251	2.7%	$86,864	$246,664	4.6%	$235,869

Product cost of revenue increased by 2.0% and 3.3% for the three and nine months ended September 29, 2024, respectively, compared to the prior year periods, primarily due to a decrease in inventory net realizable value.

Service cost of revenue increased by 6.7% and 11.0% for the three and nine months ended September 29, 2024, respectively, compared to the prior year periods, primarily due to service revenue growth as a result of the increase in cumulative paid accounts, partially offset by cost optimizations.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Gross profit:
Products	$964	(82.9)%	$5,626	$6,383	(51.8)%	$13,250
Services	47,452	26.5%	37,513	136,267	27.4%	106,964
Total gross profit	$48,416	12.2%	$43,139	$142,650	18.7%	$120,214
Gross margin percentage:
Products	1.3%		7.1%	3.0%		6.3%
Services	76.7%		73.5%	76.2%		73.6%
Total gross margin	35.2%		33.2%	36.6%		33.8%

Product gross profit decreased by $4.7 million and $6.9 million for the three and nine months ended September 29, 2024, respectively, compared to the prior year periods, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and subscriber growth and an increase in inventory reserves.

Service gross profit increased by $9.9 million and $29.3 million for the three and nine months ended September 29, 2024, respectively, compared to the prior year periods, primarily due to service revenue growth in all regions as a result of increases in cumulative paid accounts, continued increase in ARPU of retail subscriptions, and cost optimizations.

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

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Research and development expense	$17,562	4.4%	$16,829	$57,916	11.0%	$52,197

Research and development expense increased by $0.7 million for the three months ended September 29, 2024 compared to the prior year period, primarily due to an increase of $1.1 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by a decrease of $0.3 million in corporate IT and facilities overhead.

Research and development expense increased by $5.7 million for the nine months ended September 29, 2024 compared to the prior year period, primarily due to increases of $5.0 million in personnel-related expenses mainly from stock-based compensation and merit increases, and $0.6 million in professional services.

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

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Sales and marketing expense	$17,832	12.4%	$15,863	$52,900	9.9%	$48,137

Sales and marketing expense increased by $2.0 million for the three months ended September 29, 2024 compared to the prior year period, primarily due to increases of $1.6 million in marketing expenditures, $0.5 million in personnel-related expenses mainly from stock-based compensation and merit increases, $0.3 million in professional services as a result of continued investment in customer experience improvements across customer care and engineering, and $0.3 million in credit card processing fees as a result of increases in paid subscriber accounts, partially offset by a decrease of $0.6 million in freight-out expenses.

Sales and marketing expense increased by $4.8 million for the nine months ended September 29, 2024 compared to the prior year period, primarily due to increases of $2.1 million in personnel-related expenses mainly from stock-based compensation and merit increases, $2.0 million in marketing expenditures, $1.1 million in professional services as a result of continued investment in customer experience improvements across customer care and engineering, and $0.8 million in credit card processing fees as a result of increases in paid subscriber accounts, partially offset by a decrease of $1.1 million in freight-out expenses.

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

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
General and administrative expense	$17,052	36.9%	$12,460	$57,830	34.2%	$43,089

General and administrative expense increased by $4.6 million for the three months ended September 29, 2024 compared to the prior year period, primarily due to increases of $3.9 million in personnel-related expenses mainly from stock-based compensation and merit increases, and $0.5 million in legal and other professional services.

General and administrative expense increased by $14.7 million for the nine months ended September 29, 2024 compared to the prior year period, primarily due to increases of $11.1 million in personnel-related expenses mainly from stock-based compensation due to the achievement of certain performance-based equity awards target and $3.3 million in legal and professional services.

Others

Others include restructuring charges, which consist of severance costs, office exit expense, and other exit expense associated with the abandonment of certain lease contracts and cancellation of contractual services arrangements with certain suppliers. Others also include the write-off of deferred financing and separation related expenses, which consist primarily of costs of legal and professional services.

Interest Income, Net and Other Income (Loss), Net

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Interest income, net	$1,400	19.1%	$1,175	4,281	56.5%	2,736
Other income (loss), net	$(57)	**	$10	(100)	**	23
**Percentage change not meaningful.

Interest income, net increased for the three and nine months ended September 29, 2024 compared to the prior year periods, primarily due to the increase in our cash and cash equivalents and short-term investments as well as higher interest rates.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
	(In thousands, except percentage data)
Provision for income taxes	$329	1,034.5%	$29	$960	(7.9)%	$1,042
Effective tax rate	(8.0)%		(2.7)%	(3.9)%		(4.8)%

The effective tax rate for the three and nine months ended September 29, 2024 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Liquidity and Capital Resources

As of September 29, 2024, our cash and cash equivalents and short-term investments totaled $146.6 million. We have a history of losses and may incur operating and net losses in the future. As of September 29, 2024, our accumulated deficit was $393.1 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

Our current revolving credit facility with Bank of America, N.A. matured on October 27, 2024. We are in the final stage of entering into a new credit agreement and a security agreement with HSBC Bank USA, N.A, for a three-year revolving credit facility of $45.0 million with an uncommitted accordion feature of $30.0 million.

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

Our future liquidity and cash requirements may vary from those currently planned and will depend on numerous factors, including the introduction of new products, the growth in our service revenue, the ability to increase our gross margin dollars, as well as cost optimization initiatives and controls over our operating expenditures. As we grow our installed base and related cost structure, there will be a need for additional working capital, hence, we may increase our product and subscription rates in the future.

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

Cash Flow

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(In thousands)
Net cash provided by operating activities	$44,634	$30,367
Net cash provided by (used in) investing activities	11,229	(46,094)
Net cash used in financing activities	(35,830)	(17,240)
Net cash increase (decrease)	$20,033	$(32,967)

Operating activities

Net cash provided by operating activities increased by $14.3 million for the nine months ended September 29, 2024 compared to the prior year period, primarily due to favorable working capital movements as the results of (i) higher accounts payable balances mainly due to timing of the payments and increased marketing expenditures for new products launch and upcoming holiday sales; and (ii) higher accounts receivable balances due to the growth of sales, offset by increased inventory purchases.

Investing activities

Net cash provided by (used in) investing activities increased by $57.3 million for the nine months ended September 29, 2024 compared to the prior year period, primarily due to higher proceeds from maturities of short-term investments.

Financing activities

Net cash used in financing activities increased by $18.6 million for the nine months ended September 29, 2024 compared to the prior year period, primarily due to the increase in withholding tax from RSU releases, offset by higher proceeds related to employee benefit plans.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 29, 2024, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 29, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our CEO and our CFO, has concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of September 29, 2024 at a reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Notwithstanding the material weakness in our internal control over financial reporting described below, our management believes that the unaudited condensed consolidated financial statements and related financial information included in this Quarterly Report for the nine months ended September 29, 2024 fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America.

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

•Implementation of a tool to better monitor access via a secure gateway to our operating systems, as well as better management of credentials across all financially impactful applications and the underlying internally managed infrastructure.

•Enhancement of our user access review procedures to increase scope and precision.

•Minimize number of users with elevated access within our ERP system, limiting sensitive roles to only individuals with functional requirements.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting during the nine months ended September 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.” During the nine months ended September 29, 2024, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5.    Other Information

Trading Arrangements

During the quarter ended September 29, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold			Expiration Date
Matthew McRae, Chief Executive Officer	Adoption	August 27, 2024	(3)	X		up to	777,680		November 21, 2025
Matthew McRae, Chief Executive Officer	Termination	August 27, 2024	(4)	X		up to	525,594		March 7, 2025
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Adoption	August 29, 2024	(3)	X		up to	497,801	(5)	August 30, 2025
Brian Busse, General Counsel	Adoption	August 27, 2024	(3)	X		up to	132,450		November 21, 2025
Ralph Faison, Director	Adoption	August 26, 2024	(3)	X		up to	100,000		November 21, 2025
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

(4)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on November 30, 2023.

(5)This plan is designed to sell a specified percentage of the net shares delivered after tax withholding on five separate equity awards. The actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting dates as well as the payout, if any, of shares to be granted in the first quarter of 2025 in settlement of Mr. Binder’s 2024 annual bonus which are assumed to be achieved at 100% of target and settled using a price per share calculated by a 30 day average as of August 29, 2024, which is the adoption date of this plan. For certain equity awards in the 10b5-1 Plan, Mr. Binder has designated target prices ranging from $15 to $25 for the sale of shares. If the Arlo stock is not trading at or above the target prices, the shares cannot be sold.

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

Date: November 7, 2024