Form 10-K
period 2024-12-31
Arlo Technologies, Inc.
filed 2025-02-27
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from________to________
Commission file number: 001-38618
_______________
ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		38-4061754
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
5770 Fleet Street
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2024 was $1,262 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 28, 2024 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of the registrant's common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 102,437,935 shares as of February 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Arlo Technologies, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. The risks are discussed more fully below and included, but are not limited to, risks related to:

•We obtain several key components from limited or sole source suppliers, and if these suppliers fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

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

•We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to decline.

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

PART I

Item 1. Business

Overview

Arlo Technologies, Inc. (“we” or “Arlo”) is transforming the ways in which people can protect everything that matters to them with advanced home, business, and personal security services that combine a globally scaled cloud platform, advanced monitoring and analytics capabilities, and award-winning app-controlled devices to create a personalized security ecosystem. Arlo’s deep expertise in cloud services, cutting-edge artificial intelligence (“AI”) and computer vision analytics, wireless connectivity and intuitive user experience design delivers seamless, smart home security for Arlo users that is easy to setup and engage with every day. Our highly secure, cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection – all rooted in a commitment to safeguard privacy for our users and their personal data.

To date, we have launched subscription services such as Arlo Secure, Arlo Total Security, and Arlo Safe, and several categories of award-winning smart security devices, including smart Wi-Fi and LTE-enabled cameras, video doorbells, floodlight cameras and home security systems. In addition, Arlo’s broad compatibility allows the platform to seamlessly integrate with third-party internet-of-things (“IoT”) products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, and Samsung SmartThings. We plan to continue to introduce new smart security devices to the Arlo platform both in cameras and other categories, increase the number of registered accounts on our platform, keep them highly engaged through our mobile app and generate incremental recurring revenue by offering them paid subscription services.

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

 Services

Arlo Secure

Arlo Secure is our subscription service that provides advanced AI-based detection, DIY home security as well as professional monitoring, and an enhanced Emergency Response capability. These premium services boast support for unlimited household security devices, along with advanced AI object detection, and smarter, more interactive notifications. Additionally, the 24/7, one-touch Emergency Response is available with the Secure Plus and Premium plans, enabling Arlo users to directly dispatch first responders during an emergency for quicker action. A trial period of Arlo Secure is provided with various Arlo cameras, home security, and doorbell products. The features of Arlo Secure subscriptions include:

•AI-powered Recognition and Detection – Leveraging advanced computer vision AI and recognition engines, Arlo Secure 5 provides more meaningful, detailed alerts so users can make informed decisions about their security and safety. Users can train Arlo AI to create personalized, custom detections to protect what matters most and can teach Arlo camera to recognize certain objects or changes in view to trigger custom notifications.

•Emergency Response – With one touch in the Arlo Secure App, users can directly dispatch fire, police, or medical responders to the camera’s location. If directed by the user, Arlo’s Emergency Response team can also provide critical location information to responders en route to better prepare them, such as gate codes, medical conditions of family members, and pet details.

•2K and 4K Cloud-based Video Recording – View 30 days of recordings securely stored on Arlo’s SmartCloud platform, for ultimate peace of mind and protection even if the device is damaged or stolen in a break-in, storm or other physical incident.

•Unlimited Cameras – Users can enjoy Arlo Secure service for all cameras in their home with one all-encompassing plan and can add newly purchased Arlo cameras for no additional service charge.

•Advanced Object Detection – Arlo processes and filters approximately 195 million events each day through advanced object detection backed by visual AI, allowing for better recognition of people, packages, vehicles, and animals to add key context to notifications and reduce unwanted alerts.

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

•24/7 Professional Monitoring – Users have access to Live Security Experts who swiftly assist in an emergency, regardless of whether a user is home or away. Through Emergency Response, live agents can access authorized camera video to verify emergencies, potentially reducing false alarms, expediting response from emergency personnel in a crisis.

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

Arlo Home Security System, released in the fourth quarter of 2022, is a first-of-its-kind smart security system featuring the Arlo All-in-One Multi-Sensor capable of eight different sensing functions. The system, which is managed through the Arlo Secure App, pairs with Arlo’s 24/7 Professional Monitoring service, granting one-tap access to highly trained Security Experts who monitor and respond to emergency situations. Able to be placed anywhere, from walls to windows and doors, to under sinks and water heaters, the simple-to-install wireless multi-sensor can detect motion, door/window openings and tilt, water leaks, freezing temperatures, lighting changes and T3/T4 smoke/CO alarm audio sirens.

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

Arlo Ultra 2, released in the second quarter of 2020, is designed to deliver an enhanced user experience with improved range, building on advanced features such as 4K video with HDR, an ultra-wide, 180-degree field of view, auto zoom and tracking on moving objects with clarity and detail, color night vision allowing the user to see video in color rather than traditional black and white, built-in siren that is automatically triggered by motion or audio, or manually triggered via the Arlo App and more. Arlo Ultra 2 works with Amazon Alexa, Google Assistant, and Apple Homekit for easy interaction, automation and control.

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

In the third quarter of 2024, we also released the all-new wired floodlight camera, which brings crystal clear details with 2K HDR video and a 160-degree field of view. It has an adjustable camera and ultra-bright 2000 lumen articulating floodlights for flexible coverage where it is needed. The wired floodlight works with Amazon Alexa and Google Home for easy interaction, automation, and control.

Arlo Accessories

Security System Accessories provide added functionality to the Arlo Security System for greater peace of mind. The Wire-Free Outdoor Siren extends protection outside of the home with a loud wire-free siren featuring a weather-resistant design, built-in strobe and adjustable volume settings. The Arlo Cellular and Battery Backup module gives the Arlo Security System up to 12 hours of power during outages and stacks discretely beneath the Security System hub for a sleek all-in-on design.

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

Security Solution Providers. We sell our products and services to security solution providers, including Verisure, from which we derived 43.2% of our revenue in 2024.

Arlo.com. In the third quarter of 2019, we launched our online direct to consumer store to sell our products directly to our customers. We also sell our subscription services, such as Arlo Secure, Arlo Total Security, and Arlo Safe, directly to consumers.

Agreement with Verisure

Verisure is the exclusive distributor of our products in Europe for all retail channels and direct channels in connection with Verisure’s security business. On April 25, 2024, Verisure notified us that it was exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) with no minimum purchase obligations. Under the Supply Agreement, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of December 31, 2024, we had a backlog of $33.5 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

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

We believe that we compete favorably in these areas based on our market position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Infineon Technologies AG, OmniVision Technologies Inc., Realtek and Qualcomm Incorporated. Moreover, our focus on building a smart security platform, combined with our leadership in innovation in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce smart security devices or services. Nevertheless, the smart security market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Ring and Blink) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T, Verizon and Comcast; and other companies, such as TP Link, Eufy and Wyze.

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

As of December 31, 2024, our research and development staff consisted of 148 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, radio frequency engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We also engage and contract with certain third parties, such as ITS Partner LLC, e-Infochips Ltd., and Elinext Software Ltd. on research and development. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

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

We currently hold 135 issued United States patents, 50 pending United States patent applications, 66 international patents, including patents issued by China and the EU, 43 pending patent applications outside of the United States. All the patents and patent applications generally relate to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have six registered trademarks and six pending trademark applications in the United States, as well as 82 registered trademarks and 25 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in 13 countries: the United States, Argentina, Australia, Brazil, Canada, Chile, China, Japan, Mexico, New Zealand, Peru, Singapore, and Trinidad and Tobago, as well as the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

Environmental Laws

Our products and manufacturing processes are subject to numerous governmental regulations, which cover both the use of various materials and environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are additional changes to the regulations in these areas in the upcoming years. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products. In addition, any new regulations or laws in the environmental area might increase the cost of the raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes for all locations in which we operate. Since we operate on a global basis, this is also a complex process that requires continual monitoring of regulations and we have an internal group focused on monitoring our compliance process to ensure that we and our suppliers are in compliance with all existing regulations.

Environmental, Social, and Governance

We believe that responsible and sustainable business practices support our long-term success. As a company, we are deeply committed to protecting all stakeholders including support of our employees, our environment, and our communities. That commitment is reflected through various corporate initiatives as well as day-to-day activities, including our adoption of sustainability-focused policies and procedures, our publicly recognized and award-winning focus on fostering an inclusive workplace, our constant drive toward more efficient use of materials and energy, our careful and active management of our supply chain, our services and products which help reduce carbon footprints and enhance road safety, and our impactful and globally integrated ethics and compliance program.

Our adoption of environmental, social and governance (“ESG”) practices is based on several principles that help position our business for long-term, sustainable success. We believe a holistic ESG approach creates competitive advantage over business rivals as our partners, suppliers, and customers increasingly require relationships with companies that boast sustainable and adaptable business operations.

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

As we continue to further expand our ESG and Sustainability program, we have driven an improvement in our management of our environmental practices. We strive for continuous improvement by establishing internal targets and timelines to improve our carbon footprint which we expect will help improve our risk ratings even further. Additionally, our engagement with the various stakeholders including ESG rating agencies, have enabled us to expand the scope of analysis in our annual ESG reporting to our external stakeholders.

Social

We believe in fostering a culture of fairness and inclusion within our company and with our partners. We prioritize open communication and collaboration with our employees and partners to address any concerns related to recruitment, working hours, compensation, discrimination, and the freedom to associate. By collaborating closely, we have created a welcoming and respectful work environment at Arlo and beyond, promoting equal and humane treatment within our company as well as at our partners.

We believe we can play a crucial role in driving positive social change and, in our commitment to humane treatment globally, we have continued to administer our Conflict Mineral Program. All of our employees and our Original Design Manufacturers (“ODMs”) are expected to follow the requirements of the Conflict Minerals Program, improve employee practices, and maintain tight control over supply chain relationships to ensure compliance in accordance with the Organization for Economic Co-operation and Development (“OECD”).

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

We are committed to fostering an inclusive workplace by implementing policies, norms, and programs that reflect the voice of all of our employees. We provide equal opportunities for career advancement with access available to all employees. Our work environment is supportive with many well-being initiatives aimed at creating a safe workplace for all. We continue to seek opportunities to ensure we are incorporating a wide range of viewpoints to decision making, because we believe those efforts support a long-term and sustainable track record of operational success. We prioritize the well-being of employees by offering comprehensive benefits, promoting work-life balance, providing mental health support, and fostering a culture that values employee health and professional development.

We strive to have a positive impact on the local communities where we have offices. Our leadership team and employees have committed to work closely with local charities in their communities to support philanthropic initiatives, such as fundraising for humanitarian crises and working with young people with autism and other learning difficulties. Charitable giving is a core part of our community outreach. We make a purposeful effort to support local small businesses and local suppliers in certain of our purchasing decisions.

Governance

We are committed to providing customers with high quality products that comply with regulatory laws, directives, standards and industry regulations. Our products, including Verisure's Arlo branded products, go through rigorous testing and certification processes to achieve regulatory compliance.

Ethics is a key foundational element in our Corporate Social Responsibility Program. Our Code of Ethics is at the core of our corporate governance policy and provides guidance on standard business conduct for all of our employees and partners. We demonstrate transparency and accountability, which are core components of our business, in our corporate governance, decision-making processes, and reporting practices, including regular disclosure of social and environmental impact metrics and engagement with stakeholders.

All of our employees are required to take and pass yearly training courses on Anti-Bribery and Anti-Corruption to ensure they understand the importance of following local laws and regulations with respect to those topics.

In addition, we and our manufacturing partners are committed to meeting ISO standards and maintaining ISO 9001 and/or ISO 14001 certifications.

We are committed to ethical practices in the development and deployment of technology, including responsible data handling, protection of user privacy, and avoidance of harmful applications such as surveillance or discrimination algorithms. Data privacy is a point of emphasis within our organization and is critical to our competitive differentiation. We believe the customer data belongs to the customer, and we only use that data to improve their safety and security.

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

Human Capital Resources

The human capital measures and objectives we employ to drive our business results focus primarily on our talent and culture as we look to develop the Arlo workforce for the future. We nurture and develop our talent through carefully crafted processes and development opportunities that drive culture and performance at Arlo. This then translates into our performance management and compensation and reward systems. We aim to have the right people in the right roles at the right time to drive our business outcomes, ensuring top talent for our critical roles. We embed fairness, equity and inclusion into our culture strategy. Building a healthy workplace for our employees is key to our culture as we engage all of our employees who together are redefining how people protect and connect with what matters most.

We believe in leadership excellence as we connect our group success with individual performance. We strive to attract and retain exceptionally talented and ethical employees from all backgrounds, and we are proud of the culture that we have built. We continue to shape our desired experience, in line with the promised employee value proposition and desired culture to drive engagement and high performance. We believe that great teams make great products and as such, our talented employees, located throughout the United States, Canada, Australia, Taiwan, India, and Ireland, communicate, connect and work together to deliver a world-class end-to-end smart security solution. We believe that we maintain a great working relationship with our employees, as evidenced by our regular employee engagement surveys, and we have not experienced any labor disputes.

We want our employees’ voices to be heard and believe that when our workplace encourages employees to fully participate in an inclusive environment, we can provide high quality outcomes for our customers. Arlo is proud to be an equal opportunity workplace. We always strive to treat all employees and job applicants based on merit, qualifications, personality, and talent, and to draw from a diverse candidate pool as we recruit new talent across all levels. We aim to connect people from all backgrounds and beliefs and strive for a truly inclusive and collaborative working environment.

Arlo has built a healthy and fair workplace in which all of our employees can thrive. We believe that high quality security solutions are developed by inclusive representative teams that are empowered to innovate responsibly. We connect people from all backgrounds and beliefs and strive for an inclusive and collaborative working environment.

We host a number of events and days of observance with guest and internal speakers at Arlo. Each year, we hold a “Month of Understanding” with speakers on a wide variety of topics. These events provide a platform for dialogue and an opportunity for every employee to learn, discuss, and appreciate differences between colleagues as we grow to drive greater inclusion at Arlo and truly reflect the customers we serve.

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

As of December 31, 2024, we had a total of 360 full-time employees, of which approximately 63% were based in the United States, and approximately 37% were based in other global regions.

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

Company Information

We were incorporated in Delaware in January 2018. Our principal executive offices are located at 5770 Fleet Street, Carlsbad, California 92008, and our telephone number is (408) 890-3900. Our website is http://www.arlo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”). The contents of or accessible through our website are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

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

Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.arlo.com. Our website also provides a link to Section 16 filings which are available free of charge on the same day as such filings are made. Information contained on or accessible through these websites is not a part of this Annual Report on Form 10-K.

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

Risks Related to Our Business

We obtain several key components from limited or sole source suppliers, and if these suppliers fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

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

We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to decline.

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

We may experience delays and quality issues in releasing new products and services, which may result in lower quarterly revenue than expected. In addition, we may in the future experience product or service introductions that fall short of our projected rates of market adoption. Currently, reviews of our products and services are a significant factor in the success of our new product and service launches. If we are unable to generate a high number of positive reviews or quickly respond to negative reviews, including end-user reviews posted on various prominent online retailers, or combat fake, AI-generated or bot negative reviews, our ability to sell our products and services will be harmed. Any future delays in product and service development and introduction, or product and service introductions that do not meet broad market acceptance, or unsuccessful launches of new product and service lines could result in:

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

We have recorded a net loss of $30.5 million for the year ended December 31, 2024, and we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2024, our accumulated deficit was $398.0 million. We had historically maintained a Loan and Security Agreement with Bank of America, N.A., which expired and automatically terminated on October 27, 2024. On November 14, 2024, we entered into a new credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of December 31, 2024, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Refer to Note 7, Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement.

While, based on our current plans, the Credit Agreement, and market conditions, we believe that such sources of liquidity will be sufficient to satisfy our anticipated cash requirements for at least the next 12 months, we may require additional funds, either through equity or debt financings or collaborative agreements or from other sources. We have no commitments to obtain such additional financing, and we may not be able to obtain any such additional financing on terms favorable to us, or at all. If adequate financing is not available, we may further delay, postpone or terminate product and service expansion and curtail certain selling, general and administrative operations. The inability to raise additional financing may have a material adverse effect on our future performance.

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

Our competitors may also acquire other companies in the market or establish cooperative relationships among themselves or with others and leverage combined resources to gain market share. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted, and we could lose, or fail to grow, our market share, any of which could seriously harm our business, financial condition, and results of operations.

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

Verisure has the exclusive right to market and distribute our products in Europe. Our results of operations may be negatively impacted if Verisure is not successful in continuing to sell our products in Europe. In addition, if Verisure fails to pay us on a timely basis, or at all, or otherwise does not perform under the Supply Agreement, our cash flow would be reduced. We are also exposed to increased credit risk if Verisure fails or becomes insolvent. We also cannot provide any assurance that we will successfully develop custom products as specified by Verisure under the Supply Agreement.

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

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

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

We employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our platform, services and products in a manner that meets applicable cybersecurity standards, complies with laws, and addresses their information security risk. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion or identify security areas or measures for which our customers are responsible. In certain cases where our customers choose not to implement, or incorrectly implement, those features or measures, misuse our services, or otherwise experience their own vulnerabilities, policy violations, credential exposure or security incidents, even if we are not the cause of a resulting customer security issue or incident, our customer relationships reputation, and revenue have been and in the future may be adversely impacted.

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

Our products and services may contain unknown security vulnerabilities. We take steps to detect and remediate vulnerabilities, but we have not always been able in the past and may not be able in the future to detect and remediate all vulnerabilities in our information technology systems (including our products) because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremedied high risk or critical vulnerabilities pose a material risk to our business. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking, unauthorized manipulation, or misuse. In addition, we offer a comprehensive online cloud management service, Arlo Secure, paired with our end products, including our cameras, baby monitors, and smart lights, and in 2021, we launched our direct to consumer store to sell our products directly to our customers. If malicious actors compromise this cloud service or our direct to consumer store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and direct to consumer store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; diversion of management’s attention; monetary fund diversions; interruptions in our operations (including availability of data); negative impacts to our business, results of operations and financial condition; financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI and machine learning (“AI/ML”) platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. For example, we use AI/ML in our products and services, and if such AI/ML-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

Our future success depends on our ability to increase sales of our paid subscription services.

Our future success is largely dependent on increasing sales of our paid subscription services. Even if we are successful in selling our smart security devices and accessories, if we are unable to maintain or increase sales of Arlo Secure, Arlo Total Security, and Arlo Safe services, our revenue and overall gross margin would likely decline. Increasing sales of our paid subscription services requires that we, among other things, maintain our existing paying subscribers, convert our existing smart security device and accessory customers into paying subscribers, convert customers using free trials of our subscription services into paying subscribers, expand the subscription services our existing paying subscribers utilize and attract new customers. Numerous factors may impede our ability to increase sales of our paid subscription services, including our ability to identify demands and trends in the smart security market and quickly develop or acquire and introduce new products and services that satisfy customer demands in a cost-effective manner, differentiate our products and services from or compete effectively with our competitors, generate a high number of positive reviews of our products and services, attract and retain effective sales and marketing personnel, deploy effective marketing programs, successfully deploy new features and integrations and provide quality customer experience and support. Our paid subscribers are not obligated to and may not renew their subscriptions after their existing subscriptions expire, and we cannot ensure that our paid subscribers will renew subscriptions with similar contract periods and subscription services or upgrade or expand their subscriptions with us. If customers do not renew their subscriptions, renew on less favorable terms, or we fail to convert our existing smart security device and accessory customers into paying subscribers, convert customers using free trials of our subscription services into paying subscribers, expand the subscription services our existing paying subscribers utilize or attract new customers, our revenues may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy Co., Inc., Walmart, Inc., and Costco Wholesale Corporation; and to security solutions providers, including Verisure and its affiliates. For the year ended December 31, 2024, we derived 43.2% of our revenue from Verisure and its affiliates. In addition, we sell to wholesale distributors, including Ingram Micro, Inc., D&H Distributing Company, and Synnex Corporation. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with our retailers, distributors and other channel partners. Verisure had an aggregate purchase commitment of $500.0 million during a five-year period that commenced January 1, 2020 and was fulfilled in 2024. However, on April 25, 2024, Verisure notified us that it was exercising its right under the Supply Agreement to extend the term of the Supply Agreement for another five years (through November 2029) with no minimum purchase obligations. If we are unable to maintain and expand our revenue from Verisure in the absence of minimum purchase obligations, our revenue, business, results of operations, financial condition and cash flows may be materially and adversely affected. Verisure and our other retailers, distributors and other channel partners could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

We have spent, and expect to continue to spend, significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers. For the years ended December 31, 2024 and 2023, sales and marketing expenses were $73.7 million and $66.1 million, respectively, representing approximately 14% and 13% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products or services.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we process personal data about our customers, employees, and others and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, including with respect to user privacy, rights of publicity, data protection, content, protection of minors, and consumer protection.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping and recording laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance.

For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives and employees and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted above. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have in the past and may in the future be challenged under wiretapping laws, because we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices have in the past and may continue to be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the social media company and prohibited the social media company from transferring personal data to the United States. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which are regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. We also use AI/ML technologies in our products and services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML. For example, European regulators have proposed a stringent AI regulation, and we expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission (“FTC”) has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege such companies have violated privacy and consumer protection laws. If we cannot use AI/ML or are restricted in the use of AI/ML, our business may be less efficient, or we may be at a competitive disadvantage.

We use identity verification technologies in connection with the “person detection” feature in some of our products and services that may subject us to biometric privacy laws. For example, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric information. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity, and the cost of litigating and settling past and any future claims that we have violated BIPA or similar laws could be significant. In addition to litigation, regulators, such as the FTC, have indicated that use of biometric technologies (including facial recognition technologies) may be subject to additional scrutiny.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements relating to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We are subject to financial and operating covenants in the Credit Agreement with HSBC and any failure to comply with such covenants, or obtain waivers in the event of non-compliance, could limit our borrowing availability under the Credit Agreement, resulting in our being unable to borrow under the Credit Agreement and materially and adversely impact our liquidity. In addition, our operations may not provide sufficient cash to meet the repayment obligations of debt incurred under the Credit Agreement.

The Credit Agreement contains provisions that limit our future borrowing to $45.0 million. The Credit Agreement also includes a $10.0 million sublimit for the issuance by the lender of letters of credit. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to from time-to-time request that the lender increase the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The Credit Agreement contains other customary covenants, including certain restrictions on exceeding a certain total net leverage ratio, achieving a certain fixed charge coverage ratio, our ability to incur additional indebtedness, consolidate or merge, enter into acquisitions, pay any dividend or distribution on our capital stock, redeem, retire or purchase shares of our capital stock, make investments or pledge or transfer assets, in each case subject to limited exceptions.

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

Our business has been, and may continue to be, affected by a number of factors that are beyond our control, including but not limited to general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for smart security products. Our products and services may be considered discretionary items for our consumer and small business end-users. A severe and/or prolonged economic downturn, the ongoing conflict in Ukraine, hostilities in the Middle-East, inflation, supply chain disruptions, high interest rates, fluctuating consumer confidence, or current financial conditions within the banking industry, including the effects of recent failures of financial institutions, among other things, could adversely affect our customers’ financial condition and their levels of business activity. As a result of stimulus programs put in place over the past three years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values. The U.S. capital markets experienced and continue to experience extreme volatility and disruption following the Russian invasion of Ukraine, and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may also cause businesses to postpone spending in response to tighter credit, high interest rates, inflation, lower consumer confidence, negative financial news and/or general declines in income or asset values, which could have a material negative effect on the demand for our products and services.

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China may continue to put negative pressure on global economic conditions. If conditions in the global economy, including in Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could materially and adversely affect our business, results of operations, and financial condition. Political developments impacting government spending and international trade, including future government shutdowns in the United States or elsewhere, debt ceiling negotiations, potential government shutdowns, armed conflict such as the conflicts in Ukraine and Israel, retaliatory actions, treaties, increased barriers, policies favoring domestic industries, increased import or export licensing requirements or restrictions, trade disputes and tariffs, including the U.S.’s ongoing trade disputes with China and other countries, inflation, and high interest rates, may adversely impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political or other uncertainties could adversely impact demand for our products and services, harm our operations and weaken our financial results. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially and adversely affect our business, results of operations, and financial condition. In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects, including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency, and fixed income markets, instability in the stock market, and high unemployment.

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

Moreover, for the year ended December 31, 2024, we derived 43.2% of our revenue from Verisure and its affiliates. Beginning in the year ended December 31, 2025 through November 2029, Verisure will no longer be subject to minimum purchase obligations under our Supply Agreement. If we are unable to maintain and expand our revenue from Verisure in the absence of minimum purchase obligations, our revenue, business, results of operations, financial condition and cash flows may be materially and adversely affected.

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

We rely on third parties to obtain exclusive and non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In the cases of non-exclusive rights, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decides not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. In addition, certain of Arlo’s firmware and the AI-based algorithms that we use in our Arlo Secure and Arlo Total Security services incorporate open source software, the licenses for which may include customary requirements for, and restrictions on, use of the open source software.

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

International sales comprise a significant amount of our overall revenue. International sales were 50% and 39% of overall revenue for the years ended December 31, 2024 and 2023, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

We have been subject to securities class action and derivative litigation in the past, and may in the future become involved in such litigation. In the event we are involved in such litigation, regardless of the merits or ultimate results of such litigation, this could result in substantial costs, which would hurt our financial condition and results of operations and divert management’s attention and resources from our business.

Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation, or impact our stock price.

Stockholder activism, which can take many forms or arise in a variety of situations, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our Board of Directors, has been increasing recently. Volatility in the price of our common stock or other reasons has caused, and may continue in the future to cause, us to become the target of securities litigation or stockholder activism. Activist stockholders who disagree with the composition of our Board of Directors, our strategy, or the way our company is managed may seek to effect change through various strategies and channels, such as through commencing a proxy contest, making public statements critical of our performance or business, or engaging in other similar activities. Responding to any actions by activist stockholders, including proxy contests, can be costly and time-consuming, has diverted the attention of management, our Board of Directors, and our employees, and may be disruptive to our operations. We may be required to incur significant fees and other expenses related to activist stockholder matters, including for third-party advisors.

Our stock price could be adversely affected by the events, risks, and uncertainties of any stockholder activism. Additionally, perceived uncertainties as to our future direction as a result of stockholder activism, including potential changes to the composition of our Board of Directors, may lead to the perception of a change in the strategic direction of our business; the loss of key employees, including our executive officers; a perception of instability or lack of continuity, particularly if the stockholder activism campaign results in the appointment of one or more activist stockholders to our Board of Directors, which may cause concern to our existing or potential retailers, distributors and other channel partners, employees, and other stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to develop and introduce new products and services; and may make it more difficult to attract and retain qualified personnel and business partners. In addition, activist directors may make overly burdensome demands of our management and materially and unnecessarily increase management’s workload. Furthermore, if our retailers, distributors and other channel partners choose to delay, defer, or reduce transactions with us or do business with our competitors instead of us as a result of perceived uncertainties as to our future direction, then our business, financial condition, and operating results would be adversely affected.

In addition, market volatility may lead to increased stockholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value and our stock price could experience periods of increased volatility as a result of stockholder activism.

As part of growing our business, we may make acquisitions or engage in other strategic transactions. If we fail to successfully select, execute, or integrate our acquisitions or adequately address and resolve risk associated with acquisitions or other strategic transactions, then our business, results of operations, and financial condition could be materially and adversely affected and our stock price could decline.

From time to time, we may undertake acquisitions or engage in other strategic transactions to add new product and service lines and technologies, acquire talent, gain new sales channels, or enter into new sales territories. We have evaluated and expect to continue to evaluate a wide array of potential acquisitions and strategic transactions. Acquisitions and other strategic transactions involve numerous risks and challenges, including relating to: the successful integration of an acquired business, product, service, technology or talent; entering into new territories or markets with which we have limited or no prior experience; establishing or maintaining business relationships with new retailers, distributors, or other channel partners, vendors, and suppliers; maintaining customers on terms similar to, or better than, those in place with the acquired business; the diversion of our management’s time and attention from current operations; unanticipated costs; legal and regulatory challenges; equity or debt financing transactions to finance an acquisition, including potential dilution to stockholders, the incurrence of debt or the failure to obtain satisfactory financing terms; the failure of due diligence to identify significant issues associated with or arising out of an acquisition or other strategic transaction, such as the quality of a new product or technology, issues related to financial reporting or accounting practices, unknown liabilities or noncompliance with foreign laws and regulations; potential post-closing disputes; our inability to fully realize the expected financial or strategic benefits of an acquisition or other strategic transaction in the timeframe expected or at all; the failure to retain acquired talent; employee retention costs; adverse tax consequences; and the failure to maintain our internal controls and systems. Any of these risks and challenges could adversely impact our business, financial condition and results of operations.

We cannot ensure that we will be successful in selecting, executing, and integrating acquisitions or other strategic transactions or adequately address and resolve the risks and challenges associated therewith. Failure to manage and successfully integrate acquisitions or other strategic transactions could materially harm our business, financial condition, and results of operations. In addition, if we fail to realize the expected benefits or synergies from our acquisitions or other strategic transactions, such as cost-savings, earnings accretion or higher revenues, or if we decrease our liquidity by using a significant portion of our available cash to finance such transactions, incur additional indebtedness or issue additional equity securities to finance such transactions or incur or assume unanticipated liabilities, losses or costs associated with such transactions, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. Furthermore, if stock market analysts or our stockholders do not support or believe in the value of the acquisitions or other strategic transactions that we choose to undertake, our stock price may decline or we may be become a target for stockholder activism.

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

As of December 31, 2024, our U.S. federal and state net operating loss carryforwards were approximately $54.3 million and approximately $75.3 million, respectively. These amounts have been reduced by the amount of net operating losses expected to be utilized to reduce taxable income for such year. Moreover, our U.S. federal and state research and development tax credits were approximately $12.0 million and approximately $11.2 million, respectively, with the amount of federal credit already reduced by the expected utilization for such year. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by Sections 382 and 383 of the Code and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stocks, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

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

A core part of our solution is the interoperability of our platform with third-party IoT products and protocols. We have designed the Arlo platform to seamlessly integrate with third-party IoT products and protocols, such as Amazon Alexa, Apple HomeKit, Apple TV, Google Assistant, and Samsung SmartThings. If these third parties were to alter their products, we could be adversely impacted if we fail to timely create compatible versions of our products, and such incompatibility could negatively impact the adoption of our products and solutions. A lack of interoperability may also result in significant redesign costs, and harm relations with our customers. Further, the mere announcement of an incompatibility problem relating to our products could materially and adversely affect our business, results of operations, and financial condition.

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

Risks Related to Our Separation from NETGEAR

NETGEAR has agreed to indemnify us for certain liabilities. However, we cannot assure that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that NETGEAR’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the master separation agreement entered into between us and NETGEAR and certain other agreements with NETGEAR entered into in connection with our separation from NETGEAR, NETGEAR has agreed to indemnify us for certain liabilities. The master separation agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of NETGEAR’s business with NETGEAR. Under the intellectual property rights cross-license agreement entered into between us and NETGEAR, each party, in its capacity as a licensee, indemnifies the other party, in its capacity as a licensor, as well as its directors, officers, agents, successors and subsidiaries against any losses suffered by such indemnified party as a result of the indemnifying party’s practice of the intellectual property licensed to such indemnifying party under the intellectual property rights cross-license agreement. The transition services agreement generally provides that the applicable service recipient indemnifies the applicable service provider for liabilities that such service provider incurs arising from the provision of services other than liabilities arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement, and that the applicable service provider indemnifies the applicable service recipient for liabilities that such service recipient incurs arising from such service provider’s gross negligence, bad faith or willful misconduct or material breach of the transition services agreement. Pursuant to the registration rights agreement, we have agreed to indemnify NETGEAR and its subsidiaries that hold registrable securities (and their directors, officers, agents and, if applicable, each other person who controls such holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. NETGEAR and its subsidiaries that hold registrable securities similarly indemnify us but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed a special stock dividend (the “Distribution”) to its stockholders of the 62,500,000 shares of our common stock that it owned. As of December 31, 2024, we have 100,885,158 shares of common stock outstanding.

In the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

The market price of our common stock could be volatile and is influenced by many factors, some of which are beyond our control. Your investment in our common stock could suffer a decline in value.

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

•any announcements related to, our stock repurchase program;

•instances of stockholder activism;

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

Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that our stock repurchase program will be fully implemented or that such program will enhance long-term stockholder value.

In September 2024, our Board of Directors approved a stock repurchase program of up to an aggregate of $50 million of shares of our common stock, of which $4.4 million has been utilized and $45.6 million remained available and authorized for future repurchases as of December 31, 2024. Repurchases will be made through open market purchases in a manner deemed to be in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of our common stock. The stock repurchase program is expected to continue through December 31, 2026, unless extended or shortened by the Board of Directors. Although our Board of Directors has authorized the stock repurchase program, it does not obligate us to repurchase any specific dollar amount or number of shares and the stock repurchase program may be modified, suspended or terminated at any time and for any reason. The timing and actual number of shares repurchased under the stock repurchase program will depend on a variety of factors, including the acquisition price of the shares, our liquidity position, general market and economic conditions, legal and regulatory requirements and other considerations. Our ability to repurchase shares may also be limited by restrictive covenants in our Credit Agreement or in future borrowing arrangements we may enter into from time to time. As a result, there can be no guarantee around the timing or volume of our share repurchases.

Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of the termination or suspension of the stock repurchase program, or our decision not to utilize the full authorized repurchase amount under the stock repurchase program, could result in a decrease in the trading price of our stock. In addition, the stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. Although our stock repurchase program is intended to enhance long-term stockholder value, we cannot guarantee that it will do so, and short-term stock price fluctuations could reduce the effectiveness of the stock repurchase program.

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

Under U.S. GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill, other intangible assets and long-lived assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the SOX Act could materially and adversely affect our business, results of operations, financial condition, and stock price.

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

For the year ended December 31, 2023 through September 29, 2024, management identified certain control deficiencies in the area of our information technology general controls that, when aggregated, arose to a material weakness. Although we remediated this material weakness as of December 31, 2024, there is no assurance that additional material weaknesses will not occur or that we will be able to remediate any additional material weaknesses in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the SOX Act. If we identify any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 of the SOX Act in a timely manner, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our customers and employees (“Information Systems and Data”).

Our Chief Technology Officer, Vice President of Cybersecurity and Information Security, as well as Engineering, Legal, Risk Management teams, together with our third-party service providers, help identify, assess and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. In doing so, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, automated and manual tools, third party threat assessments and intelligence feeds, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and the industry’s risk profile, evaluating reported threats, performing internal and external audits, conducting assessments for internal and external threats, conducting assessments to identify vulnerabilities, and conducting red/blue team testing and tabletop incident response exercises jointly with external third parties.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident response plan and policy, incident detection and response, vulnerability management policy, disaster recovery and business continuity plans, risk assessments, implementation of security standards and certifications, encryption of data, network security controls, access controls, physical security, asset management, tracking and disposal, systems monitoring, penetration testing, dedicated cybersecurity staff, vendor risk management program, and employee training. In addition, we maintain cybersecurity insurance.

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

We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including, for example, professional services firms (e.g., legal counsel), threat intelligence service providers, cybersecurity consultants, software providers, managed service providers, penetration testing, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for each vendor, a security questionnaire, a review of the vendor’s written security program, a review of security assessments and reports, audits, security assessment calls with the vendor's security personnel, and the imposition of security-related contractual obligations on vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. For a description of the risks from cybersecurity threats that may materially affect us, see our risk factors under Part 1, Item 1A Risk Factors in this Annual Report on Form 10-K.

Governance

Our Cybersecurity and Privacy Committee, at the direction of and on behalf of the Board of Directors, addresses our cybersecurity risk management as part of its general oversight function. Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Chief Technology Officer, who has 30 years of Engineering/Technology/Security experience and our Vice President of Cybersecurity, who has 24 years of Technology/Infrastructure/Security experience and maintains the Certified Information Security Manager and Certified Information Systems Security Professional certifications.

The Chief Technology Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Technology Officer and the Director of Privacy are also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Additionally, the Cybersecurity and Privacy Committee reviews and has oversight over these functions.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Information Security department. Our Chief Technology Officer and Vice President of Cybersecurity work with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response vulnerability management processes include reporting to the Cybersecurity and Privacy Committee for certain cybersecurity incidents.

The Cybersecurity and Privacy Committee receives quarterly reports from the Chief Technology Officer concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Cybersecurity and Privacy Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We are a global company with corporate headquarters located in Carlsbad, California, where we occupy approximately 36,700 square feet of office space pursuant to a lease agreement that expires in June 2033. We also lease approximately 77,800 square feet of office space in San Jose, California pursuant to a lease agreement that expires in June 2029. In June 2021, we entered into a sublease agreement, with a term that runs concurrent with the term of the head lease, for our San Jose office space in light of the COVID-19 pandemic and its impact on the changing nature of office space use by our workforce.

Our U.S. principal general and administrative (“G&A”), sales and marketing (“S&M”) and research and development (“R&D”) facilities are currently located in the cities of Milpitas, Irvine, and Carlsbad in California. Our international principal G&A, S&M and R&D facilities are located in leased offices in Cork (Ireland). We also have R&D and operations personnel based in leased offices in Taipei (Taiwan) and some R&D personnel based in leased offices in Richmond (Canada).

In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Texas, Tennessee, Mexico, Hong Kong, and Australia.

Item 3. Legal Proceedings

From time to time, we may become involved in disputes, litigation and other legal actions in the ordinary course of business. We are not currently party to any claim or proceedings that, in the opinion of our management, are likely to have a material adverse effect on our financial position. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “ARLO”.

Holders of Record

On February 25, 2025, there were nine stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held by brokers in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not historically declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The following table summarizes the share repurchase activity for the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 30 - October 27, 2024	—	—	—	—
October 28 - December 1, 2024	—	—	—	—
December 2 - December 31, 2024	378,745	$11.67	378,745	$45,579,229
Total	378,745		378,745	$45,579,229
_________________________

(1)     On September 24, 2024, we announced that our Board of Directors approved a stock repurchase program of up to an aggregate of $50 million of shares of Arlo’s common stock. The timing and actual number of shares repurchased depend on a variety of factors, including price, general business and market conditions, and other investment opportunities, and shares may be repurchased through open market purchases, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program is expected to continue through December 31, 2026 unless extended or shortened by our Board of Directors.

(2)     Average price paid per share includes commission costs, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022. Commission costs associated with share repurchases and excise taxes do not reduce the remaining authorized amount under our repurchase programs.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.

The following graph shows a comparison from December 31, 2020 through December 31, 2024 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”), the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”) and the Russell 2000 Index. The graph assumes that $100 was invested in Arlo common stock at the closing price of $7.79 on December 31, 2020 and in the NYSE Composite Index, the S&P 600 Information Technology Index, the S&P Small Cap 600 Index and the Russell 2000 Index on December 31, 2020, and assumes reinvestment of any dividends. We have never paid dividends on our common stock and have no present plans to do so. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

175
150
125
100
75
50
25
0
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
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

Since the launch of our first product in December 2014, we have shipped over 37.4 million smart security devices. As of December 31, 2024, the Arlo platform had approximately 10.8 million cumulative registered accounts across more than 100 countries around the world coupled with 4.6 million cumulative paid subscribers and annual recurring revenue of $257.3 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services. For the years ended December 31, 2024 and 2023, we generated total revenue of $510.9 million and $491.2 million, respectively. Loss from operations was $34.9 million and $24.9 million for the years ended December 31, 2024 and 2023, respectively.

Our goal is to continue to develop innovative, world-class smart security solutions to expand and further monetize our current and future user and paid account bases. We believe that the growth of our business is dependent on many factors, including our ability to innovate and launch successful new products on a timely basis and grow our installed base, to increase subscription-based recurring revenue, to invest in channel and other strategic partnerships and to continue our global expansion. We expect to increase our investment in research and development going forward as we continue to introduce new and innovative products and services to enhance the Arlo platform and compete for engineering talent. We also expect our sales and marketing expenses to increase in the future as we invest in marketing to drive demand for our products and services.

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe these key business metrics provide useful information by offering the ability to make more meaningful period-to-period comparisons of our on-going operating results and a better understanding of how management plans and measures our underlying business. Our key business metrics may be calculated in a manner different from the same key business metrics used by other companies. We regularly review our processes for calculating these metrics, and from time to time we may discover a need to make adjustments to better reflect our business or to improve their accuracy. We believe that any such adjustments are immaterial unless otherwise stated.

	As of and for the Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Cumulative registered accounts	10,823	25.1%	8,652
Cumulative paid accounts	4,599	63.5%	2,813
Annual recurring revenue (“ARR”)	$257,332	22.5%	$210,078

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

Annual Recurring Revenue. We believe ARR enables measurement of our business initiatives and serves as an indicator of our future growth. ARR represents and is defined as the annualized paid service revenue we expect to recognize from subscription contracts, as calculated by taking the average paid service revenue multiplied by the number of subscription accounts at the end of the reporting period. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

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

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and allocated IT and facilities overhead. Generally, we recognize research and development expenses as they are incurred. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We expect research and development expense to increase in absolute dollars as we develop new product and service offerings and compete for engineering talent. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities.

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

Results of Operations

In this section, we discuss the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.

The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2024		2023
	(In thousands, except percentage data)
Revenue:
Products	$267,888	52.4%	$289,938	59.0%
Services	242,998	47.6%	201,238	41.0%
Total revenue	510,886	100.0%	491,176	100.0%
Cost of revenue:
Products	268,769	52.6%	270,663	55.1%
Services	54,613	10.7%	52,950	10.8%
Total cost of revenue	323,382	63.3%	323,613	65.9%
Gross profit	187,504	36.7%	167,563	34.1%
Operating expenses:
Research and development	73,183	14.3%	68,647	14.0%
Sales and marketing	73,723	14.4%	66,141	13.5%
General and administrative	72,134	14.1%	56,371	11.5%
Others	3,356	0.7%	1,307	0.2%
Total operating expenses	222,396	43.5%	192,466	39.2%
Loss from operations	(34,892)	(6.8)%	(24,903)	(5.1)%
Interest income	5,584	1.1%	3,935	0.8%
Other income (expense), net	(104)	(0.0)%	107	0.0%
Loss before income taxes	(29,412)	(5.8)%	(20,861)	(4.3)%
Provision for income taxes	1,092	0.2%	1,175	0.2%
Net loss	$(30,504)	(6.0)%	$(22,036)	(4.5)%

Revenue

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geographic region on the bill-to location of the customer for device sales and device location for service sales.

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Americas	$266,075	(11.7)%	$301,418
Percentage of revenue	52.1%		61.4%
EMEA	$220,821	34.0%	$164,750
Percentage of revenue	43.2%		33.5%
APAC	$23,990	(4.1)%	$25,008
Percentage of revenue	4.7%		5.1%
Total revenue	$510,886	4.0%	$491,176

Revenue by classification is as follows:

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Product Revenue	$267,888	(7.6)%	$289,938
Service Revenue	242,998	20.8%	201,238
Total revenue	$510,886	4.0%	$491,176

Product revenue decreased by $22.1 million, or 7.6% for the year ended December 31, 2024 compared to the prior year, primarily driven by the decrease in product sales in two geographic regions Americas and APAC. The decline in product sales is driven by a reduction in average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and subscriber growth, and the increase in related sales incentives that are deemed to be reductions of revenue. The decline was partially offset by the increase in product sales in EMEA due to stronger customer demand and the lower sales returns that are deemed to be reductions of revenue.

Service revenue increased in all regions by $41.8 million, or 20.8%, for the year ended December 31, 2024 compared to the prior year, primarily due to a 63.5% increase in cumulative paid accounts and the continued increase in average revenue per user (“ARPU”) of retail subscriptions.

Cost of Revenue

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Cost of revenue:
Products	$268,769	(0.7)%	$270,663
Services	54,613	3.1%	52,950
Total cost of revenue	$323,382	(0.1)%	$323,613

Cost of product revenue decreased for the year ended December 31, 2024 compared to the prior year, primarily due to a decline in product shipments coupled with decreases in freight-in costs due to normalization of the supply chain and utilization of ocean freight, partially offset by increases in product warranty and inventory reserves.

Cost of service revenue increased for the year ended December 31, 2024 compared to the prior year, primarily due to service revenue growth as a result of the increase in cumulative paid accounts, partially offset by cost optimizations.

Gross Profit

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Gross profit:
Products	$(881)	(104.6)%	$19,275
Services	188,385	27.0%	148,288
Total gross profit	$187,504	11.9%	$167,563
Gross margin:
Products	(0.3)%		6.6%
Services	77.5%		73.7%
Total gross margin	36.7%		34.1%

Product gross profit decreased for the year ended December 31, 2024 compared to the prior year, primarily driven by a reduction in the ASPs on our products as we increased promotional activities to stimulate household acquisition and subscriber growth coupled with an increase in inventory reserves.

Service gross profit increased for the year ended December 31, 2024 compared to the prior year, primarily due to service revenue growth in all regions as a result of increases in cumulative paid accounts, continued increase in ARPU of retail subscriptions, and cost optimizations.

Operating Expenses

Research and Development

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Research and development expense	$73,183	6.6%	$68,647

Research and development expense increased by $4.5 million for the year ended December 31, 2024 compared to the prior year, primarily due to an increase of $5.3 million in personnel-related expenses mainly from stock-based compensation and merit increases, partially offset by a decrease of $0.6 million in corporate IT and facilities overhead.

Sales and Marketing

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Sales and marketing expense	$73,723	11.5%	$66,141

Sales and marketing expense increased by $7.6 million for the year ended December 31, 2024 compared to the prior year, primarily due to increases of $4.0 million in personnel-related expenses mainly from stock-based compensation and merit increases, $3.1 million in marketing expenditures, $1.5 million in credit card processing fees as a result of increases in paid subscriber accounts, and $0.9 million in professional services as a result of continued investment in improved customer experience, partially offset by a decrease of $1.6 million in freight-out expenses.

General and Administrative

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
General and administrative expense	$72,134	28.0%	$56,371

General and administrative expense increased by $15.8 million for the year ended December 31, 2024 compared to the prior year, primarily due to increases of $12.3 million in personnel-related expenses mainly from stock-based compensation as a result of the achievement of certain performance-based equity award targets, $2.0 million in legal and professional services, and $0.8 million in corporate IT and facilities overhead costs.

Interest Income and Other Income (Expense), Net

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Interest income, net	$5,584	41.9%	$3,935
Other income (expense), net	$(104)	**	$107
**Percentage change not meaningful.

Interest income, net increased for the year ended December 31, 2024, compared to the prior year, primarily due to the increase in our cash and cash equivalents and short-term investments as well as higher interest rates.

Provision for Income Taxes

	Year Ended December 31,
	2024	% Change	2023
	(In thousands, except percentage data)
Provision for income taxes	$1,092	(7.1)%	$1,175
Effective tax rate	(3.7)%		(5.6)%

The effective tax rate for the year ended December 31, 2024 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Liquidity and Capital Resources

As of December 31, 2024, our cash and cash equivalents and short-term investments totaled $151.5 million. Additionally, on November 14, 2024, we entered into the Credit Agreement, which provides for a three-year revolving credit facility of up to $45.0 million that matures on November 14, 2027. As of December 31, 2024, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of December 31, 2024, our accumulated deficit was $398.0 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Refer to Note 8, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about our operating leases, purchase obligations, and legal contingencies.

Stock Repurchase Program

Our Board of Directors has authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in September 2024 and is expected to continue through December 31, 2026 unless extended or shortened by the Board of Directors. In the fourth quarter of fiscal 2024, we repurchased and subsequently retired 378,745 shares of our common stock for an aggregate purchase price of $4.4 million. As of December 31, 2024, $45.6 million remained available and authorized for future repurchases.

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$51,306	$38,302
Net cash provided by (used in) investing activities	10,840	(50,686)
Net cash used in financing activities	(40,767)	(15,142)
Net cash increase (decrease)	$21,379	$(27,526)

Operating activities

Net cash provided by operating activities increased by $13.0 million for the year ended December 31, 2024 compared to the prior year period, primarily due to improved profitability coupled with favorable working capital movements as the results of (i) higher accounts receivable collections due to the growth of our sales; (ii) higher accounts payable balances mainly due to timing of the payments; and (iii) increase in deferred revenue due to the growth in our service subscription paid accounts and subscription rates expansion, partially offset by increased inventory purchases.

Investing activities

Net cash provided by (used in) investing activities increased by $61.5 million for the year ended December 31, 2024 compared to the prior year period, primarily due to higher proceeds from maturities of short-term investments.

Financing activities

Net cash used in financing activities increased by $25.6 million for the year ended December 31, 2024 compared to the prior year period, primarily due to an increase in withholding tax from RSU releases and the repurchases of common stock.

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

Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies and the effect in our consolidated financial statements.

Revenue Recognition

Revenue from all sales types is recognized at transaction price, which is the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns and sales incentives related to current period product revenue.

Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice.

Generally, our direct customers have a right of return for any product within 30 days of purchase for a full refund. Our standard warranty obligation to our retailers and wholesale distributors allows for returns of damaged and defective products only. At the time we recognize revenue, we record an estimate of sales returns to reduce revenue in the amount of the expected credit or refund to be provided to our customers as a contra revenue. Our estimated allowances for product warranties can vary from actual results, and we may have to record additional contra revenue, which could materially impact our financial position and results of operations. As of December 31, 2024 and 2023, accrued sales returns amounted to $10.6 million and $16.6 million, respectively.

Sales incentives that are mutually agreed with customers are recognized as contra revenue while marketing expenses paid to the third parties are recognized as a marketing expense. We accrue estimated contra revenue or marketing expense for these sales incentives either when the related revenue is recognized or prior to customer commitment if customary business practice creates an implied expectation of future activities. As of December 31, 2024 and 2023, accrued sales incentives amounted to $31.9 million and $28.2 million, respectively.

Valuation of Long-Lived Assets

Long-lived assets, including property and equipment and operating lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the assets and related cash flows that they are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and operating lease assets is not recoverable, the carrying amount of such assets is reduced to the fair value. During the years ended December 31, 2024 and 2023, no impairment of long-lived assets has been identified.

Valuation of Goodwill

We perform an annual assessment of goodwill at the reporting unit level on the first day of the fourth quarter of each year and whenever events or changes in circumstances indicate the carrying value may not be recoverable. We operate as one operating and reportable segment. In the annual assessment, a qualitative assessment is performed in consideration of macroeconomic conditions, industry and market conditions, cost factors, overall company financial performance, and changes in our stock price. We believed that it was more-likely-than-not that the fair value of the reporting unit is greater than the respective carrying value and therefore performing the next step of impairment test for the reporting unit was unnecessary. If there are events occurred or circumstances changed (i.e. a decline in our stock price based on market conditions and deterioration of our business) that would more likely than not reduce our fair value below the carrying amount, we may have to record a charge to our earnings for the associated goodwill impairment of up to $11.0 million. No goodwill impairment was recognized in the years ended December 31, 2024 and 2023.

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

Interest Rate Risk

We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There was no impairment charge on our investments for the year ended December 31, 2024.

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

As of December 31, 2024, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would not have a material impact on our operating results. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2024 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the years ended December 31, 2024, 2023, and 2022, no more than 3% of our total revenue was denominated in currencies other than the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Arlo Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Sales Returns – Refer to Notes 3 and 4 to the Financial Statements

Critical Audit Matter Description

The Company has a recorded accrual for estimated sales returns as of December 31, 2024. Revenue is recognized at a transaction price that is calculated as the selling price net of variable consideration which includes estimates for sales returns related to current period product revenue. Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for the Company’s products.

We identified the estimation of the sales return accrual as a critical audit matter. There was a high degree of auditor judgment required to evaluate the impacts of current and historical trends of sales and returns and their impacts on estimated future return levels.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued sales returns included the following, among others:

◦We tested the effectiveness of controls over management’s calculation of the accrual for estimated sales returns, including management’s control over the estimate of the impacts of historical sales and returns activity on current year estimates.
◦We tested the completeness and accuracy of the underlying data used in the calculation. For a selection of historical returns we evaluated the reasonableness of trends in return rates compared to sales activity
◦We evaluated management's ability to accurately estimate returns by comparing actual returns to prior period estimates
◦Developed an independent estimate of the sales return accrual and compared our estimate to management’s estimate. Our independent estimate included development of a trend of historical sales and return rates using management’s data. This trend was used to develop an expected estimate of the accrual when applied to current sales activity.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 27, 2025

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Arlo Technologies, Inc and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 29, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is February 27, 2025

We served as the Company’s auditor from 2018 to 2024.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$82,032	$56,522
Short-term investments	69,419	79,974
Accounts receivable, net	57,332	65,360
Inventories	40,633	38,408
Prepaid expenses and other current assets	13,190	10,271
Total current assets	262,606	250,535
Property and equipment, net	4,765	4,761
Operating lease right-of-use assets, net	15,698	11,450
Goodwill	11,038	11,038
Restricted cash	—	4,131
Other non-current assets	4,293	3,623
Total assets	$298,400	$285,538
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,784	$55,201
Deferred revenue	27,248	18,041
Accrued liabilities	85,730	88,209
Total current liabilities	176,762	161,451
Non-current operating lease liabilities	18,357	17,021
Other non-current liabilities	2,372	3,790
Total liabilities	197,491	182,262
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 100,885,158 at December 31, 2024 and 95,380,281 at December 31, 2023	101	95
Additional paid-in capital	498,739	470,322
Accumulated other comprehensive income	34	320
Accumulated deficit	(397,965)	(367,461)
Total stockholders’ equity	100,909	103,276
Total liabilities and stockholders’ equity	$298,400	$285,538

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Revenue:
Products	$267,888	$289,938	$353,935
Services	242,998	201,238	136,479
Total revenue	510,886	491,176	490,414
Cost of revenue:
Products	268,769	270,663	308,692
Services	54,613	52,950	45,687
Total cost of revenue	323,382	323,613	354,379
Gross profit	187,504	167,563	136,035

Operating expenses:
Research and development	73,183	68,647	64,709
Sales and marketing	73,723	66,141	70,081
General and administrative	72,134	56,371	55,932
Others	3,356	1,307	2,192
Total operating expenses	222,396	192,466	192,914

Loss from operations	(34,892)	(24,903)	(56,879)
Interest income, net	5,584	3,935	926
Other income (expense), net	(104)	107	302
Loss before income taxes	(29,412)	(20,861)	(55,651)
Provision for income taxes	1,092	1,175	975
Net loss	$(30,504)	$(22,036)	$(56,626)
Net loss per share:
Basic and diluted	$(0.31)	$(0.24)	$(0.65)
Weighted average shares used to compute net loss per share:
Basic and diluted	98,630	92,754	87,173
Comprehensive loss:
Net loss	$(30,504)	$(22,036)	$(56,626)
Other comprehensive income (loss), net of tax	(286)	427	(107)
Total comprehensive loss	$(30,790)	$(21,609)	$(56,733)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total stockholders' equity, beginning balances	$103,276	$87,695	$112,652
Common stock:
Beginning balances	$95	$89	$84
Issuance of common stock under stock-based compensation plans	9	9	6
Issuance of common stock under employee stock purchase plan	—	—	2
Repurchase of common stock	—	—	—
Restricted stock unit withholdings	(3)	(3)	(3)
Ending balances	$101	$95	$89
Additional paid-in capital:
Beginning balances	$470,322	$433,138	$401,367
Stock-based compensation expense	56,596	36,971	36,985
Settlement of liability classified restricted stock units	12,594	13,480	8,733
Issuance of common stock under stock-based compensation plans	5,413	7,554	1,419
Issuance of common stock under employee stock purchase plan	2,943	2,811	2,833
Repurchase of common stock	(4,421)	—	—
Restricted stock unit withholdings	(44,708)	(23,632)	(18,199)
Ending balances	$498,739	$470,322	$433,138
Accumulated deficit:
Beginning balances	$(367,461)	$(345,425)	$(288,799)
Net loss	(30,504)	(22,036)	(56,626)
Ending balances	$(397,965)	$(367,461)	$(345,425)
Accumulated other comprehensive income (loss):
Beginning balances	$320	$(107)	$—
Other comprehensive income (loss), net of tax	(286)	427	(107)
Ending balances	$34	$320	$(107)
Total stockholders' equity, ending balances	$100,909	$103,276	$87,695

Common stock shares:
Beginning balances	95,380	88,887	84,453
Issuance of common stock under stock-based compensation plans	9,140	9,390	6,155
Issuance of common stock under employee stock purchase plan	365	621	609
Repurchase of common stock	(379)	—	—
Restricted stock unit withholdings	(3,621)	(3,518)	(2,330)
Ending balances	100,885	95,380	88,887

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(30,504)	$(22,036)	$(56,626)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	68,657	47,948	48,476
Depreciation and amortization	3,200	4,661	4,768
Allowance for credit losses and non-cash changes to reserves	2,085	279	(190)
Deferred income taxes	(13)	112	181
Discount accretion on investments and other	(3,259)	(2,005)	24
Changes in assets and liabilities:
Accounts receivable, net	8,228	690	13,517
Inventories	(4,510)	7,777	(7,887)
Prepaid expenses and other assets	(3,577)	(1,498)	3,427
Accounts payable	8,289	3,723	(32,520)
Deferred revenue	9,437	6,610	(19,281)
Accrued and other liabilities	(6,727)	(7,959)	149
Net cash provided by (used in) operating activities	51,306	38,302	(45,962)
Cash flows from investing activities:
Purchases of property and equipment	(2,688)	(2,847)	(2,010)
Purchases of short-term investments	(205,068)	(149,870)	(69,305)
Proceeds from maturities of short-term investments	218,596	102,031	39,542
Net cash provided by (used in) investing activities	10,840	(50,686)	(31,773)
Cash flows from financing activities:
Proceeds related to employee benefit plans	8,365	8,493	4,260
Repurchase of common stock	(4,421)	—	—
Restricted stock unit withholdings	(44,711)	(23,635)	(18,202)
Net cash used in financing activities	(40,767)	(15,142)	(13,942)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,379	(27,526)	(91,677)
Cash, cash equivalents, and restricted cash, at beginning of period	60,653	88,179	179,856
Cash, cash equivalents, and restricted cash, at end of period	$82,032	$60,653	$88,179
Reconciliation of cash, cash equivalents, and restricted cash to Consolidated Balance Sheets
Cash and cash equivalents	$82,032	$56,522	$84,024
Restricted cash	—	4,131	4,155
Total cash, cash equivalents, and restricted cash	$82,032	$60,653	$88,179
Supplemental cash flow information:
Cash paid for income taxes, net	$1,156	$1,196	$415
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$708	$189	$946

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Arlo Technologies, Inc. (“we” or “Arlo”) is transforming the ways in which people can protect everything that matters to them with home, business, and personal security services that combine a globally scaled cloud platform, monitoring and analytics capabilities, and award-winning app-controlled devices to create a personalized security ecosystem. Arlo’s experience in cloud services, AI and computer vision analytics, wireless connectivity and intuitive user experience design delivers seamless, smart home security for Arlo users that can be setup by the customers and engaged with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generate revenue by selling devices through retail, wholesale distribution, wireless carrier channels, security solution providers, Arlo’s direct to consumer store and paid subscription services.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2024 are not necessarily indicative of the results that may be expected for any future period.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Cash

We maintain certain cash balances restricted historically as to withdrawal or use. Restricted cash is comprised primarily of cash used as a collateral for a letter of credit associated with our lease agreement for office space in San Jose, California. We deposit restricted cash with high credit quality financial institutions. On November 14, 2024, we entered into a Credit Agreement (as defined and further discussed below in Note 7, Revolving Credit Facility), which provides a three-year revolving credit facility of up to $45.0 million that matures on November 14, 2027. This Credit Agreement includes a $10.0 million sublimit for the issuance of letters of credit, which we intend to utilize for our lease agreement for our office space in San Jose, California. As a result, the depository bank has fully lifted the restriction on our cash and no restricted cash was recognized as of December 31, 2024.

Short-Term Investments

Short-term investments are comprised of marketable securities that consist of government securities with an original maturity or a remaining maturity at the time of purchase of greater than three months and no more than 12 months. The marketable securities are held with a high quality financial institution, which acts as our custodian and investment manager. These marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax, which is reported in consolidated statements of stockholders’ equity.

Fair Value Measurements

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Short-term investments are recognized and disclosed at fair value in the financial statements on a recurring basis. The fair value of assets and liabilities is measured based on a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Our customers are primarily retailers, wholesale distributors and security solution providers who sell or distribute our products to a large group of end-users. We regularly perform credit evaluations of our customers’ financial condition and performance and consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect our customers’ ability to pay. We do not require collateral from our customers. Historically, a substantial portion of revenue has been derived from a limited number of retailers and wholesale distribution partners. As of December 31, 2024 and 2023, two customers accounted for 54% and 13%, and three customers accounted for 37%, 15%, and 10% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net. During the years ended December 31, 2024, 2023 and 2022, one customer accounted for 43%, 34%, and 40% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue.

Additionally, we receive certain of our components from a limited number of suppliers and rely on a limited number of third parties to manufacture all of our products. If any of the third-party manufacturers cannot or will not manufacture our products in required volumes, on a cost-effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could materially and adversely affect our business, results of operations and financial condition. At the date of issuance of our financial statements, we are not aware of any event which could cause the severe impact in a near term. As of December 31, 2024 and 2023, one vendor accounted for 80% and 88% of the total accounts payable, respectively. No other vendors accounted for 10% or greater of the total accounts payable. As of December 31, 2024 and 2023, one significant vendor accounted for 93% and 87% of the total purchases, respectively. No other vendors accounted for 10% or greater of the total purchases.

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

Operating Leases

Our operating leases comprise of offices, data centers, and other equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, net, accrued liabilities, and non-current operating lease liabilities in the consolidated balance sheets. Leases with an initial term of 12 months or less are expensed as incurred and recorded in the consolidated statements of comprehensive loss. The lease expense for fixed lease payments is recorded in the consolidated statements of comprehensive loss on a straight-line basis over the lease term and variable lease payments are included in the lease expense when the obligation for those payments is incurred.

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

In addition, certain lease agreements contain tenant improvement allowances (“TIA”) from the landlords. We record lessee-owned improvements as leasehold improvements within property and equipment, net in our consolidated balance sheets and the TIA as a reduction to the lease asset with the impact of the decrease recognized prospectively over the remaining lease term. We record lessor-owned improvements as prepaid rent within prepaid expenses and other current assets in our consolidated balance sheets and the TIA as a reduction to prepaid rent.

Sublease income from our sublet office space in San Jose, California is recognized on a straight-line basis over the term of the sublease and is recorded as a reduction of lease expense.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our product revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery, dependent upon the terms of the underlying contract. Our paid subscription services are billed in advance of the start of the subscription and revenues are recognized ratably over subscription period, generally 30 days or 12 months in length.

Revenue from all sales types is recognized at the transaction price, which is the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns and sales incentives related to current period product revenue.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, various subscription services, and support. For these contracts, we account for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and separately identifiable within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, we consider a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software in most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services that are included with certain hardware products are considered distinct and therefore the hardware and service are treated as separate performance obligations.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are generally determined based on the prices charged to customers for standalone sales. Stand-alone selling price of the hardware is directly observable from add-on camera and base station sales. Stand-alone selling price of the premium services are directly observable from direct sales to end users.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware is recognized at the time control of the product transfers to the customer. The transaction price allocated to the service is recognized over the specified service period.

Long-Term Supply Arrangement - Verisure

We have entered into a Supply Agreement which includes product purchases and paid subscription services with Verisure S.à.r.l. (“Verisure”). Products sold come with a standard twelve months warranty. Verisure assumes responsibilities for all warranty claims, returns of products and certain technical support provided to the end users. We provide technical support for paid subscription services where Verisure cannot resolve the issue. Verisure is responsible for any marketing and promotion of our products and services sold in Europe.

Products are priced at cost plus markup, and paid subscription services are billed based on the number of active cameras monthly and are priced at cost plus markup. The transaction price for products and paid subscription services is entirely variable because the consideration is dependent on the actual costs. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until we receive and accept the customer purchase order (“PO”). Each product with a valid PO is considered a single performance obligation.

The Supply Agreement also provides for certain development services at Verisure's request under various statements of work ("SOW"), which Verisure pays in non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services are promised under each individual SOW.

Warranties

Sales of hardware products regularly include warranties to end customers ensuring that the product continues to function according to published specifications in a dynamic environment. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue working as specified for one or more years. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of warranties is accrued as an expense in accordance with authoritative guidance.

Sales Incentives

Sales incentives that are mutually agreed with customers are recognized as contra revenue while marketing expenses paid to the third parties are recognized as a marketing expense. We accrue estimated contra revenue or marketing expense for these sales incentives either when the related revenue is recognized or prior to customer commitment if customary business practice creates an implied expectation of future activities.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Shipping and Handling Costs

We include shipping and handling fees billed to customers in Product Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where we give a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Product Revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $3.7 million, $5.2 million and $3.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Contract Costs

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in operating expenses of sales and marketing and general and administrative in the consolidated statements of comprehensive loss. If the incremental costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit.

Contract Balances

Contract assets are recorded as accounts receivable, net in the consolidated balance sheets when we have an unconditional right to consideration. Contract liabilities are recorded as deferred revenue in the consolidated balance sheets when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and customer billings in advance of revenue recognition from subscription contracts where we have unsatisfied performance obligations. Advance payments include prepayments for NRE services under the Supply Agreement with Verisure. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer. Performance obligations represent the transaction price allocated that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and remaining performance obligations consist of contract liabilities.

Research and Development

Costs incurred in the research and development of new products are expensed as incurred.

Software Development Costs

We expense software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products. As a result, development costs that meet the criteria for capitalization were $0.7 million, $0.6 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

We capitalize software development costs related to those software applications to be used solely to meet internal needs during the application development stage. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Costs capitalized for developing such software applications were not material as of December 31, 2024 and 2023.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Advertising Costs

Advertising costs are expensed when incurred and included in sales and marketing in the consolidated statements of comprehensive loss. Total advertising costs were $18.9 million, $17.9 million and $27.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We utilize a Monte Carlo pricing model customized to the specific provisions to value certain market-based restricted stock units on the grant date. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between Arlo and Russell 2000 Index, risk-free interest rates, and dividend yield. Forfeitures are accounted for as they occur.

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

Foreign Currency

Our functional currency is the U.S. dollar. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets and liabilities, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in other income, net in the consolidated statements of comprehensive loss.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Net Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is computed by dividing the net earnings for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards and performance shares, and issuances of shares under the ESPP, which are calculated by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net loss per share when their effect is anti-dilutive.

Segment Information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented in a consolidated basis for purposes of allocating resources and evaluating financial performance.

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

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act introduced the global intangible low-taxed income (“GILTI”) provisions effective in 2018, which generally impose a tax on the net income earned by foreign subsidiaries of a U.S. company in excess of a deemed return on their tangible assets. We recognize the tax on GILTI as a period cost when the tax is incurred.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In 2024, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. Refer to Note 12, Segment and Geographic Information for the adoption of this guidance and related disclosures.

Accounting Pronouncements Not Yet Effective

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which improves disclosure requirements and mandates enhanced transparency about the types of expenses in commonly presented expense captions in financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

Note 3. Revenue

Contract Balances

Deferred revenue as of December 31, 2024 increased, compared to the previous year, primarily due to service revenue increase, driven by the increases in cumulative paid accounts and rates of subscriptions. For the years ended December 31, 2024, 2023, and 2022, $17.9 million, $11.3 million, and $29.4 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining Performance Obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $29.5 million and $18.8 million as of December 31, 2024 and 2023, respectively, substantially related to performance obligations classified as less than one year.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 25, 2024, Verisure Sàrl (“Verisure”), our largest customer, notified us that it was exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) with no minimum purchase obligations. Under the Supply Agreement, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of December 31, 2024, we had a backlog of $33.5 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

Variable Consideration

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for transferring goods or providing services. Transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns and sales incentives related to current period product revenue. Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Refer to Note 4, Balance Sheet Components for accrued sales returns and sales incentives as of December 31, 2024 and 2023.

Variable consideration estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Americas	$266,075	$301,418	$273,981
EMEA	220,821	164,750	196,465
APAC	23,990	25,008	19,968
Total	$510,886	$491,176	$490,414

Note 4. Balance Sheet Components

Short-Term Investments

	As of December 31, 2024				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$69,385	$34	$—	$69,419	$79,654	$320	$—	$79,974

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounts Receivable, Net

	As of December 31,
	2024	2023
	(In thousands)
Gross accounts receivable	$57,464	$65,693
Allowance for credit losses	(132)	(333)
Total	$57,332	$65,360

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at the beginning of the period	$333	$423	$337
Provision for (release of) expected credit losses	(201)	(90)	86
Balance at the end of the period	$132	$333	$423

Property and Equipment, Net

The components of property and equipment are as follows:

	As of December 31,
	2024	2023
	(In thousands)
Machinery and equipment	$14,399	$14,148
Software	16,918	15,639
Computer equipment	894	1,438
Leasehold improvements	3,302	4,661
Furniture and fixtures	1,839	2,544
Total property and equipment, gross	37,352	38,430
Accumulated depreciation	(32,587)	(33,669)
Total property and equipment, net	$4,765	$4,761

Depreciation expense pertaining to property and equipment was $3.2 million, $4.7 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the year ended December 31, 2024 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of December 31, 2024.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Liabilities

	As of December 31,
	2024	2023
	(In thousands)
Sales incentives	$31,947	$28,187
Sales returns	10,560	17,058
Compensation	12,921	13,278
Cloud and other costs	9,497	10,985
Other	20,805	18,701
Total	$85,730	$88,209

Note 5. Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of December 31
	2024	2023
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$4,095	$5,782
Cash equivalents: U.S. Treasuries (<90 days)	22,504	520
Available-for-sale securities: U.S. Treasuries (1)	69,419	79,974
Total	$96,018	$86,276
_________________________
(1)Included in short-term investments in the consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of December 31, 2024 and 2023, assets and liabilities measured as Level 2 fair value were not material and there were no Level 3 fair value assets or liabilities measured on a recurring basis.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Restructuring

In November 2022, we initiated a restructuring plan to reduce our cost structure to better align the operational needs of the business to current economic conditions while continuing to support our long-term strategy. This restructuring includes the reduction of headcount as well as the abandonment of certain lease contracts and the cancellation of contractual services arrangements with certain suppliers. As of December 31, 2024, we have incurred all costs pertaining to restructuring activities and completed this restructuring plan.

The restructuring liabilities are included in accrued liabilities in the consolidated balance sheets. The restructuring charges are included in “Others” in the consolidated statements of comprehensive loss. Restructuring activity is as follows:

	Total	Severance Expense	Office Exit Expense	Other Exit Expense
	(In thousands)
Balance as of December 31, 2021	$—	$—	$—	$—
Restructuring charges	1,805	798	928	79
Cash payments	(588)	(579)	—	(9)
Non-cash and other adjustments	48	—	63	(15)
Balance as of December 31, 2022	$1,265	$219	$991	$55
Restructuring charges	692	564	117	11
Cash payments	(1,479)	(694)	(745)	(40)
Non-cash and other adjustments	(26)	—	—	(26)
Balance as of December 31, 2023	$452	$89	$363	$—
Restructuring charges	2,503	2,503	—	—
Cash payments	(2,783)	(2,420)	(363)	—
Balance as of December 31, 2024	$172	$172	$—	$—
Total costs incurred inception to date	$5,022	$3,865	$1,108	$49

Note 7. Revolving Credit Facility

We had historically maintained a Loan and Security Agreement with Bank of America, N.A., which expired and automatically terminated on October 27, 2024.

On November 14, 2024, we entered into a new credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of December 31, 2024, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

The obligations under the Credit Agreement are secured by substantially all of our assets and will be secured, on a post-closing basis, by substantially all of the assets of a material subsidiary; Arlo Technologies International Limited, a limited corporation organized under the laws of Ireland (which is the sole guarantor of the Credit Facility as of the closing of the Credit Facility). Borrowings under the Credit Agreement will bear interest at a floating rate equal to: (i) the term secured

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
overnight financing rate plus the applicable rate of 2.25% to 2.75%, or (ii) the base rate plus the applicable rate of 1.25% to 1.75% both determined based on a total net leverage ratio. Among other fees, we are required to pay a quarterly unused fee of 0.2% per annum on the amount by which the lenders’ aggregate commitment under the Credit Facility exceeds the daily revolver usage during such quarter.

The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (i) maintain a fixed charge coverage ratio of at least 1.50 to 1.00 and (ii) maintain a total net leverage ratio, not to exceed 3.00 to 1.00; both covenants being tested quarterly on a trailing four consecutive fiscal quarter basis.

As of December 31, 2024, we were in compliance with all the covenants under the Credit Agreement. The Credit Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the Administrative Agent, at its option, to accelerate the loan. No amount had been drawn under the Credit Facility as of December 31, 2024.

Note 8. Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $5.3 million, $5.9 million, and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. We recorded sublease income as reduction of lease expense, in the amount of $2.0 million for each of the years ended December 31, 2024, 2023, and 2022.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,824	$6,756	$6,375
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$7,155	$1,873	$3,470

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term	5.4 years	5.0 years
Weighted average discount rate	6.66%	5.74%

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of December 31, 2024 are as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2025	$6,593	$(2,006)	$4,587
2026	5,513	(2,066)	3,447
2027	5,538	(2,322)	3,216
2028	4,589	(2,392)	2,197
2029	2,713	(1,228)	1,485
Thereafter	3,616	—	3,616
Total future lease payments	$28,562	$(10,014)	$18,548
Less: imputed interest	(4,519)
Present value of future minimum lease payments	$24,043

Accrued liabilities	$5,686
Non-current operating lease liabilities	18,357
Total lease liabilities	$24,043

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of December 31, 2024, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2024, we had $25.3 million in non-cancelable purchase commitments with suppliers, which is expected to be paid over the next twelve months.

As of December 31, 2024, an additional $22.0 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Litigation and Other Legal Matters

From time to time, we may become involved in disputes, litigation, and other legal actions. In all cases, at each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within general and administrative expenses. We monitor developments in these legal matters that could affect the estimate we had previously accrued. We currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2024 and 2023, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

Note 9. Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of December 31, 2024, approximately 3.4 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

On January 24, 2025, we registered an aggregate of up to 5,050,450 shares of common stock on a Registration Statement on Form S-8, including 4,050,450 shares issuable pursuant to the 2018 Plan that were automatically added to the shares authorized for issuance under the 2018 Plan and 1,000,000 shares issuable pursuant to the Employee Stock Purchase Plan (“ESPP”) that were automatically added to the shares authorized for issuance on January 1, 2025, both pursuant to an “evergreen” provision contained in the respective plans.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for grants as of December 31, 2024:

Number of Shares
(In thousands)
Shares available for grants at the beginning of the period	3,516
Additional authorized shares	3,808
Granted	(9,163)
Forfeited / cancelled	1,574
Shares traded / withheld for taxes	3,621
Shares available for grants at the end of the period	3,356

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. Under our ESPP, employees purchased 365 thousand, 621 thousand, and 609 thousand shares during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, 2.4 million shares were available for issuance under the ESPP.

The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP.

	As of December 31,
	2024	2023	2022
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	4.56%	4.97%	3.29%
Expected volatility	54.7%	64.0%	69.2%

Option Activity

We did not grant options during the years ended December 31, 2024, 2023, and 2022. Stock option activity during the year ended of December 31, 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2023	1,096	$12.48
Granted	—	—
Exercised	(478)	11.34
Forfeited/ cancelled	—	—
Expired	(69)	14.39
Outstanding as of December 31, 2024	549	$13.24	1.85	$382
Vested and exercisable as of December 31, 2024	549	$13.24	1.85	$382

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Total intrinsic value of options exercised	$2.1	$1.8	$0.9
Total fair value of options vested	$—	$—	$2.3

RSU Activity

RSU activity, excluding PSU activity, during the year ended of December 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2023	9,043	$6.15
Granted	3,905	10.99
Vested	(4,474)	7.51
Forfeited	(1,362)	7.15
Outstanding as of December 31, 2024	7,112	$7.76	1.33	$78,656

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$51.4	$38.9	$41.4
Total fair value of RSUs vested (the grant date fair value)	$33.6	$34.4	$34.0
RSU granted weighted-average fair value per share	$10.99	$5.28	$7.23

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

PSU activity during the year ended of December 31, 2024 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2023	3,851	$5.72
Granted	5,265	10.11
Vested	(4,188)	7.13
Forfeited	(151)	8.01
Outstanding as of December 31, 2024	4,777	$9.24	0.72	$53,458

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Total intrinsic value of PSUs vested (the release date fair value)	$55.0	$17.7	$4.8
Total fair value of PSUs vested (the grant date fair value)	$29.9	$12.4	$2.7
PSU granted weighted-average fair value per share	$10.11	$4.56	$6.52

For RSUs and PSUs vested prior to September 29, 2024, the tax withholding method is the net withholding method, in which shares with a market value equivalent to the tax withholding obligation are withheld and the net shares are issued to the RSU and PSU holders. Effective in the fourth quarter of 2024, the tax withholding policy changed and our Named Executive Officers (“NEOs”) will use the sell-to-cover method for their tax withholding, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the NEOs upon vesting and settlement to cover the tax withholding liability, and the cash proceeds from such sales are remitted by Arlo to taxing authorities. The sell-to-cover method applies to all Arlo employees effective on January 1, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our consolidated statements of comprehensive loss:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cost of revenue	$4,025	$3,533	$4,841
Research and development	16,149	12,700	12,317
Sales and marketing	8,447	5,899	6,290
General and administrative	40,036	25,816	25,028
Total	$68,657	$47,948	$48,476

As of December 31, 2024, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of December 31, 2024, approximately $53.5 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.3 years.

During the years ended December 31, 2024, 2023, and 2022, we settled executive and employee bonuses by granting and issuing restricted stock units (non-cash financing activities) that vested immediately amounting to $12.6 million, $13.5 million, and $8.7 million, respectively.

401(k) Plan

We have a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 50% of contributions for employees up to a maximum of $4,000 in employee contributions per fiscal year. During the years ended December 31, 2024, 2023 and 2022, we recognized expense of approximately $1.6 million, $1.1 million and $1.1 million, respectively.

Note 10. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$(35,254)	$(26,266)	$(60,374)
International	5,842	5,405	4,723
Total	$(29,412)	$(20,861)	$(55,651)

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
U.S. Federal	$89	$88	$166
State	297	273	87
Foreign	794	697	601
	1,180	1,058	854
Deferred:
U.S. Federal	—	—	—
State	—	—	—
Foreign	(88)	117	121
	(88)	117	121
Total	$1,092	$1,175	$975

The effective tax rate differed from the U.S. federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Tax benefit at U.S. federal income tax rate	21.0%	21.0%	21.0%
State tax benefit (provision), net of federal benefit	(0.8)%	(1.0)%	1.9%
Impact of international operations	3.4%	3.1%	1.3%
FDII deduction	1.0%	1.8%	—%
Stock-based compensation	(12.8)%	(22.5)%	(7.3)%
U.S. federal tax credits	8.8%	13.8%	3.7%
Change in valuation allowance	(28.0)%	(21.7)%	(21.8)%
Non-deductible transaction costs	(0.5)%	(0.6)%	(0.1)%
Other	4.2%	0.5%	(0.5)%
Provision for income taxes	(3.7)%	(5.6)%	(1.8)%

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The significant components of net deferred tax assets consisted of the following:

	As of December 31,
	2024	2023
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$10,730	$9,377
Net operating loss carryforwards	15,678	18,940
Stock-based compensation	4,174	3,165
Lease liabilities	5,543	4,965
Deferred revenue	80	100
Tax credit carryforwards	20,090	15,775
Depreciation and amortization	2,947	3,231
Capitalized research and development expenses	58,740	50,519
Total deferred tax assets	117,982	106,072
Deferred Tax Liabilities:
Operating lease right-of-use assets	(3,758)	(2,823)
Total deferred tax liabilities	(3,758)	(2,823)
Valuation Allowance	(112,939)	(101,977)
Net deferred tax assets	$1,285	$1,272

Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at the beginning of the period	$101,977	$93,869	$81,742
Additions (1)	14,745	13,892	16,798
Deductions (2)	(3,783)	(5,784)	(4,671)
Balance at the end of the period	$112,939	$101,977	$93,869
________________________
(1)    Additions are primarily increases in tax attribute carryforwards and capitalized expenditures for income tax purposes.

(2)     Deductions present the utilization of U.S. federal and state net operating losses and tax credit attributes.

Realization of the deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We do not anticipate to realize the net U.S. federal and state deferred tax assets and certain foreign tax attributes, which have been fully offset by a valuation allowance. As of December 31, 2024 and 2023, the valuation allowance was $112.9 million and $102.0 million, respectively.

The utilization of net operating loss and credit carryforwards may be subject to annual limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of portions of the net operating loss and tax credit carryforwards before utilization.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2024, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal (1)	$6,831	2031
U.S. federal (1)(2)	47,420	Indefinite
California	39,186	2028
Other states	36,074	2026
_________________________
(1)All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382.

(2)All of the losses are subject to usage limitation of 80% of taxable income in a year when the losses will be utilized.

As of December 31, 2024, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(in thousands)
U.S. federal	$12,040	2039
California	11,181	Indefinite
Foreign	3,188	2041

As of December 31, 2024, withholding taxes and state income taxes expected to be incurred on the foreign subsidiaries’ earnings that are not indefinitely reinvested are immaterial.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at the beginning of the period	$3,554	$2,763	$1,736
Additions for tax positions taken during the current year	928	679	765
Additions (reductions) for tax positions taken during a prior year	35	133	275
Reductions as a result of a lapse of the applicable statute of limitations	(34)	(21)	(13)
Balance at the end of the period	$4,483	$3,554	$2,763

The total amount of unrecognized tax benefits, including immaterial interest and penalties, was $4.5 million and $3.6 million as of December 31, 2024 and 2023, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes.

We file income tax returns in the U.S. and numerous foreign jurisdictions. We are subject to income tax examinations by taxing authorities globally for years ending or after December 31, 2018. IRS audit of the consolidated returns of Arlo for tax year 2022 was commenced in the fourth fiscal quarter of 2024 and is still pending, while the NETGEAR 2018 California Franchise Tax Board and 2016-2018 Texas Franchise tax audits are likewise still in progress. Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We believe that the estimate has adequately reflected these matters. However, the future results may include adjustments to estimates in the period the audits will be resolved, which may impact the effective tax rate. We don't expect a significant change in unrecognized tax benefits within the next twelve months.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Net Loss Per Share

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except for per share data)
Numerator:
Net loss	$(30,504)	$(22,036)	$(56,626)
Denominator:
Weighted average common shares - basic and diluted	98,630	92,754	87,173
Basic and diluted net loss per share	$(0.31)	$(0.24)	$(0.65)

Anti-dilutive employee stock-based awards, excluded	814	1,776	5,451

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12. Segment and Geographic Information

Segment Information

We operate as one operating and reportable segment. Our CEO is identified as the CODM, who reviews financial information presented in a consolidated basis for purposes of allocating resources and evaluating financial performance. The CODM does not review segment assets at a different asset level and category. The consolidated net loss is the measure of segment net loss that is most consistent with U.S. GAAP.

The CODM is regularly provided with not only the consolidated expenses as noted on the face of the income statement, but also the significant segment expenses and other segment items as below:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue	$510,886	$491,176	$490,414
Less:
Cost of revenue	323,382	323,613	354,379
Operating expenses
Personnel-related expense	66,811	65,249	62,099
Stock-based compensation	64,632	44,415	43,635
Outside professional services	54,229	48,336	43,831
Marketing expenditure	18,925	17,910	27,079
Other segment items (1)	10,497	9,010	11,176
Depreciation	1,332	3,131	3,589
Interest expense	490	373	277
Income taxes expense	1,092	1,175	975
Segment net loss	$(30,504)	$(22,036)	$(56,626)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(30,504)	$(22,036)	$(56,626)
_________________________
(1)Other segment items include corporate IT and facility overhead, freight out expense, credit card fees, restructuring charges, separation expense, litigation reserves, interest income, net, foreign currency exchange gain (loss), net and others.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Geographic Information for Revenue

Revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geographic area is generally based upon the bill-to location of the customer. The following table presents revenue by geographic area. For comparable purposes, amounts in prior period have been recast.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
United States	$256,737	$299,360	$268,435
Spain	137,671	113,826	135,896
Sweden	49,648	29,502	15,554
Other countries	66,830	48,488	70,529
Total	$510,886	$491,176	$490,414

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of December 31,
	2024	2023
	(In thousands)
United States	$18,201	$13,372
Other countries	2,262	2,839
Total	$20,463	$16,211

Note 13.     Stock Repurchase Program

On September 24, 2024, we announced that our Board of Directors approved a stock repurchase program of up to an aggregate of $50.0 million of shares of Arlo’s common stock through open market purchases in a manner deemed to be in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of Arlo’s common stock. The stock repurchase program is expected to continue through December 31, 2026 unless extended or shortened by the Board of Directors.

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In the fourth quarter of fiscal year 2024, we repurchased and subsequently retired 378,745 shares of Arlo common stock for an aggregate amount of $4.4 million. As of December 31, 2024, $45.6 million remained available and authorized for future repurchases.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the controls and procedures will meet their objectives. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the desired control objectives are met. Further, the design of a control system is a resource constraint, therefore, in reaching a reasonable level of assurance, management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management, including our Chief Executive Officer (who is designated as our principal executive officer) and our Chief Financial Officer and Chief Operating Officer (who is designated as our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level, as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 based on those criteria.

Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, and their opinion is stated in their audit report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, we identified control deficiencies in the area of our ITGC related to (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program change management controls; and (iii) certain computer operations controls that, when aggregated, arose to a material weakness.

We have completed execution of our remediation plan for this material weakness and, as of December 31, 2024, successfully remediated this material weakness by implementing the following measures:

•Implemented a software solution to identify and facilitate review of changes made to our Enterprise Resource Planning (“ERP”) system via newly designed detective controls to supplement our existing preventative controls.

•Implemented a tool to better monitor access via a secure gateway to our operating systems, as well as better management of credentials across all financially impactful applications and the underlying internally managed infrastructure.

•Enhanced our user access review procedures to increase scope and precision.

•Minimized number of users with elevated access within our ERP system, limiting sensitive roles to only individuals with functional requirements.

•Redesigned and implemented ITGCs and deployment of additional training to further strengthen the overall control environment.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts completed and described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo's securities set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Action Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares to be Sold	Expiration Date
Jocelyn Carter-Miller, Director	Adoption	November 27, 2024 (3)	X		20,000	October 8, 2025
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Termination	December 13, 2024 (4)	X		131,213	December 13, 2024
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

(4)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on November 29, 2023 which expired in accordance with its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 (the “Proxy Statement”), under the sections headed “Election of Directors” and “Board of Directors and Corporate Governance.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement under the captions “Compensation and Human Capital Committee” and “Executive Compensation”, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.	10-K	2/26/2021	4.2
10.1	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.1
10.2	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.2
10.3	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.3
10.4	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.4
10.5	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.5
10.6	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.8 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.9 *	Confirmatory Employment Letter with Christine Gorjanc	8-K	8/7/2018	10.8
10.10 *	Confirmatory Employment Letter with Patrick Collins	8-K	8/7/2018	10.9
10.11 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.12 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.13 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.14 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.15	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.16 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.23
10.17 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019, as amended on June 23, 2020, November 1, 2021, and December 1, 2021	10-K	3/2/2022	10.23
10.18 *	Confirmatory Employment Letter with Gordon Mattingly	10-Q	8/6/2020	10.2
10.19 *	Form of Change in Control and Severance Agreement for non-CEO Executive Officers	10-Q	8/6/2020	10.3
10.21	Sublease, by and between Arlo Technologies, Inc. and Vocera Communications, Inc., dated as of May 25, 2021	10-Q	8/5/2021	10.1
10.22 *	Performance Stock Unit Award under 2018 Equity Incentive Plan to Matthew McRae, dated September 9, 2021	10-Q	11/10/2021	10.2
10.23	Credit Agreement, by and among Arlo Technologies, Inc., the lenders that are from time to time parties thereto and HSBC Bank USA, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, dated as of November 14, 2024	8-K	11/18/2024	10.1
10.24 *	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.1
10.25 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.2
10.26 *	Performance Stock Unit Award under 2018 Equity Incentive Plan	10-Q	5/11/2022	10.3
10.27 *	Form of Notice of Stock Option Grant (Change in Control)	10-Q	11/9/2022	10.1
10.28 *	Form of Notice of Stock Option Grant (Global)	10-Q	11/9/2022	10.2
10.29 *	Form of Notice of Grant of Restricted Stock Units (Standard)	10-Q	11/9/2022	10.3

10.30 *	Form of Notice of Grant of NEO Service and Performance-Based Stock Option (IPO Grant)	10-Q	11/9/2022	10.4
10.31 *	Form of Notice of Grant of Restricted Stock Units (Non-Employee Director)	10-Q	11/9/2022	10.5
10.32 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (Cash Balance)	10-Q	11/9/2022	10.6
10.33 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (TSR)	10-Q	11/9/2022	10.7
10.34 *	Employment Offer Letter with Kurt Binder, dated August 23, 2022	8-K	8/26/2022	10.1
10.35 *	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended	8-K	8/26/2022	10.2
10.36 *	Form of Retention Agreement	10-Q	11/9/2022	10.10
10.37 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Retention Agreement)	10-Q	11/9/2022	10.11
10.38 *	Form of Notice of Grant of Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.12
10.39 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.13
10.40 *	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8/8/2024	10.1
10.41	Form of Amendment to Retention Agreement	8-K	11/7/2024	10.1
19.1	Insider Trading Policy				X
21.1	List of subsidiaries and affiliates				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X
97 †	Arlo Technologies, Inc. Clawback Policy	10-K	2/29/2024	97
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

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

Date: February 27, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	February 27, 2025
Matthew McRae	(Principal Executive Officer)

/s/ KURTIS BINDER	Chief Financial Officer and Chief Operating Officer	February 27, 2025
Kurtis Binder	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	February 27, 2025
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	February 27, 2025
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	February 27, 2025
Ralph E. Faison

/s/ CATRIONA FALLON	Director	February 27, 2025
Catriona Fallon

/s/ AMY ROTHSTEIN	Director	February 27, 2025
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	February 27, 2025
Grady K. Summers