Form 10-Q
period 2025-03-30
Arlo Technologies, Inc.
filed 2025-05-08
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 103,400,957 as of May 2, 2025.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 30, 2025

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 30, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,009	$82,032
Short-term investments	69,097	69,419
Accounts receivable, net	46,054	57,332
Inventories	34,559	40,633
Prepaid expenses and other current assets	12,629	13,190
Total current assets	246,348	262,606
Property and equipment, net	7,194	4,765
Operating lease right-of-use assets, net	14,836	15,698
Goodwill	11,038	11,038
Long-term investment	12,500	—
Other non-current assets	4,655	4,293
Total assets	$296,571	$298,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,244	$63,784
Deferred revenue	42,751	27,248
Accrued liabilities	81,367	85,730
Total current liabilities	173,362	176,762
Non-current operating lease liabilities	17,443	18,357
Other non-current liabilities	2,396	2,372
Total liabilities	193,201	197,491
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 103,304,904 at March 30, 2025 and 100,885,158 at December 31, 2024	103	101
Additional paid-in capital	502,062	498,739
Accumulated other comprehensive income	5	34
Accumulated deficit	(398,800)	(397,965)
Total stockholders’ equity	103,370	100,909
Total liabilities and stockholders’ equity	$296,571	$298,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$68,849	$56,707
Products	50,217	67,493
Total revenue	119,066	124,200
Cost of revenue:
Subscriptions and services	12,265	13,596
Products	54,074	63,224
Total cost of revenue	66,339	76,820
Gross profit	52,727	47,380

Operating expenses:
Research and development	16,165	20,793
Sales and marketing	20,203	17,370
General and administrative	17,785	19,348
Other operating expense	25	479
Total operating expenses	54,178	57,990

Loss from operations	(1,451)	(10,610)
Interest income, net	1,316	1,386
Other non-operating expense, net	(198)	(25)
Loss before income taxes	(333)	(9,249)
Provision for income taxes	502	395
Net loss	$(835)	$(9,644)

Net loss per share:
Basic and diluted	$(0.01)	$(0.10)
Weighted average shares used to compute net loss per share:
Basic and diluted	102,217	96,264

Comprehensive loss:
Net loss	$(835)	$(9,644)
Other comprehensive loss, net of tax	(29)	(40)
Total comprehensive loss	$(864)	$(9,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Total stockholders’ equity, beginning balances	$100,909	$103,276

Common stock:
Beginning balances	$101	$95
Issuance of common stock under stock-based compensation plans	3	3
Repurchase of common stock	(1)	—
Restricted stock unit withholdings	—	(1)
Ending balances	$103	$97

Additional paid-in capital:
Beginning balances	$498,739	$470,322
Stock-based compensation expense	13,115	13,224
Settlement of liability classified restricted stock units	4,996	6,903
Issuance of common stock under stock-based compensation plans	646	570
Repurchase of common stock	(15,434)	—
Restricted stock unit withholdings	—	(14,354)
Ending balances	$502,062	$476,665

Accumulated deficit:
Beginning balances	$(397,965)	$(367,461)
Net loss	(835)	(9,644)
Ending balances	$(398,800)	$(377,105)

Accumulated other comprehensive income:
Beginning balances	$34	$320
Other comprehensive loss, net of tax	(29)	(40)
Ending balances	$5	$280

Total stockholders’ equity, ending balances	$103,370	$99,937

Common stock shares:
Beginning balances	100,885	95,380
Issuance of common stock under stock-based compensation plans	3,817	3,221
Repurchase of common stock	(1,397)	—
Restricted stock unit withholdings	—	(1,399)
Ending balances	103,305	97,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(835)	$(9,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	17,012	18,550
Depreciation and amortization	829	903
Allowance for credit losses and non-cash changes to reserves	416	(107)
Deferred income taxes	(155)	68
Discount accretion on investments and other	(657)	(792)
Changes in assets and liabilities:
Accounts receivable, net	11,287	8,978
Inventories	5,648	(6,275)
Prepaid expenses and other assets	354	(1,672)
Accounts payable	(14,983)	14,561
Deferred revenue	15,597	3,427
Accrued and other liabilities	(3,594)	(8,191)
Net cash provided by operating activities	30,919	19,806
Cash flows from investing activities:
Purchases of property and equipment	(2,803)	(356)
Purchases of short-term investments	(44,049)	(40,802)
Purchase of long-term investment	(12,500)	—
Proceeds from maturities of short-term investments	45,000	40,718
Net cash used in investing activities	(14,352)	(440)
Cash flows from financing activities:
Proceeds related to employee benefit plans	649	573
Repurchase of common stock	(15,239)	—
Restricted stock unit withholdings	—	(14,355)
Net cash used in financing activities	(14,590)	(13,782)
Net increase in cash, cash equivalents, and restricted cash	1,977	5,584
Cash, cash equivalents, and restricted cash, at beginning of period	82,032	60,653
Cash, cash equivalents, and restricted cash, at end of period	$84,009	$66,237
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$84,009	$62,054
Restricted cash	—	4,183
Total cash, cash equivalents, and restricted cash	$84,009	$66,237
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,164	$180

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

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, wireless carrier channels, security solution providers, and Arlo’s direct to consumer store.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 27, 2025. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended March 30, 2025 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to such policies except the one below during the three months ended March 30, 2025.

We invested in a strategic investment, which consists of non-marketable securities in a privately held company in which we do not have a controlling interest or significant influence. We apply the measurement alternative for non-marketable equity securities that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For this investment, we recognize remeasurement adjustments, including upward and downward adjustments, and impairments, if any, in “Other non-operating income (expense), net” on the consolidated statements of comprehensive loss.

The strategic investment is subject to periodic impairment analysis, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. If the strategic investment is considered impaired, we will recognize an impairment through “Other non-operating income (expense), net” on the consolidated statements of comprehensive loss and establish a new carrying value for the investment.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the three months ended March 30, 2025.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Note 3.    Revenue

Contract Balances

The following table reflects the changes in contract balances for the three months ended March 30, 2025:

Contract Balances	Balance Sheet Location	March 30, 2025	December 31, 2024	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$46,054	$57,332	$(11,278)	(19.7)%
Contract liabilities current	Deferred revenue	$42,751	$27,248	$15,503	56.9%
Contract liabilities non-current	Other non-current liabilities	$426	$326	$100	30.7%

Deferred revenue as of March 30, 2025 increased primarily due to increases in subscription and service revenue as a result of changes in consumer subscription plans and a shift to additional annual prepaid subscriptions, as well as increases in cumulative paid accounts and rates of subscriptions. For the three months ended March 30, 2025 and March 31, 2024, $14.6 million and $12.1 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining Performance Obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $44.6 million as of March 30, 2025 and $29.5 million as of December 31, 2024, substantially related to performance obligations classified as less than one year.

On April 25, 2024, Verisure Sàrl (“Verisure”), our largest customer, notified us that it was exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) with no minimum purchase obligations. Under the Supply Agreement, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of March 30, 2025, we had a backlog of $35.5 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

Variable Consideration

Revenue from all sales types is recognized at transaction price, the amount we expect to be entitled to in exchange for providing services or transferring goods. Transaction price is calculated as selling price net of variable consideration which includes estimates for sales incentives and sales returns related to current period product revenue. Sales incentives are determined based on a combination of the actual amounts committed and estimated future

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
expenditure based upon historical customary business practice. Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Variable consideration estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The following table provides activities related to sales incentives and sales returns that are recognized as contra-revenue.

	Sales Incentives		Sales Returns
	Three Months Ended		Three Months Ended
	March 30, 2025	March 31, 2024	March 30, 2025	March 31, 2024
	(In thousands)		(In thousands)
Balance at the beginning of the period	$29,846	$26,110	$10,560	$16,553
Credits issued	(21,718)	(19,788)	(4,199)	(7,666)
Additions	20,250	14,997	1,796	2,220
Balance at the end of the period	$28,378	$21,319	$8,157	$11,107

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Americas	$70,097	$57,169
EMEA	42,895	61,380
APAC	6,074	5,651
Total	$119,066	$124,200

For the three months ended March 30, 2025 and March 31, 2024, one customer accounted for 36.0% and 49.4% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue. As of March 30, 2025, two customers accounted for 41% and 20%, and as of December 31, 2024, two customers accounted for 54% and 13% of the total accounts receivable, net. No other customers accounted for 10% or greater of the total accounts receivable, net.

Note 4.    Balance Sheet Components

Short-Term Investments

	As of March 30, 2025				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$69,092	$5	$—	$69,097	$69,385	$34	$—	$69,419

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accounts Receivable, Net

	As of
	March 30, 2025	December 31, 2024
	(In thousands)
Gross accounts receivable	$46,178	$57,464
Allowance for credit losses	(124)	(132)
Total	$46,054	$57,332

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Balance at the beginning of the period	$132	$333
Release of expected credit losses	(8)	(115)
Balance at the end of the period	$124	$218

Property and Equipment, Net

The components of property and equipment are as follows:

	As of
	March 30, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$14,959	$14,399
Software	19,774	16,918
Computer equipment	902	894
Leasehold improvements	2,898	3,302
Furniture and fixtures	2,015	1,839
Total property and equipment, gross	40,548	37,352
Accumulated depreciation	(33,354)	(32,587)
Total property and equipment, net	$7,194	$4,765

Depreciation expense pertaining to property and equipment was $0.8 million and $0.9 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

Goodwill

We have determined that no event occurred or circumstances changed during the three months ended March 30, 2025 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized during the three months ended March 30, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accrued Liabilities

	As of
	March 30, 2025	December 31, 2024
	(In thousands)
Sales and marketing incentives	$30,088	$31,947
Sales returns	8,157	10,560
Compensation	13,200	12,921
Cloud and other costs	7,000	9,497
Other	22,922	20,805
Total	$81,367	$85,730

Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	March 30, 2025	December 31, 2024
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$5,201	$4,095
Cash equivalents: U.S. Treasuries (<90 days)	—	22,504
Available-for-sale securities: U.S. Treasuries (1)	69,097	69,419
Total	$74,298	$96,018
_________________________
(1)Included in short-term investments in our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of March 30, 2025 and December 31, 2024, assets and liabilities measured as Level 2 fair value were not material.

Our strategic long-term investment that does not have a readily determinable fair value was accounted for using a measurement alternative under which it is measured at cost and adjusted for observable price changes and impairments. This investment without readily determinable fair value is classified within Level 3 in the fair value hierarchy and the subsequent adjustment to its fair value by applying the measurement alternative will be disclosed as non-recurring fair value measurement, including the level in the fair value hierarchy that was used. As of March 30, 2025, the carrying value of long-term investment was $12.5 million. There was no observable price change or impairment during the three months ended March 30, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.    Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of March 30, 2025, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

The obligations under the Credit Agreement are secured by substantially all of our assets, including substantially all of the assets of a material subsidiary, Arlo Technologies International Limited, a limited corporation organized under the laws of Ireland (which is the sole guarantor of the Credit Facility as of the closing of the Credit Facility). Borrowings under the Credit Agreement will bear interest at a floating rate equal to: (i) the term secured overnight financing rate plus the applicable rate of 2.25% to 2.75%, or (ii) the base rate plus the applicable rate of 1.25% to 1.75% both determined based on a total net leverage ratio. Among other fees, we are required to pay a quarterly unused fee of 0.20% per annum on the amount by which the lenders’ aggregate commitment under the Credit Facility exceeds the daily revolver usage during such quarter. The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (i) maintain a fixed charge coverage ratio of at least 1.50 to 1.00 and (ii) maintain a total net leverage ratio, not to exceed 3.00 to 1.00; both covenants being tested quarterly on a trailing four consecutive fiscal quarter basis.

As of March 30, 2025, we were in compliance with all the covenants under the Credit Agreement. The Credit Agreement also provides for a number of customary events of default, including a provision that a material adverse change constitutes an event of default that permits the Administrative Agent, at its option, to accelerate the loan. No amount had been drawn under the Credit Facility as of March 30, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are generally not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.4 million and $1.5 million for the three months ended March 30, 2025 and March 31, 2024, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.7 million and $0.5 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,196	$1,516
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$13	$—

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	March 30, 2025	December 31, 2024
Weighted average remaining lease term	4.7 years	5.4 years
Weighted average discount rate	6.55%	6.66%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of March 30, 2025 are as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2025 (Remaining nine months)	$3,456	$(1,646)	$1,810
2026	5,532	(2,066)	3,466
2027	5,537	(2,322)	3,215
2028	4,585	(2,392)	2,193
2029	2,712	(1,228)	1,484
Thereafter	3,616	—	3,616
Total future lease payments	$25,438	$(9,654)	$15,784
Less: imputed interest	(4,176)
Present value of future minimum lease payments	$21,262

Accrued liabilities	$3,819
Non-current operating lease liabilities	17,443
Total lease liabilities	$21,262

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of March 30, 2025, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of March 30, 2025, we had $23.3 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of March 30, 2025, an additional $24.3 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

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

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 30, 2025 and December 31, 2024, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

Note 8.    Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of March 30, 2025, 4.1 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for grants as of March 30, 2025:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2024	3,356
Additional authorized shares	4,050
Granted	(3,293)
Forfeited / cancelled	8
Shares available for grants as of March 30, 2025	4,121

Employee Stock Purchase Plan

We sponsor the ESPP to eligible employees. There were no ESPP purchases during either the three months ended March 30, 2025 or March 31, 2024. As of March 30, 2025, 3.4 million shares were available for issuance under the ESPP.

Option Activity

We did not grant options during the three months ended March 30, 2025. Stock option activity during the three months ended March 30, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	549	$13.24
Granted	—	$—
Exercised	(76)	$8.54
Forfeited / cancelled	—	$—
Expired	(130)	$14.39
Outstanding as of March 30, 2025	343	$13.85
Vested and exercisable as of March 30, 2025	343	$13.85

RSU Activity

RSU activity, excluding PSU activity, during the three months ended March 30, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	7,112	$7.76
Granted	1,593	$11.37
Vested	(2,196)	$7.92
Forfeited	(40)	$7.77
Outstanding as of March 30, 2025	6,469	$8.60

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PSU Activity

Our executive officers and other senior employees have been granted performance-based awards with some vesting occurring when performance conditions are met and some vesting occurring at the end of a three or five-year period when market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance and record the related stock-based compensation expense based on the achievement over the service period.

PSU activity during the three months ended March 30, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	4,777	$9.24
Granted	1,865	$11.22
Vested	(1,545)	$9.78
Forfeited	(3)	$8.28
Outstanding as of March 30, 2025	5,094	$9.81

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive loss:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Cost of revenue	$1,117	$1,371
Research and development	3,900	4,904
Sales and marketing	3,073	2,240
General and administrative	8,922	10,035
Total	$17,012	$18,550

As of March 30, 2025, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of March 30, 2025, $74.0 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.7 year.

During the three months ended March 30, 2025 and March 31, 2024, we settled executive and employee bonuses by granting and issuing RSUs (non-cash financing activities) that vested immediately amounting to $5.0 million and $6.9 million, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Income Taxes

The provision for income taxes for the three months ended March 30, 2025 was $0.5 million or an effective tax rate of (150.8)%. The provision for income taxes for the three months ended March 31, 2024 was $0.4 million or an effective tax rate of (4.3)%. Provision for income taxes increased for the three months ended March 30, 2025, compared to the prior year period, primarily due to the increase in state income taxes that no longer have the net operating losses in the U.S. The lower effective tax rate this quarter is due to the lower loss from operations this quarter compared to the prior year period. Consistent with the prior year periods, we maintained a valuation allowance against our U.S. federal and state deferred tax assets and did not record a tax benefit on these deferred tax assets since it is more likely than not that these deferred tax assets will not be realized. The lower effective tax rate for the three months ended March 30, 2025, compared to the U.S. federal income tax rate, is primarily due to the valuation allowance on our net U.S. deferred tax assets and the impact of a lower tax rate on foreign earnings.

Note 10.     Net Loss Per Share

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands, except per share data)
Numerator:
Net loss	$(835)	$(9,644)
Denominator:
Weighted average common shares - basic and diluted	102,217	96,264
Basic and diluted net loss per share	$(0.01)	$(0.10)

Anti-dilutive employee stock-based awards, excluded	572	805

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Segment and Geographic Information

Segment Information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented in a consolidated basis and considers budget-to-actual variances quarterly for allocation of operating and capital resources and evaluation of financial performance. The CODM does not review segment assets at a different asset level and category. The consolidated net loss is the measure of segment net loss that is most consistent with U.S. GAAP.

The CODM is regularly provided with not only the consolidated expenses on the unaudited condensed consolidated statements of comprehensive loss, but also the significant segment expenses and other segment items as below:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Revenue	$119,066	$124,200
Less:
Cost of revenue	66,339	76,820
Operating expenses
Personnel-related expense	17,567	17,927
Stock-based compensation	15,894	17,179
Outside professional services	11,513	15,007
Marketing expenditure	4,255	3,681
Other segment items (1)	3,188	2,276
Depreciation	557	464
Interest expense	86	95
Income taxes expense	502	395
Segment net loss	$(835)	$(9,644)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(835)	$(9,644)
_________________________
(1)Other segment items include corporate IT and facility overhead, freight out expense, credit card fees, restructuring charges, separation expense, litigation reserves, interest income, net, foreign currency exchange gain (loss), net and others.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Geographic Information for Revenue

Revenue consists of subscription and service revenue and product sales, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geographic area is generally based upon the bill-to location of the customer. The following table presents revenue by geographic area.

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
United States	$67,903	$54,375
Spain	31,168	40,406
Sweden	9,451	13,261
Other countries	10,544	16,158
Total	$119,066	$124,200

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	March 30, 2025	December 31, 2024
	(In thousands)
United States	$20,118	$18,201
Other countries	1,912	2,262
Total	$22,030	$20,463

Note 12.     Stock Repurchase Program

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

During the three months ended March 30, 2025, we repurchased and subsequently retired 1.4 million shares of Arlo common stock for an aggregate amount of $15.2 million. As of March 30, 2025, $30.3 million remained available and authorized for future repurchases.

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

Since the launch of our first product in December 2014, we have shipped over 38.5 million smart connected devices. As of March 30, 2025, the Arlo platform had approximately 10.9 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 4.9 million cumulative paid subscribers and annual recurring revenue of $276.4 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, wireless carrier channels, security solution providers, and Arlo’s direct to consumer store. For the three months ended March 30, 2025 and March 31, 2024, we generated total revenue of $119.1 million and $124.2 million, respectively, and a loss from operations was $1.5 million and $10.6 million, respectively.

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

	As of
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Cumulative registered accounts	10,930	19.2%	9,173
Cumulative paid accounts	4,897	51.4%	3,235
Annual recurring revenue (“ARR”)	$276,357	21.8%	$226,968

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

Annual Recurring Revenue. We believe ARR enables measurement of our business initiatives and serves as an indicator of our future growth. ARR represents and is defined as the annualized paid subscription and service revenue we expect to recognize from subscription contracts, as calculated by taking the average paid subscription and service revenue multiplied by the number of subscription accounts at the end of the reporting period. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of Global Geopolitical, Economic and Business Conditions

The U.S. government recently implemented new tariff measures and potential additional reciprocal tariffs affecting a broad range of imported materials. We have evaluated the potential impact of these actions on our operations and supply chain and do not expect them to have a material impact on our financial position or results of operations in the near term. However, given the uncertainty surrounding global markets and general global uncertainty as a result of new U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive loss data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	March 30, 2025		March 31, 2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$68,849	57.8%	$56,707	45.7%
Products	50,217	42.2%	67,493	54.3%
Total revenue	119,066	100.0%	124,200	100.0%
Cost of revenue:
Subscriptions and services	12,265	10.3%	13,596	10.9%
Products	54,074	45.4%	63,224	51.0%
Total cost of revenue	66,339	55.7%	76,820	61.9%
Gross profit	52,727	44.3%	47,380	38.1%
Operating expenses:
Research and development	16,165	13.6%	20,793	16.7%
Sales and marketing	20,203	17.0%	17,370	14.0%
General and administrative	17,785	14.9%	19,348	15.6%
Other operating expense	25	0.0%	479	0.3%
Total operating expenses	54,178	45.5%	57,990	46.6%
Loss from operations	(1,451)	(1.2)%	(10,610)	(8.5)%
Interest income, net	1,316	1.1%	1,386	1.1%
Other non-operating expense, net	(198)	(0.2)%	(25)	—%
Loss before income taxes	(333)	(0.3)%	(9,249)	(7.4)%
Provision for income taxes	502	0.4%	395	0.3%
Net loss	$(835)	(0.7)%	$(9,644)	(7.7)%

Revenue

Our gross revenue consists primarily of paid subscription and service revenue and sales of devices. Our paid subscription services are billed in advance of the start of the monthly subscription and revenue is recognized ratably over subscription period. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs.

Our revenue consists of gross revenue, less customer rebates and other channel sales incentives, allowances for estimated sales returns, price protection, and net changes in deferred revenue. A significant portion of our marketing expenditure is with customers and is deemed to be a reduction of revenue under authoritative guidance for revenue recognition.

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geographic region on the bill-to location of the customer for device location for subscription and service sales and device sales.

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Americas	$70,097	22.6%	$57,169
Percentage of revenue	58.9%		46.0%
EMEA	42,895	(30.1)%	61,380
Percentage of revenue	36.0%		49.4%
APAC	6,074	7.5%	5,651
Percentage of revenue	5.1%		4.6%
Total revenue	$119,066	(4.1)%	$124,200

Revenue by classification is as follows:

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$68,849	21.4%	$56,707
Products	50,217	(25.6)%	67,493
Total revenue	$119,066	(4.1)%	$124,200

Subscriptions and services revenue increased by $12.1 million or 21.4%, for the three months ended March 30, 2025 compared to the prior year period, respectively, primarily due to a 51.4% increase in cumulative paid accounts and continued increase in average revenue per user (“ARPU”) of retail and direct paid subscriptions.

Products revenue decreased by $17.3 million or 25.6%, for the three months ended March 30, 2025 compared to the prior year period, respectively, primarily from the decrease in product sales in EMEA due to the seasonally driven reduction in demand from our largest customer and the reduction in average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and subscriber growth. The decrease in products revenue was also due to the higher sales incentives that are deemed to be reductions of revenue which was partially offset by the lower sales returns that are deemed to be reductions of revenue.

Cost of Revenue

Cost of revenue consists of both subscription and service costs and product costs. Subscription and service costs consist of costs attributable to the provision and maintenance of our cloud-based platform, including personnel expense, data storage, security and computing, IT and facilities overhead. Product costs primarily consist of the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operation staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation, product mix, sales channel mix, registered accounts’ acceptance of paid subscription service offerings, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight and duty costs, and charges for excess or obsolete inventory. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy allows us to better manage our product costs and subscription and service costs and gross margin and allows us to adapt to changing market dynamics and supply chain constraints.

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$12,265	(9.8)%	$13,596
Products	54,074	(14.5)%	63,224
Total cost of revenue	$66,339	(13.6)%	$76,820

Subscription and service cost of revenue decreased by 9.8% for the three months ended March 30, 2025, compared to the prior year period, primarily due to cost savings as we optimize our cloud platform to improve customer experience which assists in reduced data storage and cloud costs.

Products cost of revenue decreased by 14.5% for the three months ended March 30, 2025, compared to the prior year period, primarily due to the decrease in product sales partially offset by an increase in product costs as a result of higher inventory valuation adjustments.

Gross Profit

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$56,584	31.3%	$43,111
Products	(3,857)	(190.3)%	4,269
Total gross profit	$52,727	11.3%	$47,380
Gross margin percentage:
Subscriptions and services	82.2%		76.0%
Products	(7.7)%		6.3%
Total gross margin	44.3%		38.1%

Subscription and service gross profit increased by $13.5 million for the three months ended March 30, 2025, compared to the prior year period, primarily due to subscription and service revenue growth as a result of increases in cumulative paid accounts, continued increase in ARPU of retail subscriptions, and cost optimizations.

Products gross profit decreased by $8.1 million for the three months ended March 30, 2025, compared to the prior year period, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and subscriber growth and an increase in product costs as a result of higher inventory valuation adjustments.

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

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Research and development expense	$16,165	(22.3)%	$20,793

Research and development expense decreased by $4.6 million for the three months ended March 30, 2025 compared to the prior year period, primarily due to decreases of $2.0 million in professional service and $1.4 million in personnel-related expenses mainly as certain software development costs meet the criteria for capitalization, and $1.2 million in IT and facilities overhead related to allocation associated with corporate infrastructure. The decrease in research and development expense is partially offset by the increase in personnel-related expenses as a result of the headcount increase.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff, technical support expense, advertising, trade shows, media and placement, corporate communications and other marketing expense, product marketing expense, allocated IT and facilities overhead, outbound freight costs, and credit card processing fees. We expect our sales and marketing expense to increase in the future as we invest in marketing to drive demand for our subscriptions and services and device products.

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Sales and marketing expense	$20,203	16.3%	$17,370

Sales and marketing expense increased by $2.8 million for the three months ended March 30, 2025 compared to the prior year period, primarily due to increases of $1.7 million in credit card and in-app processing fees as a result of increases in paid subscriber accounts and focused efforts to improve our customer’s app experience, $0.8 million in personnel-related expenses mainly from stock-based compensation and merit increases, and $0.6 million in marketing expenditures, partially offset by a decrease of $0.4 million in freight-out expenses.

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

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
General and administrative expense	$17,785	(8.1)%	$19,348

General and administrative expense decreased by $1.6 million for the three months ended March 30, 2025 compared to the prior year period, primarily due to decreases of $1.0 million in personnel-related expenses mainly from stock-based compensation and $0.7 million in legal and professional services.

Other operating expenses

Other operating expenses include restructuring charges, which consist primarily of severance costs, and separation expenses, which consist primarily of costs of legal and professional services.

Interest Income, Net and Other Non-Operating Expense, Net

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Interest income, net	$1,316	(5.1)%	$1,386
Other non-operating expense, net	$(198)	**	$(25)
**Percentage change not meaningful.

Interest income, net slightly decreased for the three months ended March 30, 2025 compared to the prior year, primarily due to the lower interest rates coupled with the decrease in our cash equivalents and short-term investments as we repurchased our common stock and made an investment in a strategic partner.

Provision for Income Taxes

	Three Months Ended
	March 30, 2025	% Change	March 31, 2024
	(In thousands, except percentage data)
Provision for income taxes	$502	27.1%	$395
Effective tax rate	(150.8)%		(4.3)%

The effective tax rate for the three months ended March 30, 2025 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes as it is more likely than not that some or all of our deferred tax assets will not be realized.

Liquidity and Capital Resources

As of March 30, 2025, our cash and cash equivalents and short-term investments totaled $153.1 million and the unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of March 30, 2025, our accumulated deficit was $398.8 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Our future liquidity and cash requirements may vary from those currently planned and will depend on numerous factors, including the introduction of new products, the growth in our subscription and service revenue, the ability to increase our gross margin dollars, as well as cost optimization initiatives and controls over our operating expenditures. As we grow our installed base and related cost structure, there will be a need for additional working capital, hence, we may increase our product and subscription rates in the future.

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

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in September 2024 and is expected to continue through December 31, 2026 unless extended or shortened by the Board of Directors. During the three months ended March 30, 2025, we repurchased and subsequently retired 1.4 million shares of Arlo common stock for an aggregate amount of $15.2 million. As of March 30, 2025, $30.3 million remained available and authorized for future repurchases.

Cash Flow

	Three Months Ended
	March 30, 2025	March 31, 2024
	(In thousands)
Net cash provided by operating activities	$30,919	$19,806
Net cash used in investing activities	(14,352)	(440)
Net cash used in financing activities	(14,590)	(13,782)
Net cash increase	$1,977	$5,584

Operating activities

Net cash provided by operating activities increased by $11.1 million for the three months ended March 30, 2025 compared to the prior year period, primarily due to improved profitability coupled with favorable working capital movements as the results of (i) increase in deferred revenue due to the growth in our subscription paid accounts and rates; and (ii) higher accounts receivable collections due to our continued efforts in collections and effective account management; partially offset by decreased accounts payable balances mainly due to timing of payments.

Investing activities

Net cash used in investing activities increased by $13.9 million for the three months ended March 30, 2025 compared to the prior year period, primarily due to our strategic long-term investment in a privately-held company, partially offset by higher proceeds from maturities of short-term investments.

Financing activities

Net cash used in financing activities increased by $0.8 million for the three months ended March 30, 2025 compared to the prior year period, primarily due to the repurchases of common stock, offset by the decrease in withholding tax from RSU releases as a result of the sell-to-cover method applied to all Arlo employees for their tax withholding effective on January 1, 2025.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended March 30, 2025, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our CEO and our CFO, has concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.” Except as set forth below, during the three months ended March 30, 2025, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

The current international trade environment and related unfavorable macroeconomic conditions have adversely affected, and may continue to adversely affect, our business.

The recent announcements of substantial new U.S. and international tariffs have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

Current or future tariffs or other retaliatory trade measures may increase the costs of raw materials or finished goods, which could negatively impact our suppliers’ ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Tariff-related costs and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. Furthermore, ongoing uncertainty regarding trade disputes, tariffs and other political tensions between the United States and other countries, particularly in Asia, may also exacerbate unfavorable macroeconomic conditions, which may negatively impact international customer demand for our products or services and may lead to increased preference for local competitors.

While we continue to monitor these developments, the full impact of these risks remains uncertain, and any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have heightened, and may continue to heighten, the risks related to the other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5.    Other Information

Trading Arrangements

During the quarter ended March 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold	Expiration Date
Matthew McRae, Chief Executive Officer	Adoption	March 14, 2025	(3)	X		1,812,113	June 26, 2026
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

Date: May 8, 2025