Form 10-Q
period 2025-06-29
Arlo Technologies, Inc.
filed 2025-08-07
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 104,370,654 as of August 1, 2025.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 29, 2025

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 29, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,244	$82,032
Short-term investments	89,157	69,419
Accounts receivable, net	61,450	57,332
Inventories	30,877	40,633
Prepaid expenses and other current assets	15,889	13,190
Total current assets	268,617	262,606
Property and equipment, net	8,980	4,765
Operating lease right-of-use assets, net	14,147	15,698
Goodwill	11,038	11,038
Long-term investment	12,500	—
Other non-current assets	4,459	4,293
Total assets	$319,741	$298,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,178	$63,784
Deferred revenue	42,107	27,248
Accrued liabilities	89,998	85,730
Total current liabilities	182,283	176,762
Non-current operating lease liabilities	16,603	18,357
Other non-current liabilities	2,581	2,372
Total liabilities	201,467	197,491
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 104,288,914 at June 29, 2025 and 100,885,158 at December 31, 2024	104	101
Additional paid-in capital	513,854	498,739
Accumulated other comprehensive income (loss)	(8)	34
Accumulated deficit	(395,676)	(397,965)
Total stockholders’ equity	118,274	100,909
Total liabilities and stockholders’ equity	$319,741	$298,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$78,175	$60,261	$147,024	$116,968
Products	51,230	67,186	101,447	134,679
Total revenue	129,405	127,447	248,471	251,647
Cost of revenue:
Subscriptions and services	12,235	14,557	24,500	28,153
Products	59,095	66,036	113,169	129,260
Total cost of revenue	71,330	80,593	137,669	157,413
Gross profit	58,075	46,854	110,802	94,234

Operating expenses:
Research and development	18,489	19,561	34,654	40,354
Sales and marketing	21,103	17,698	41,306	35,068
General and administrative	16,334	21,430	34,119	40,778
Other operating expense	216	966	241	1,445
Total operating expenses	56,142	59,655	110,320	117,645

Income (loss) from operations	1,933	(12,801)	482	(23,411)
Interest income, net	1,344	1,495	2,660	2,881
Other non-operating expense, net	(407)	(18)	(605)	(43)
Income (loss) before income taxes	2,870	(11,324)	2,537	(20,573)
Provision (benefit) for income taxes	(254)	236	248	631
Net income (loss)	$3,124	$(11,560)	$2,289	$(21,204)

Net income (loss) per share:
Basic	$0.03	$(0.12)	$0.02	$(0.22)
Diluted	$0.03	$(0.12)	$0.02	$(0.22)
Weighted average shares used to compute net income (loss) per share:
Basic	103,885	97,843	103,060	97,051
Diluted	108,061	97,843	107,692	97,051

Comprehensive income (loss):
Net income (loss)	$3,124	$(11,560)	$2,289	$(21,204)
Other comprehensive loss, net of tax	(13)	(89)	(42)	(129)
Total comprehensive income (loss)	$3,111	$(11,649)	$2,247	$(21,333)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Total stockholders’ equity, beginning balances	$103,370	$99,937	$100,909	$103,276

Common stock:
Beginning balances	$103	$97	$101	$95
Issuance of common stock under stock-based compensation plans	1	2	4	5
Issuance of common stock under employee stock purchase plan	—	—	—	—
Repurchase of common stock	—	—	(1)	—
Restricted stock unit withholdings	—	(1)	—	(2)
Ending balances	$104	$98	$104	$98

Additional paid-in capital:
Beginning balances	$502,062	$476,665	$498,739	$470,322
Stock-based compensation	11,081	17,299	24,196	30,523
Settlement of liability classified restricted stock units	—	—	4,996	6,903
Issuance of common stock under stock-based compensation plans	155	113	801	683
Issuance of common stock under employee stock purchase plan	1,475	1,692	1,475	1,692
Repurchase of common stock	(919)	—	(16,353)	—
Restricted stock unit withholdings	—	(8,125)	—	(22,479)
Ending balances	$513,854	$487,644	$513,854	$487,644

Accumulated deficit:
Beginning balances	$(398,800)	$(377,105)	$(397,965)	$(367,461)
Net income (loss)	3,124	(11,560)	2,289	(21,204)
Ending balances	$(395,676)	$(388,665)	$(395,676)	$(388,665)

Accumulated other comprehensive income (loss):
Beginning balances	$5	$280	$34	$320
Other comprehensive loss, net of tax	(13)	(89)	(42)	(129)
Ending balances	$(8)	$191	$(8)	$191

Total stockholders’ equity, ending balances	$118,274	$99,268	$118,274	$99,268

Common stock shares:
Beginning balances	103,305	97,202	100,885	95,380
Issuance of common stock under stock-based compensation plans	921	1,563	4,738	4,784
Issuance of common stock under employee stock purchase plan	155	233	155	233
Repurchase of common stock	(92)	—	(1,489)	—
Restricted stock unit withholdings	—	(672)	—	(2,071)
Ending balances	104,289	98,326	104,289	98,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,289	$(21,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense, net of amounts of capitalized	31,995	39,470
Depreciation and amortization	1,687	1,684
Allowance for credit losses and non-cash changes to reserves	—	(225)
Deferred income taxes	(107)	(5)
Discount accretion on investments and other	(1,390)	(1,615)
Changes in assets and liabilities:
Accounts receivable, net	(4,188)	3,805
Inventories	9,826	(6,785)
Prepaid expenses and other assets	(2,758)	(2,254)
Accounts payable	(13,888)	18,785
Deferred revenue	14,956	5,582
Accrued and other liabilities	1,327	(10,970)
Net cash provided by operating activities	39,749	26,268
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(5,778)	(651)
Purchases of short-term investments	(83,390)	(111,519)
Purchase of long-term investment	(12,500)	—
Proceeds from maturities of short-term investments	65,000	111,902
Net cash used in investing activities	(36,668)	(268)
Cash flows from financing activities:
Proceeds related to employee benefit plans	2,280	2,380
Repurchase of common stock	(16,149)	—
Restricted stock unit withholdings	—	(22,481)
Net cash used in financing activities	(13,869)	(20,101)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,788)	5,899
Cash, cash equivalents, and restricted cash, at beginning of period	82,032	60,653
Cash, cash equivalents, and restricted cash, at end of period	$71,244	$66,552
Reconciliation of cash, cash equivalents, and restricted cash to Unaudited Condensed Consolidated Balance Sheets
Cash and cash equivalents	$71,244	$62,928
Restricted cash	—	3,624
Total cash, cash equivalents, and restricted cash	$71,244	$66,552
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$566	$233
Stock-based compensation expense capitalized for software development	$868	$—

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended June 29, 2025 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to such policies except for the item below during the six months ended June 29, 2025.

We invested in a strategic investment, which consists of non-marketable securities in a privately held company in which we do not have a controlling interest or significant influence. We apply the measurement alternative for non-marketable equity securities that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For this investment, we recognize remeasurement adjustments, including upward and downward adjustments, and impairments, if any, in “Other non-operating income (expense), net” on the unaudited condensed consolidated statements of comprehensive income (loss).

The strategic investment is subject to periodic impairment analysis, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. If the strategic investment is considered impaired, we will recognize an impairment through “Other non-operating income (expense), net” on the unaudited condensed consolidated statements of comprehensive income (loss) and establish a new carrying value for the investment.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the six months ended June 29, 2025.

Accounting Pronouncements Not Yet Effective

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either (i) the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or (ii) on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income Tax Disclosures

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

Expense Disaggregation Disclosures

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

Note 3.    Revenue

Contract Balances

The following table reflects the changes in contract balances for the six months ended June 29, 2025:

Contract Classification	Balance Sheet Classification	June 29, 2025	December 31, 2024	$ change	% change
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$61,450	$57,332	$4,118	7.2%
Contract liabilities current	Deferred revenue	$42,107	$27,248	$14,859	54.5%
Contract liabilities non-current	Other non-current liabilities	$437	$326	$111	34.0%

Deferred revenue as of June 29, 2025 increased primarily due to increases in subscriptions and services revenue as a result of changes in consumer subscription plans and a shift to additional annual prepaid subscriptions, as well as increases in cumulative paid accounts and rates of subscriptions. For the six months ended June 29, 2025 and June 30, 2024, $21.7 million and $15.2 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining Performance Obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $43.8 million as of June 29, 2025 and $25.9 million as of December 31, 2024, substantially related to performance obligations classified as less than one year.

Under the Supply Agreement with Verisure Sàrl (“Verisure”), our largest customer, a performance obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of June 29, 2025, we had a backlog of $40.4 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Variable Consideration

Revenue from all sales is recognized at transaction price, the amount we expect to be entitled to in exchange for providing services or transferring goods. Transaction price is calculated as selling price net of variable consideration which includes estimates for sales incentives and sales returns related to current period products revenue. Sales incentives are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice. Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Variable consideration estimates are based on predictive historical data or future commitments that we plan and control. However, we continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur. The following tables provide activities related to sales incentives and sales returns that are recognized as contra-revenue.

	Three Months Ended		Six Months Ended
Sales Incentives	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Balance at the beginning of the period	$28,378	$21,319	$29,846	$26,110
Credits issued	(19,834)	(12,594)	(41,552)	(32,382)
Additions	26,348	17,868	46,598	32,865
Balance at the end of the period	$34,892	$26,593	$34,892	$26,593

	Three Months Ended		Six Months Ended
Sales Returns	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Balance at the beginning of the period	$8,963	$11,558	$11,651	$17,058
Credits issued	(3,246)	(5,300)	(8,749)	(13,840)
Additions	2,373	2,505	5,188	5,545
Balance at the end of the period	$8,090	$8,763	$8,090	$8,763

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Americas	$81,902	$65,294	$151,999	$122,463
EMEA	43,320	56,827	86,215	118,207
APAC	4,183	5,326	10,257	10,977
Total	$129,405	$127,447	$248,471	$251,647

For the six months ended June 29, 2025 and June 30, 2024, one customer accounted for 35% and 47% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue. As of June 29, 2025, two customers accounted for 47% and 16%, and as of December 31, 2024, two customers accounted for 54% and 13% of the total accounts receivable, net. No other customers accounted for 10% or greater of the total accounts receivable, net.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Balance Sheet Components

Short-Term Investments

	As of June 29, 2025				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$89,166	$—	$(9)	$89,157	$69,385	$34	$—	$69,419

Accounts Receivable, Net

	As of
	June 29, 2025	December 31, 2024
	(In thousands)
Gross accounts receivable	$61,652	$57,464
Allowance for credit losses	(202)	(132)
Total	$61,450	$57,332

    The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Balance at the beginning of the period	$124	$218	$132	$333
Provision for (release of) expected credit losses	78	(76)	70	(191)
Balance at the end of the period	$202	$142	$202	$142

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and Equipment, Net

The components of property and equipment are as follows. For comparative purposes, amounts in prior periods have been recast.

	As of
	June 29, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$14,994	$14,399
Capitalized software development costs	16,095	10,612
Software and license	6,257	6,306
Computer equipment	906	894
Leasehold improvements	2,920	3,302
Furniture and fixtures	2,021	1,839
Total property and equipment, gross	43,193	37,352
Less: accumulated depreciation and amortization	(34,213)	(32,587)
Total property and equipment, net	$8,980	$4,765

Depreciation and amortization expense pertaining to property and equipment are as follows in our unaudited condensed consolidated statements of comprehensive income (loss).

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Depreciation:
Operating expenses	$366	$631	$923	$1,382
Amortization:
Subscriptions and services cost	341	151	613	302
Operating expenses	151	—	151	—
Total depreciation and amortization	$858	$782	$1,687	$1,684

Goodwill

We have determined that no event occurred or circumstances changed during the six months ended June 29, 2025 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of June 29, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accrued Liabilities

	As of
	June 29, 2025	December 31, 2024
	(In thousands)
Sales incentives and marketing expenditures	$37,556	$31,947
Sales returns	8,090	11,651
Employee compensation	15,449	12,921
Cloud and other costs	6,637	9,497
Other	22,266	19,714
Total	$89,998	$85,730

Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	June 29, 2025	December 31, 2024
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$824	$4,095
Cash equivalents: U.S. Treasuries (<90 days)	20,096	22,504
Available-for-sale securities: U.S. Treasuries (1)	89,157	69,419
Total	$110,077	$96,018
_________________________
(1)Included in short-term investments in our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of June 29, 2025 and December 31, 2024, assets and liabilities measured as Level 2 fair value were not material.

Our strategic long-term investment that does not have a readily determinable fair value was accounted for using a measurement alternative under which it is measured at cost and adjusted for observable price changes and impairments. This investment without readily determinable fair value is classified within Level 3 in the fair value hierarchy and the subsequent adjustment to its fair value by applying the measurement alternative will be disclosed as non-recurring fair value measurement, including the level in the fair value hierarchy that was used. As of June 29, 2025, the carrying value of long-term investment was $12.5 million. There was no observable price change or impairment during the six months ended June 29, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.    Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of June 29, 2025, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

As of June 29, 2025, we were in compliance with all the covenants under the Credit Agreement. No amount had been drawn under the Credit Facility as of June 29, 2025.

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

Gross lease expense was $1.4 million and $2.8 million for the three and six months ended June 29, 2025, respectively, and $1.3 million and $2.8 million for the three and six months ended June 30, 2024, respectively. We recorded sublease income as reduction of lease expense, in the amount of $0.7 million and $1.3 million for each of the three and six months ended June 29, 2025 and June 30, 2024, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,075	$3,001
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$65	$—

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	June 29, 2025	December 31, 2024
Weighted average remaining lease term	4.7 years	5.4 years
Weighted average discount rate	6.59%	6.66%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases and future non-cancelable rent payments from our subtenants for each of the next five years and thereafter as of June 29, 2025 are as follows:

	Operating Lease Payments	Sublease Payments	Net
	(In thousands)
2025 (Remaining six months)	$2,332	$(1,097)	$1,235
2026	5,591	(2,066)	3,525
2027	5,562	(2,322)	3,240
2028	4,596	(2,392)	2,204
2029	2,715	(1,228)	1,487
Thereafter	3,616	—	3,616
Total future lease payments	$24,412	$(9,105)	$15,307
Less: imputed interest	(3,853)
Present value of future minimum lease payments	$20,559

Accrued liabilities	$3,956
Non-current operating lease liabilities	16,603
Total lease liabilities	$20,559

Lease Early Termination

In July 2025, we entered into a conditional termination agreement for our office lease located in San Jose, California. The termination will be effective following the landlord’s exercise of its termination option, which exercise notice was provided in late July. Our obligation stipulated in the termination agreement includes a termination fee of $1.0 million and base rent through the effective date of termination, as well as vacating the premises timely. We expect to record the derecognition of right-of-use assets and lease liabilities in the third quarter of 2025, and to recognize a gain which is currently being evaluated.

Letters of Credit

In connection with the lease agreement for our office space located in San Jose, California, we executed a letter of credit with the landlord as the beneficiary. As of June 29, 2025, we had $3.6 million of unused letters of credit outstanding, of which $3.1 million pertains to the lease arrangement in San Jose, California. Following the effectiveness of the early termination agreement, this letter of credit will be terminated.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of June 29, 2025, we had $36.6 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of June 29, 2025, an additional $31.3 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

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

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 29, 2025 and December 31, 2024, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

Note 8.    Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers and other senior employees periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of June 29, 2025, 4.0 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

On January 24, 2025, we registered an aggregate of up to 5,050,450 shares of common stock on a Registration Statement on Form S-8, including 4,050,450 shares under the 2018 Plan and 1,000,000 shares under the Employee Stock Purchase Plan (“ESPP”), both pursuant to an “evergreen” provision contained in the respective plans.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for grants as of June 29, 2025:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2024	3,356
Additional authorized shares	4,050
Granted	(3,719)
Forfeited / cancelled	361
Shares available for grants as of June 29, 2025	4,048

Employee Stock Purchase Plan

We sponsor the ESPP for eligible employees, under which, employees purchased 155 thousand shares and 233 thousand shares during the six months ended June 29, 2025 and June 30, 2024, respectively. As of June 29, 2025, 3.3 million shares were available for issuance under the ESPP.

Option Activity

We did not grant options during the six months ended June 29, 2025. Stock option activity during the six months ended June 29, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	549	$13.24
Granted	—	$—
Exercised	(94)	$8.55
Forfeited / cancelled	(180)	$—
Expired	—	$14.39
Outstanding as of June 29, 2025	275	$14.10
Vested and exercisable as of June 29, 2025	275	$14.10

RSU Activity

RSU activity, exclusive of PSU activity, during the six months ended June 29, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	7,112	$7.76
Granted	1,854	$11.46
Vested	(2,470)	$8.20
Forfeited	(178)	$8.25
Outstanding as of June 29, 2025	6,318	$8.66

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PSU Activity

Our executive officers and other senior employees have been granted PSUs with some vesting occurring when performance conditions are met and some vesting occurring at the end of a three or five-year period when market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including the cumulative paid accounts targets, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance and record the related stock-based compensation expense based on the estimated achievement over the service period.

PSU activity during the six months ended June 29, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	4,777	$9.24
Granted	1,865	$11.22
Vested	(2,173)	$8.21
Forfeited	(3)	$8.28
Outstanding as of June 29, 2025	4,466	$10.57

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense included in our unaudited condensed consolidated statements of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Cost of revenue	$885	$1,292	$2,002	$2,663
Research and development	4,500	4,778	8,400	9,682
Sales and marketing	2,079	2,176	5,152	4,416
General and administrative	7,519	12,674	16,441	22,709
Stock-based compensation, net of amounts capitalized	$14,983	$20,920	$31,995	$39,470
Capitalized stock-based compensation	267	—	868	—
Total stock-based compensation	$15,250	$20,920	$32,863	$39,470

As of June 29, 2025, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of June 29, 2025, $63.9 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.1 year.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Income Taxes

The provision (benefit) for income taxes for the three and six months ended June 29, 2025 was $(0.3) million and $0.2 million, respectively, or an effective tax rate of (8.9)% and 9.8%, respectively. The provision for income taxes for the three and six months ended June 30, 2024 was $0.2 million and $0.6 million, respectively, or an effective tax rate of (2.1)% and (3.1)%, respectively. Provision for income taxes decreased for the three and six months ended June 29, 2025, compared to the prior year period, primarily due to lower international tax on account of expected use of research and development credits in Ireland and a reduction in the domestic year-to-date pre-tax book income ratio used to estimate the quarterly tax provision. The higher effective tax rate this quarter is due to the low income from operations this quarter compared to the much higher amount of loss in prior year period. The lower effective tax rate for the three and six months ended June 29, 2025, compared to the U.S. federal income tax rate, is primarily due to the valuation allowance on our net U.S. deferred tax assets and the impact of a lower tax rate on foreign earnings.

We have recorded a full valuation allowance against U.S. net deferred tax assets. We will continue to maintain a full valuation allowance on U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current and anticipated future domestic earnings, we believe that there is a reasonable possibility that within the next 12-24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB“), a significant tax reform package, was enacted. The bill introduced a number of corporate tax changes effective for tax years beginning after December 31, 2024. Key provisions of the OBBB include:

•Reinstatement of immediate expensing for domestic research and development expenses under new Section 174A;
•Restoration of 100% bonus depreciation for qualifying property acquired and placed in service after January 19, 2025; and
•Modifications to the limitation on business interest expense under Section 163(j).

We are currently evaluating the potential impacts of the OBBB on our future financial results. The restoration of research and development expensing, in particular, may result in tax benefits beginning in 2025, depending on future elections and capital spending plans. These impacts, if any, will be reflected in the financial statements for the period ending December 31, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10.     Net Income (Loss) Per Share

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands, except per share data)
Numerator:
Net income (loss)	$3,124	$(11,560)	$2,289	$(21,204)
Denominator:
Weighted average shares - basic	103,885	97,843	103,060	97,051
Effect of dilutive stock-based awards	4,176	—	4,632	—
Weighted average shares - diluted	108,061	97,843	107,692	97,051

Net income (loss) per share - basic	$0.03	$(0.12)	$0.02	$(0.22)
Net income (loss) per share - diluted	$0.03	$(0.12)	$0.02	$(0.22)

Anti-dilutive employee stock-based awards, excluded	331	733	514	904

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

The CODM is regularly provided with not only the consolidated expenses in our unaudited condensed consolidated statements of comprehensive income (loss), but also the significant segment expenses and other segment items as below:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
Revenue	$129,405	$127,447	$248,471	$251,647
Less:
Cost of revenue	71,330	80,593	137,669	157,413
Operating expenses:
Personnel-related expense	18,709	17,526	36,277	35,453
Stock-based compensation	14,098	19,628	29,993	36,807
Outside professional services	11,097	13,605	22,608	28,612
Marketing expenditure	5,788	4,439	10,043	8,120
Other segment items (1)	4,911	2,552	8,099	4,828
Depreciation	518	323	1,075	787
Interest expense	84	105	170	200
Provision (benefit) for income taxes	(254)	236	248	631
Segment net income (loss)	$3,124	$(11,560)	$2,289	$(21,204)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$3,124	$(11,560)	$2,289	$(21,204)
_________________________
(1)Other segment items include corporate IT and facility overhead, freight out expense, credit card fees, restructuring charges, separation expense, litigation reserves, interest income, foreign currency exchange gain (loss), net and others.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Geographic Information for Revenue

Revenue consists of subscriptions and services revenue and product sales, less allowances for estimated sales returns, price protection, end-user customer rebates, net changes in deferred revenue, and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance. Sales and usage-based taxes are excluded from revenue. For reporting purposes, revenue by geographic area is generally based upon the bill-to location of the customer. The following table presents revenue by geographic area.

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(In thousands)
United States	$79,457	$63,358	$147,360	$117,733
Spain	25,653	35,784	56,820	76,190
Sweden	13,086	12,339	22,538	25,600
Other countries	11,209	15,966	21,753	32,124
Total	$129,405	$127,447	$248,471	$251,647

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	June 29, 2025	December 31, 2024
	(In thousands)
United States	$21,437	$18,201
Other countries	1,690	2,262
Total	$23,127	$20,463

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

During the six months ended June 29, 2025, we repurchased and subsequently retired 1.5 million shares of Arlo common stock for an aggregate repurchase amount of $16.1 million. As of June 29, 2025, $29.4 million remained available and authorized for future repurchases.

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

Since the launch of our first product in December 2014, we have shipped over 39.7 million smart connected devices. As of June 29, 2025, the Arlo platform had approximately 11.2 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 5.1 million cumulative paid subscribers and annual recurring revenue of $315.7 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, wireless carrier channels, security solution providers, and Arlo’s direct to consumer store. For the three months ended June 29, 2025 and June 30, 2024, we generated total revenue of $129.4 million and $127.4 million, respectively, and income (loss) from operations was $1.9 million and $(12.8) million, respectively. For the six months ended June 29, 2025 and June 30, 2024, we generated total revenue of $248.5 million and $251.6 million, respectively, and income (loss) from operations was $0.5 million and $(23.4) million, respectively.

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

Key Business Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions. We believe these key business metrics provide useful information by offering the ability to make more meaningful period-to-period comparisons of our on-going operating results and a better understanding of how management plans and measures our underlying business. Our key business metrics may be calculated in a manner different from the same key business metrics used by other companies. We regularly review our processes for calculating these metrics, and from time to time we may discover a need to make adjustments to better reflect our business. We believe that any such adjustments are immaterial unless otherwise stated.

	As of
	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Cumulative registered accounts	11,237	12.5%	9,987
Cumulative paid accounts	5,115	28.5%	3,980
Annual recurring revenue (“ARR”)	$315,655	34.3%	$234,981

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

Annual Recurring Revenue. We believe ARR enables measurement of our business initiatives and serves as an indicator of our future growth. ARR represents and is defined as the annualized paid subscriptions and services revenue we expect to recognize from subscription contracts, as calculated by taking the average paid subscriptions and services revenue of the reporting period multiplied by the number of subscription accounts at the end of the reporting period. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of Global Geopolitical, Economic and Business Conditions

The U.S. government recently implemented new tariff measures and potential additional reciprocal tariffs affecting a broad range of imported materials. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. While we are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, we have not experienced a material impact on our financial position to date and do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets and general global uncertainty as a result of the new U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive income (loss) data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$78,175	60.4%	$60,261	47.3%	$147,024	59.2%	$116,968	46.5%
Products	51,230	39.6%	67,186	52.7%	101,447	40.8%	134,679	53.5%
Total revenue	129,405	100.0%	127,447	100.0%	248,471	100.0%	251,647	100.0%
Cost of revenue:
Subscriptions and services	12,235	9.5%	14,557	11.4%	24,500	9.9%	28,153	11.2%
Products	59,095	45.6%	66,036	51.8%	113,169	45.5%	129,260	51.4%
Total cost of revenue	71,330	55.1%	80,593	63.2%	137,669	55.4%	157,413	62.6%
Gross profit	58,075	44.9%	46,854	36.8%	110,802	44.6%	94,234	37.4%
Operating expenses:
Research and development	18,489	14.3%	19,561	15.3%	34,654	13.9%	40,354	16.0%
Sales and marketing	21,103	16.3%	17,698	13.9%	41,306	16.6%	35,068	13.9%
General and administrative	16,334	12.6%	21,430	16.8%	34,119	13.7%	40,778	16.2%
Other operating expense	216	0.2%	966	0.8%	241	0.2%	1,445	0.6%
Total operating expenses	56,142	43.4%	59,655	46.8%	110,320	44.4%	117,645	46.7%
Income (loss) from operations	1,933	1.5%	(12,801)	(10.0)%	482	0.2%	(23,411)	(9.3)%
Interest income, net	1,344	1.0%	1,495	1.1%	2,660	1.1%	2,881	1.1%
Other non-operating expense, net	(407)	(0.3)%	(18)	—%	(605)	(0.3)%	(43)	—%
Income (loss) before income taxes	2,870	2.2%	(11,324)	(8.9)%	2,537	1.0%	(20,573)	(8.2)%
Provision (benefit) for income taxes	(254)	(0.2)%	236	0.2%	248	0.1%	631	0.2%
Net income (loss)	$3,124	2.4%	$(11,560)	(9.1)%	$2,289	0.9%	$(21,204)	(8.4)%

Revenue

Our gross revenue consists primarily of paid subscriptions and services revenue and sales of devices. Our paid subscription services are billed in advance of the start of the monthly subscription and revenue is recognized ratably over the subscription period. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs.

Our revenue consists of gross revenue, less customer rebates and other channel sales incentives, allowances for estimated sales returns, price protection, and net changes in deferred revenue. A significant portion of our marketing expenditure is with customers and is deemed to be a reduction of revenue under authoritative guidance for revenue recognition.

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geographic region on the bill-to location of the customer for device location for subscriptions and services sales and device sales.

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Americas	$81,902	25.4%	$65,294	$151,999	24.1%	$122,463
Percentage of revenue	63.3%		51.2%	61.2%		48.7%
EMEA	43,320	(23.8)%	56,827	86,215	(27.1)%	118,207
Percentage of revenue	33.5%		44.6%	34.7%		47.0%
APAC	4,183	(21.5)%	5,326	10,257	(6.6)%	10,977
Percentage of revenue	3.2%		4.2%	4.1%		4.3%
Total revenue	$129,405	1.5%	$127,447	$248,471	(1.3)%	$251,647

Revenue by classification is as follows:

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$78,175	29.7%	$60,261	$147,024	25.7%	$116,968
Products	51,230	(23.7)%	67,186	101,447	(24.7)%	134,679
Total revenue	$129,405	1.5%	$127,447	$248,471	(1.3)%	$251,647

Subscriptions and services revenue increased by $17.9 million or 29.7%, and $30.1 million or 25.7%, for the three and six months ended June 29, 2025 compared to the prior year periods, respectively, primarily due to a 28.5% increase in cumulative paid accounts and continued increase in average revenue per user (“ARPU”) of retail and direct paid subscriptions.

Products revenue decreased by $16.0 million or 23.7%, and $33.2 million or 24.7%, for the three and six months ended June 29, 2025 compared to the prior year periods, respectively, primarily from the decrease in product sales in EMEA due to the timing of device shipments from our largest customer and the reduction in average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and subscriber growth. The decrease in products revenue due to the higher sales incentives are deemed to be reductions of revenue.

Cost of Revenue

Cost of revenue consists of both subscriptions and services cost as well as products cost. Subscriptions and services cost consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel expense, data storage, security and computing, IT and facilities overhead. Products cost primarily consists of the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operations staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, duty and tariff costs, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties.

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation, product mix, sales channel mix, registered accounts’ acceptance of paid subscription service offerings, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight, duty and tariff costs, and charges for excess or obsolete inventory. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy generally allows us to better manage our products cost and subscriptions and services cost and gross margin and allows us to adapt to changing market dynamics and supply chain constraints. However, with respect to manufacturing that we have outsourced to ex-U.S. manufacturers, our ability to manage product costs through this strategy has been, and may continue to be, negatively impacted by tariffs.

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$12,235	(16.0)%	$14,557	$24,500	(13.0)%	$28,153
Products	59,095	(10.5)%	66,036	113,169	(12.4)%	129,260
Total cost of revenue	$71,330	(11.5)%	$80,593	$137,669	(12.5)%	$157,413

Subscriptions and services cost of revenue decreased by 16.0% and 13.0% for the three and six months ended June 29, 2025, compared to the prior year periods, primarily due to cost savings as we optimize our cloud platform to improve customer experience which assists in reduced data storage and cloud costs.

Products cost of revenue decreased by 10.5% and 12.4% for the three and six months ended June 29, 2025, compared to the prior year periods, primarily due to the decrease in product sales partially offset by an increase in freight cost mainly as a result of increased duties and tariffs, and to a lesser extent, the utilization of air freight.

Gross Profit

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$65,940	44.3%	$45,704	$122,524	38.0%	$88,815
Products	(7,865)	**	1,150	(11,722)	**	5,419
Total gross profit	$58,075	23.9%	$46,854	$110,802	17.6%	$94,234
Gross margin percentage:
Subscriptions and services	84.3%		75.8%	83.3%		75.9%
Products	(15.4)%		1.7%	(11.6)%		4.0%
Total gross margin	44.9%		36.8%	44.6%		37.4%
**Percentage change not meaningful.

Subscriptions and services gross profit increased by $20.2 million and $33.7 million for the three and six months ended June 29, 2025, compared to the prior year periods, respectively, primarily due to subscriptions and services revenue growth as a result of increases in cumulative paid accounts, continued increase in ARPU of retail subscriptions, and cost optimizations.

Products gross profit decreased by $9.0 million and $17.1 million for the three and six months ended June 29, 2025, compared to the prior year periods, respectively, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and subscriber growth and an increase in freight cost mainly as a result of increased duties and tariffs, and to a lesser extent, the utilization of air freight.

Operating Expenses

Research and Development

Research and development expense consists primarily of personnel-related expense, safety, security, regulatory services and testing, other research and development consulting fees, and allocated IT and facilities overhead. Generally, we recognize research and development expenses as they are incurred, exclusive of capitalized software development costs. We have invested in and expanded our research and development organization to enhance our ability to introduce innovative products and services. We expect research and development expense to increase in absolute dollars as we develop new product and service offerings and compete for engineering talent. We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services, including our hardware devices, cloud-based software, AI-based algorithms, and machine learning capabilities.

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Research and development expense	$18,489	(5.5)%	$19,561	$34,654	(14.1)%	$40,354

Research and development expense decreased by $1.1 million for the three months ended June 29, 2025 compared to the prior year period, primarily due to decreases of $1.7 million in professional services and $1.3 million in IT and facilities overhead related to allocation associated with corporate infrastructure as a result of the capitalization of software development costs, partially offset by an increase of $2.1 million in personnel-related expenses due the headcount increase as a result of our research and development investment.

Research and development expense decreased by $5.7 million for the six months ended June 29, 2025 compared to the prior year period, primarily due to decreases of $3.7 million in professional services, $2.3 million in IT and facilities overhead related to allocation associated with corporate infrastructure, and $1.3 million in personnel-related expenses as a result of the capitalization of software development costs, partially offset by an increase of $1.7 million in personnel-related expenses due the headcount increase as a result of our research and development investment.

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

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Sales and marketing expense	$21,103	19.2%	$17,698	$41,306	17.8%	$35,068

Sales and marketing expense increased by $3.4 million for the three months ended June 29, 2025 compared to the prior year period, primarily due to increases of $2.4 million in credit card and in-app processing fees as a result of increases in paid subscriber accounts and focused efforts to improve our customer’s app experience and $1.4 million in marketing expenditures.

Sales and marketing expense increased by $6.2 million for the six months ended June 29, 2025 compared to the prior year period, primarily due to increases of $4.1 million in credit card and in-app processing fees as a result of increases in paid subscriber accounts and focused efforts to improve our customer’s app experience, $1.9 million in marketing expenditures, and $0.7 million in personnel-related expenses mainly from stock-based compensation, partially offset by a decrease of $0.5 million in freight-out expenses.

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

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
General and administrative expense	$16,334	(23.8)%	$21,430	$34,119	(16.3)%	$40,778

General and administrative expense decreased by $5.1 million and $6.7 million for the three and six months ended June 29, 2025, respectively compared to the prior year periods, primarily due to the decrease of $5.2 million and $6.3 million, respectively, in personnel-related expenses mainly from stock-based compensation from the achievement of performance-based awards target in the prior year periods.

Other operating expenses

Other operating expenses include restructuring charges, which consist primarily of severance costs, and separation expenses, which consist primarily of costs of legal and professional services.

Interest Income, Net and Other Non-Operating Expense, Net

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Interest income, net	$1,344	(10.1)%	$1,495	2,660	(7.7)%	2,881
Other non-operating expense, net	$(407)	**	$(18)	(605)	**	(43)
**Percentage change not meaningful.

Interest income, net decreased for the three and six months ended June 29, 2025 compared to the prior year periods, primarily due to the lower interest rates.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$(254)	(207.6)%	$236	$248	(60.7)%	$631
Effective tax rate	(8.9)%		(2.1)%	9.8%		(3.1)%

The effective tax rate for the three and six months ended June 29, 2025 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes. Based on a review of all available evidence, we have concluded that it is more likely than not that we will not be able to realize the benefit of the deferred tax assets in the foreseeable future. As a result, we are maintaining the full valuation allowance. However, as we continue to generate income, we are approaching the point at which the accumulated rolling 36-month pre-tax income turns positive—a key piece of objectively verifiable evidence supporting the realizability of deferred tax assets. If this positive trend continues and a cumulative income position is achieved within the year, we may consider a partial or full reversal of the valuation allowance.

We have recorded a full valuation allowance against U.S. net deferred tax assets. We will continue to maintain a full valuation allowance on U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our current and anticipated future domestic earnings, we believe that there is a reasonable possibility that within the next 12-24 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.

Liquidity and Capital Resources

As of June 29, 2025, our cash and cash equivalents and short-term investments totaled $160.4 million and the unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of June 29, 2025, our accumulated deficit was $395.7 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Our future liquidity and cash requirements may vary from those currently planned and will depend on numerous factors, including the introduction of new products, the growth in our subscriptions and services revenue, the ability to increase our gross margin dollars, as well as cost optimization initiatives and controls over our operating expenditures. As we grow our installed base and related cost structure, there will be a need for additional working capital, hence, we may increase our product and subscription rates in the future.

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

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in September 2024 and is expected to continue through December 31, 2026 unless extended or shortened by the Board of Directors. During the six months ended June 29, 2025, we repurchased and subsequently retired 1.5 million shares of Arlo common stock for an aggregate amount of $16.1 million. As of June 29, 2025, $29.4 million remained available and authorized for future repurchases.

Cash Flow

	Six Months Ended
	June 29, 2025	June 30, 2024
	(In thousands)
Net cash provided by operating activities	$39,749	$26,268
Net cash used in investing activities	(36,668)	(268)
Net cash used in financing activities	(13,869)	(20,101)
Net cash increase (decrease)	$(10,788)	$5,899

Operating activities

Net cash provided by operating activities increased by $13.5 million for the six months ended June 29, 2025 compared to the prior year period, primarily due to improved profitability, partially offset by unfavorable working capital movements as a result of (i) decreased accounts payable balances mainly due to timing of payments; and (ii) higher accounts receivable balances in connection with our subscription sales growth; partially offset by (i) lower inventory balances as a result of strong hardware sales with higher inventory turn; and (ii) increase in deferred revenue due to the growth in our subscription paid accounts and rates.

Investing activities

Net cash used in investing activities increased by $36.4 million for the six months ended June 29, 2025 compared to the prior year period, primarily due to our strategic long-term investment in a privately-held company, higher net purchases of short-term investments, and to a lesser extent, an increase in capitalized software development costs.

Financing activities

Net cash used in financing activities decreased by $6.2 million for the six months ended June 29, 2025 compared to the prior year period, primarily due to the decrease in withholding tax from RSU and PSU releases as a result of the sell-to-cover method being applied to all Arlo employees for their tax withholding effective on January 1, 2025, partially offset by the stock repurchases.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the six months ended June 29, 2025, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 29, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.” Except as set forth below, during the six months ended June 29, 2025, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

The current international trade environment and related unfavorable macroeconomic conditions have adversely affected, and may continue to adversely affect, our business.

The recent announcements of substantial new U.S. and international tariffs have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

Current or future tariffs impacting our products, which are manufactured outside of the United States, have raised and may further raise our product costs. In addition, other trade restrictions could negatively impact our ability to obtain finished products from our ex-U.S. manufacturers and suppliers or other retaliatory trade measures may increase the costs of raw materials or finished goods, which could negatively impact our suppliers’ ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Tariff-related costs and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. Furthermore, ongoing uncertainty regarding trade disputes, tariffs and other political tensions between the United States and other countries, particularly in Asia, may also exacerbate unfavorable macroeconomic conditions, which may negatively impact international customer demand for our products or services and may lead to increased preference for local competitors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the quarter ended June 29, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2025 - April 27, 2025	91,663	$9.93	91,663	$29,429,729
April 28, 2025 - May 25, 2025	—	—	—	—
May 26, 2025 - June 29, 2025	—	—	—	—
Total	91,663		91,663	$29,429,729
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

Item 5.    Other Information

Trading Arrangements

During the quarter ended June 29, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold		Expiration Date
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Adoption	May 15, 2025	(3)	X		551,706	(4)	December 31, 2025
Prashant (Sean) Aggarwal, Director	Adoption	May 15, 2025	(3)	X		60,787		August 21, 2026
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

(4)This plan covers shares underlying certain of Mr. Binder’s equity awards. With respect to one such equity award, this plan is designed to sell a specified percentage of the net shares underlying such equity award delivered after tax withholding, and the actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting date. With respect to all of the equity awards in this plan, Mr. Binder has designated certain target prices for the sale of shares, and if our stock is not trading at or above such target prices, the shares cannot be sold.

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy our tax withholding obligations arising exclusively from the vesting of RSUs and PSUs and the related issuance of shares. The amount of shares to be sold to satisfy our tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable RSUs and PSUs and the officer’s termination of service.

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

Date: August 7, 2025