Form 10-Q
period 2025-09-28
Arlo Technologies, Inc.
filed 2025-11-06
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 105,992,268 as of October 31, 2025.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 28, 2025

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 28, 2025	December 31, 2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$86,012	$82,032
Short-term investments	79,532	69,419
Accounts receivable, net	76,698	57,332
Inventories	44,371	40,633
Prepaid expenses and other current assets	15,110	13,190
Total current assets	301,723	262,606
Property and equipment, net	12,391	4,765
Operating lease right-of-use assets, net	9,654	15,698
Goodwill	11,038	11,038
Long-term investment	12,500	—
Other non-current assets	3,560	4,293
Total assets	$350,866	$298,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,156	$63,784
Deferred revenue	40,073	27,248
Accrued liabilities	93,999	85,730
Total current liabilities	212,228	176,762
Non-current operating lease liabilities	7,210	18,357
Other non-current liabilities	2,201	2,372
Total liabilities	221,639	197,491
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 105,747,479 at September 28, 2025 and 100,885,158 at December 31, 2024	105	101
Additional paid-in capital	517,890	498,739
Accumulated other comprehensive income	35	34
Accumulated deficit	(388,803)	(397,965)
Total stockholders’ equity	129,227	100,909
Total liabilities and stockholders’ equity	$350,866	$298,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$79,942	$61,883	$226,966	$178,851
Products	59,587	75,784	161,034	210,463
Total revenue	139,529	137,667	388,000	389,314
Cost of revenue:
Subscriptions and services	12,424	14,431	36,924	42,584
Products	70,599	74,820	183,768	204,080
Total cost of revenue	83,023	89,251	220,692	246,664
Gross profit	56,506	48,416	167,308	142,650
Operating expenses:
Research and development	18,144	17,562	52,798	57,916
Sales and marketing	20,459	17,832	61,765	52,900
General and administrative	15,091	17,052	49,210	57,830
Other operating expense	1,940	1,423	2,181	2,868
Total operating expenses	55,634	53,869	165,954	171,514
Income (loss) from operations	872	(5,453)	1,354	(28,864)
Other income (expense):
Gain on early lease termination	4,144	—	4,144	—
Interest income, net	1,508	1,400	4,168	4,281
Other non-operating income (expense), net	503	(57)	(102)	(100)
Income (loss) before income taxes	7,027	(4,110)	9,564	(24,683)
Provision for income taxes	154	329	402	960
Net income (loss)	$6,873	$(4,439)	$9,162	$(25,643)

Net income (loss) per share:
Basic	$0.07	$(0.04)	$0.09	$(0.26)
Diluted	$0.06	$(0.04)	$0.08	$(0.26)
Weighted average shares used to compute net income (loss) per share:
Basic	105,198	99,731	103,776	97,932
Diluted	109,638	99,731	108,664	97,932

Comprehensive income (loss):
Net income (loss)	$6,873	$(4,439)	$9,162	$(25,643)
Other comprehensive income (loss), net of tax	43	45	1	(84)
Total comprehensive income (loss)	$6,916	$(4,394)	$9,163	$(25,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Total stockholders’ equity, beginning balances	$118,274	$99,268	$100,909	$103,276
Common stock:
Beginning balances	$104	$98	$101	$95
Issuance of common stock under stock-based compensation plans	2	3	6	8
Issuance of common stock under employee stock purchase plan	—	—	—	—
Repurchase of common stock	(1)	—	(2)	—
Restricted stock unit withholdings	—	(1)	—	(3)
Ending balances	$105	$100	$105	$100

Additional paid-in capital:
Beginning balances	$513,854	$487,644	$498,739	$470,322
Stock-based compensation	9,876	12,073	34,072	42,596
Settlement of liability classified restricted stock units	4,942	5,691	9,938	12,594
Issuance of common stock under stock-based compensation plans	(2)	4,730	799	5,413
Issuance of common stock under employee stock purchase plan	—	—	1,475	1,692
Repurchase of common stock	(10,780)	—	(27,133)	—
Restricted stock unit withholdings	—	(20,461)	—	(42,940)
Ending balances	$517,890	$489,677	$517,890	$489,677

Accumulated deficit:
Beginning balances	$(395,676)	$(388,665)	$(397,965)	$(367,461)
Net income (loss)	6,873	(4,439)	9,162	(25,643)
Ending balances	$(388,803)	$(393,104)	$(388,803)	$(393,104)

Accumulated other comprehensive income (loss):
Beginning balances	$(8)	$191	$34	$320
Other comprehensive income (loss), net of tax	43	45	1	(84)
Ending balances	$35	$236	$35	$236
Total stockholders’ equity, ending balances	$129,227	$96,909	$129,227	$96,909

Common stock shares:
Beginning balances	104,289	98,326	100,885	95,380
Issuance of common stock under stock-based compensation plans	2,080	3,403	6,818	8,187
Issuance of common stock under employee stock purchase plan	—	—	155	233
Repurchase of common stock	(622)	—	(2,111)	—
Restricted stock unit withholdings	—	(1,407)	—	(3,478)
Ending balances	105,747	100,322	105,747	100,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$9,162	$(25,643)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	45,133	54,159
Depreciation and amortization	2,586	2,395
Gain on early lease termination	(4,144)	—
Allowance for credit losses and non-cash changes to reserves	994	2,930
Deferred income taxes	(306)	(23)
Discount accretion on investments and other	(2,180)	(2,493)
Changes in assets and liabilities:
Accounts receivable, net	(19,400)	(3,095)
Inventories	(4,696)	(16,609)
Prepaid expenses and other assets	(883)	(2,703)
Accounts payable	14,422	38,159
Deferred revenue	12,964	6,714
Accrued and other liabilities	5,300	(9,157)
Net cash provided by operating activities	58,952	44,634
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(9,996)	(1,612)
Purchases of short-term investments	(112,932)	(145,955)
Purchase of long-term investment	(12,500)	—
Proceeds from maturities of short-term investments	105,000	158,796
Net cash provided by (used in) investing activities	(30,428)	11,229
Cash flows from financing activities:
Proceeds related to employee benefit plans	2,280	7,113
Repurchase of common stock	(26,824)	—
Restricted stock unit withholdings	—	(42,943)
Net cash used in financing activities	(24,544)	(35,830)
Net increase in cash, cash equivalents, and restricted cash	3,980	20,033
Cash, cash equivalents, and restricted cash, at beginning of period	82,032	60,653
Cash, cash equivalents, and restricted cash, at end of period	$86,012	$80,686
Reconciliation of cash, cash equivalents, and restricted cash to unaudited condensed consolidated balance sheets
Cash and cash equivalents	$86,012	$77,032
Restricted cash	—	3,654
Total cash, cash equivalents, and restricted cash	$86,012	$80,686
Supplemental cash flow information:
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$423	$647
Stock-based compensation expense capitalized for software development	$1,402	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Basis of Presentation

Description of Business

Arlo Technologies, Inc. (“we,” “our,” “us,” or “Arlo”) is transforming the ways in which people can protect everything that matters to them with home, business, and personal security services that combine a globally scaled cloud platform, monitoring and analytics capabilities, and award-winning app-controlled devices to create a personalized security ecosystem. Arlo’s experience in cloud services, AI and computer vision analytics, wireless connectivity and intuitive user experience design delivers seamless, smart home security for Arlo users that can be setup by the customers and engaged with every day. Our cloud-based platform provides users with visibility, insight and a powerful means to help protect and connect in real-time with the people and things that matter most, from any location with a Wi-Fi or a cellular connection.

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

Basis of Presentation

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of Arlo and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended September 28, 2025 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to such policies except for the item below during the nine months ended September 28, 2025.

We invested in a strategic investment, which consists of non-marketable securities in a privately held company in which we do not have a controlling interest or significant influence. We apply the measurement alternative for non-marketable equity securities that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For this investment, we recognize remeasurement adjustments, including upward and downward adjustments, and impairments, if any, in other non-operating income (expense), net on the unaudited condensed consolidated statements of comprehensive income (loss).

The strategic investment is subject to periodic impairment analysis, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. If the strategic investment is considered impaired, we will recognize an impairment through other non-operating income (expense), net on the unaudited condensed consolidated statements of comprehensive income (loss) and establish a new carrying value for the investment.

Accounting Pronouncements Recently Adopted

There were no accounting pronouncements adopted during the nine months ended September 28, 2025.

Accounting Pronouncements Not Yet Effective

Disclosure Improvements. In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either (i) the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or (ii) on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Income Tax Disclosures. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires on an annual basis to (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) disclose income taxes paid disaggregated by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

Expense Disaggregation Disclosures. In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which improves disclosure requirements and mandates enhanced transparency about the types of expenses in commonly presented expense captions in financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

Credit Losses Accounting. In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit
Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted and is effective on a prospective basis. We plan to adopt this guidance for our fiscal year beginning January 1, 2026, and we do not expect it to have a material effect on our financial statements.

Software Development Costs Accounting and Disclosure. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages”. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Contract Balances

The following table reflects the changes in contract balances for the nine months ended September 28, 2025:

Contract Classification	Balance Sheet Classification	September 28, 2025	December 31, 2024	$ change	% change
		(In thousands)
Receivables	Accounts receivable, net	$76,698	$57,332	$19,366	33.8%
Contract liabilities, current	Deferred revenue	$40,073	$27,248	$12,825	47.1%
Contract liabilities, non-current	Other non-current liabilities	$442	$326	$116	35.6%

Receivables are recorded in the period we deliver products or provide subscriptions and services when we have an unconditional right to payment. Contract assets are related to the value of products or subscriptions and services transferred to the customer for which the right to payment is not just dependent on the passage of time. As of September 28, 2025, there were no contract assets.

Contract liabilities are recognized when we receive payment or have an unconditional right to payment in advance of the satisfaction of performance. Contract liabilities increased primarily due to increases in subscriptions and services revenue as a result of changes in consumer subscription plans and a shift to additional annual prepaid subscriptions, as well as increases in cumulative paid accounts and rates of subscriptions. For the nine months ended September 28, 2025 and September 29, 2024, $25.6 million and $17.3 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining Performance Obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $43.1 million as of September 28, 2025 and $29.5 million as of December 31, 2024, substantially related to performance obligations classified as less than one year.

Under the Supply Agreement with Verisure Sàrl (“Verisure”), our largest customer, a performance obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of September 28, 2025, we had a backlog of $17.6 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Nine Months Ended
Sales Incentives	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Balance at the beginning of the period	$34,892	$26,593	$29,846	$26,110
Credits issued	(27,012)	(20,783)	(68,564)	(53,165)
Additions	29,247	20,655	75,845	53,520
Balance at the end of the period	$37,127	$26,465	$37,127	$26,465

	Three Months Ended		Nine Months Ended
Sales Returns	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Balance at the beginning of the period	$8,090	$8,763	$11,651	$17,058
Credits issued	(3,935)	(6,038)	(12,684)	(19,878)
Additions	5,242	7,314	10,430	12,859
Balance at the end of the period	$9,397	$10,039	$9,397	$10,039

Disaggregation of Revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Americas	$83,831	$73,303	$235,830	$195,766
EMEA	49,602	57,773	135,817	175,980
APAC	6,096	6,591	16,353	17,568
Total	$139,529	$137,667	$388,000	$389,314

For the three months ended September 28, 2025 and September 29, 2024, one customer accounted for 36% and 42% of the total revenue, respectively. For the nine months ended September 28, 2025 and September 29, 2024, one customer accounted for 35% and 45% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue. As of September 28, 2025, two customers accounted for 51% and 15%, and as of December 31, 2024, two customers accounted for 54% and 13% of the total accounts receivable, net. No other customers accounted for 10% or greater of the total accounts receivable, net.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Balance Sheet Components

Short-Term Investments

	As of September 28, 2025				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$79,497	$35	$—	$79,532	$69,385	$34	$—	$69,419

Accounts Receivable, Net

	As of
	September 28, 2025	December 31, 2024
	(In thousands)
Gross accounts receivable	$76,866	$57,464
Allowance for credit losses	(168)	(132)
Total	$76,698	$57,332

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Balance at the beginning of the period	$202	$142	$132	$333
Provision for (release of) expected credit losses	(34)	79	36	(112)
Balance at the end of the period	$168	$221	$168	$221

Property and Equipment, Net

The components of property and equipment are as follows.

	As of
	September 28, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$15,602	$14,399
Capitalized software development costs	20,022	10,612
Software and license	6,265	6,306
Computer equipment	870	894
Leasehold improvements	932	3,302
Furniture and fixtures	1,385	1,839
Total property and equipment, gross	45,076	37,352
Less: accumulated depreciation and amortization	(32,685)	(32,587)
Total property and equipment, net	$12,391	$4,765

For comparative purposes, amounts in prior periods have been recast.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation and amortization expense pertaining to property and equipment are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Depreciation:
Operating expenses	$435	$558	$1,358	$1,941
Amortization:
Subscriptions and services cost	364	152	977	454
Operating expenses	100	—	251	—
Total depreciation and amortization	$899	$710	$2,586	$2,395

Goodwill

We have determined that no event occurred or circumstances changed during the nine months ended September 28, 2025 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of September 28, 2025.

Accrued Liabilities

	As of
	September 28, 2025	December 31, 2024
	(In thousands)
Sales incentives and marketing expenditures	$39,774	$31,947
Sales returns	9,397	11,651
Employee compensation	16,930	12,921
Cloud and other costs	6,478	9,497
Other	21,420	19,714
Total	$93,999	$85,730

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	September 28, 2025	December 31, 2024
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$11,573	$4,095
Cash equivalents: U.S. Treasuries (<90 days)	20,308	22,504
Available-for-sale securities: U.S. Treasuries (1)	79,532	69,419
Total	$111,413	$96,018
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our investments in cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of September 28, 2025 and December 31, 2024, assets and liabilities measured as Level 2 fair value were not material.

Our strategic equity investment without readily determinable fair value is classified within Level 3 of the fair value hierarchy and the subsequent adjustment to its fair value by applying the measurement alternative will be disclosed as non-recurring fair value measurement and included in the level of the fair value hierarchy that was used. As of September 28, 2025, the carrying value of our strategic equity investment was $12.5 million. There was no observable price change or impairment during the nine months ended September 28, 2025.

Note 6.    Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of September 28, 2025, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

The obligations under the Credit Agreement are secured by substantially all of our assets, including substantially all of the assets of a material subsidiary, Arlo Technologies International Limited, a limited corporation organized under the laws of Ireland. Borrowings under the Credit Agreement will bear interest at a floating rate equal to: (i) the term secured overnight financing rate plus the applicable rate of 2.25% to 2.75%, or (ii) the base rate plus the applicable rate of 1.25% to 1.75% both determined based on a total net leverage ratio. Among other fees, we are required to pay a quarterly unused fee of 0.20% per annum on the amount by which the lenders’ aggregate commitment under the Credit Facility exceeds the daily revolver usage during such quarter. The Credit Agreement contains events of default, representations and warranties, and affirmative and negative covenants customary for credit facilities of this type. The Credit Agreement also contains financial covenants that require us to (i) maintain a fixed charge coverage ratio of at least 1.50 to 1.00 and (ii) maintain a total net leverage ratio, not to exceed 3.00 to 1.00; both covenants being tested quarterly on a trailing four consecutive fiscal quarter basis.

As of September 28, 2025, we were in compliance with all the covenants under the Credit Agreement. No amount had been drawn under the Credit Facility as of September 28, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Commitments and Contingencies

Operating Leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are generally not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $1.2 million and $4.0 million for the three and nine months ended September 28, 2025, respectively, and $1.4 million and $4.2 million for the three and nine months ended September 29, 2024, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,987	$4,486
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$65	$—

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	September 28, 2025	December 31, 2024
Weighted average remaining lease term	5.6 years	5.4 years
Weighted average discount rate	7.62%	6.66%

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The future minimum undiscounted lease payments under operating leases for each of the next five years and thereafter are as follows:

As of
September 28, 2025
(In thousands)
2025 (Remaining three months)	$412
2026	2,479
2027	2,361
2028	1,301
2029	1,019
Thereafter	3,616
Total future lease payments	$11,188
Less: imputed interest	(2,334)
Present value of future minimum lease payments	$8,854

Accrued liabilities	$1,644
Non-current operating lease liabilities	7,210
Total lease liabilities	$8,854

In July 2025, we entered into a conditional termination agreement for our office lease located in San Jose, California. The termination became effective following the landlord’s exercise of its termination option, which exercise notice was provided in late July. Our obligation stipulated in the agreement includes a termination fee of $1.0 million and base rent through the effective date of termination, as well as vacating the premises timely. We recorded the derecognition of right-of-use assets and lease liabilities and recognized a gain of $4.1 million, net of $1.6 million write-off loss from sublease and $1.0 million lease termination fees, upon the termination effective in the third quarter of 2025. Contemporaneously with this termination, our sublease arrangement was terminated and our letter of credit in connection with this lease was released as of September 28, 2025.

Purchase Obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 28, 2025, we had $28.9 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of September 28, 2025, an additional $15.6 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Litigation and Other Legal Matters

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the unaudited condensed consolidated statements of comprehensive income (loss). We monitor developments in these legal matters that could affect the estimate we had previously accrued. We currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 28, 2025 and December 31, 2024, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.    Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers and other senior employees periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of September 28, 2025, 5.2 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

On January 24, 2025, we registered an aggregate of up to 5,050,450 shares of common stock on a Registration Statement on Form S-8, including 4,050,450 shares under the 2018 Plan and 1,000,000 shares under the Employee Stock Purchase Plan (“ESPP”), both pursuant to an “evergreen” provision contained in the respective plans.

On July 29, 2025, the Compensation and Human Capital Committee of the Board of Directors unanimously approved an amendment to the 2018 Plan to reserve an additional 1,500,000 shares of our common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors, as an inducement to the individual’s employment with us within the meaning of Rule 303A.08 of the New York Stock Exchange Listed Company Manual. On August 28, 2025, we registered an aggregate of up to 1,500,000 shares of common stock on a Registration Statement on Form S-8.

The following table sets forth the available shares for grants as of September 28, 2025:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2024	3,356
Additional authorized shares	5,550
Granted	(4,403)
Forfeited / expired / cancelled	690
Shares available for grants as of September 28, 2025	5,193

Employee Stock Purchase Plan

We sponsor the ESPP for eligible employees, under which, employees purchased 155 thousand shares and 233 thousand shares during the nine months ended September 28, 2025 and September 29, 2024, respectively. As of September 28, 2025, 3.3 million shares were available for issuance under the ESPP.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Option Activity

We did not grant options during the nine months ended September 28, 2025. Stock option activity during the nine months ended September 28, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	549	$13.24
Granted	—	$—
Exercised	(94)	$8.55
Expired / cancelled	(180)	$14.39
Outstanding as of September 28, 2025	275	$14.10
Vested and exercisable as of September 28, 2025	275	$14.10

RSU Activity

RSU activity, exclusive of PSU activity, during the nine months ended September 28, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	7,112	$7.76
Granted	2,538	$12.75
Vested	(3,284)	$8.81
Forfeited / cancelled	(507)	$8.64
Outstanding as of September 28, 2025	5,859	$9.26

PSU Activity

Our executive officers and other senior employees have been granted PSUs with some vesting occurring when performance conditions are met and some vesting occurring at the end of a three or five-year period when market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including annual recurring revenue, cumulative paid accounts, subscriptions and services gross margin, stock price, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance and record the related stock-based compensation expense based on the estimated achievement over the service period.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PSU activity during the nine months ended September 28, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2024	4,777	$9.24
Granted	1,865	$11.22
Vested	(3,440)	$9.08
Forfeited / cancelled	(3)	$8.28
Outstanding as of September 28, 2025	3,199	$10.57

Stock-Based Compensation Expense

The following table sets forth the stock-based compensation expense by line item on the unaudited condensed consolidated statements of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Cost of revenue	$613	$955	$2,615	$3,618
Research and development	3,752	3,584	12,152	13,266
Sales and marketing	1,837	1,594	6,989	6,010
General and administrative	6,936	8,556	23,377	31,265
Stock-based compensation, net of amounts capitalized	$13,138	$14,689	$45,133	$54,159
Capitalized stock-based compensation	533	—	1,402	—
Total stock-based compensation	$13,671	$14,689	$46,535	$54,159

As of September 28, 2025, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of September 28, 2025, $57.8 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.2 years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.     Income Taxes

The provision for income taxes for the three and nine months ended September 28, 2025 was $0.2 million and $0.4 million, respectively, or an effective tax rate of 2.2% and 4.2%, respectively. The provision for income taxes for the three and nine months ended September 29, 2024 was $0.3 million and $1.0 million, respectively, or an effective tax rate of (8.0)% and (3.9)%, respectively. Provision for income taxes decreased for the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to lower international tax on account of expected research and development credits in Ireland and the removal by the One Big Beautiful Bill Act (“OBBBA”) of the mandatory capitalization and amortization requirements for U.S. research and development expenditures previously enacted under the Tax Cuts and Jobs Act (“TCJA”). Although the tax provision declined, the effective tax rate increased compared to the prior year period reflecting the shift from pre-tax loss in the prior year period to pre-tax income in the current year period. The lower effective tax rate for the three and nine months ended September 28, 2025, compared to the U.S. federal income tax rate, is primarily due to the valuation allowance on our net U.S. deferred tax assets and the impact of a lower tax rate on foreign earnings.

We regularly evaluate the realizability of our net deferred tax assets. As of September 28, 2025, all our U.S. deferred tax assets, net of deferred tax liabilities, were subject to a valuation allowance. If our financial results continue to improve, our assessment of the realization of our U.S. net deferred tax assets could result in the release of some or all the valuation allowance. Such a release would result in a material non-cash income tax benefit in our consolidated statements of comprehensive income (loss) in the period of release and the recording of additional deferred tax assets on our consolidated balance sheets. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

On July 4, 2025, the OBBBA, a significant tax reform package, was enacted. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, and certain capital expenditures, as well as other changes to the U.S. taxation of profits derived from foreign operations. Management is continuing to evaluate the provisions of the OBBBA, including treatment of previously capitalized domestic U.S. research and development expenses. Based on information available to date, management does not expect the enactment of the OBBBA to have a material impact on our consolidated financial statements; however, the ultimate effect may differ from the amounts reflected in the interim financial statements once the analysis is complete and elections are finalized.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10.     Net Income (Loss) Per Share

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands, except per share data)
Numerator:
Net income (loss)	$6,873	$(4,439)	$9,162	$(25,643)
Denominator:
Weighted average shares - basic	105,198	99,731	103,776	97,932
Effect of dilutive stock-based awards	4,440	—	4,888	—
Weighted average shares - diluted	109,638	99,731	108,664	97,932

Net income (loss) per share - basic	$0.07	$(0.04)	$0.09	$(0.26)
Net income (loss) per share - diluted	$0.06	$(0.04)	$0.08	$(0.26)

Anti-dilutive employee stock-based awards, excluded	—	789	310	739

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Segment and Geographic Information

Segment Information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented in a consolidated basis and considers budget-to-actual variances quarterly for allocation of operating and capital resources and evaluation of financial performance. The CODM does not review segment assets at a different asset level and category. The consolidated net income (loss) is the measure of segment net income (loss) that is most consistent with U.S. GAAP.

The CODM is regularly provided with not only the consolidated expenses on our unaudited condensed consolidated statements of comprehensive income (loss), but also the significant segment expenses and other segment items as below:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
Revenue	$139,529	$137,667	$388,000	$389,314
Less:
Cost of revenue	83,023	89,251	220,692	246,664
Operating expenses:
Personnel-related expense	18,165	16,857	54,441	52,309
Stock-based compensation	12,525	13,734	42,518	50,541
Outside professional services	12,176	13,613	34,785	42,226
Marketing expenditure	4,680	4,726	14,724	12,847
Credit card and in-app processing fee	4,582	2,135	12,232	6,195
Other segment items (1)	(3,279)	1,051	(2,831)	1,819
Depreciation	534	282	1,609	1,069
Interest expense	96	128	266	327
Provision for income taxes	154	329	402	960
Segment net income (loss)	$6,873	$(4,439)	$9,162	$(25,643)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$6,873	$(4,439)	$9,162	$(25,643)
_________________________
(1)Other segment items include corporate IT and facility overhead, freight out expense, restructuring charges, separation expense, litigation reserves, gain on early lease termination, interest income, foreign currency exchange gain (loss), net and others.

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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(In thousands)
United States	$81,270	$71,461	$228,630	$189,194
Spain	32,195	35,051	89,015	111,241
Sweden	13,614	13,220	36,152	38,819
Other countries	12,450	17,935	34,203	50,060
Total	$139,529	$137,667	$388,000	$389,314

Geographic Information for Long-Lived Assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	September 28, 2025	December 31, 2024
	(In thousands)
United States	$20,022	$18,201
Other countries	2,023	2,262
Total	$22,045	$20,463

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

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 28, 2025, we repurchased and subsequently retired 2.1 million shares of Arlo common stock for an aggregate repurchase amount of $26.8 million. As of September 28, 2025, $18.8 million remained available and authorized for future repurchases.

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

Since the launch of our first product in December 2014, we have shipped over 41.4 million smart connected devices. As of September 28, 2025, the Arlo platform had approximately 11.8 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 5.4 million cumulative paid accounts and annual recurring revenue (“ARR”) of $323.2 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, wireless carrier channels, security solution providers, and Arlo’s direct to consumer store. For the three months ended September 28, 2025 and September 29, 2024, we generated total revenue of $139.5 million and $137.7 million, respectively, and income (loss) from operations was $0.9 million and $(5.5) million, respectively. For the nine months ended September 28, 2025 and September 29, 2024, we generated total revenue of $388.0 million and $389.3 million, respectively, and income (loss) from operations was $1.4 million and $(28.9) million, respectively.

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

	As of
	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Cumulative registered accounts	11,792	13.6%	10,383
Cumulative paid accounts	5,396	27.4%	4,235
Annual recurring revenue (“ARR”)	$323,150	33.8%	$241,572

Cumulative Registered Accounts. Registered accounts at the end of a particular period are defined as the number of unique registered accounts on the Arlo platform. The number of registered accounts on the Arlo platform does not directly correspond to the number of users. A single account may be shared by multiple users (which we consider as one account) and a single user may have multiple accounts (which we consider as multiple accounts).

Cumulative Paid Accounts. Paid accounts at the end of a particular period are defined as any account worldwide where a subscription-based or otherwise reoccurring service fee was collected by Arlo (either directly from a user or from a partner).

Annual Recurring Revenue. We believe ARR enables measurement of our business initiatives and serves as an indicator of our future growth. ARR represents and is defined as the annualized paid subscriptions and services revenue we expect to recognize from subscription contracts, as calculated by taking the average paid subscriptions and services revenue per paid account of the reporting period multiplied by the number of paid accounts at the end of the reporting period. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Impact of Global Geopolitical, Economic and Business Conditions

The U.S. government implemented new tariff measures affecting a broad range of imported materials. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. While we are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, we have not experienced a material impact on our financial position to date and do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets as a result of the new U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of comprehensive income (loss) data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$79,942	57.3%	$61,883	45.0%	$226,966	58.5%	$178,851	45.9%
Products	59,587	42.7%	75,784	55.0%	161,034	41.5%	210,463	54.1%
Total revenue	139,529	100.0%	137,667	100.0%	388,000	100.0%	389,314	100.0%
Cost of revenue:
Subscriptions and services	12,424	8.9%	14,431	10.5%	36,924	9.5%	42,584	11.0%
Products	70,599	50.6%	74,820	54.3%	183,768	47.4%	204,080	52.4%
Total cost of revenue	83,023	59.5%	89,251	64.8%	220,692	56.9%	246,664	63.4%
Gross profit	56,506	40.5%	48,416	35.2%	167,308	43.1%	142,650	36.6%
Operating expenses:
Research and development	18,144	13.0%	17,562	12.8%	52,798	13.6%	57,916	14.9%
Sales and marketing	20,459	14.7%	17,832	13.0%	61,765	15.9%	52,900	13.6%
General and administrative	15,091	10.8%	17,052	12.4%	49,210	12.7%	57,830	14.9%
Other operating expense	1,940	1.4%	1,423	1.0%	2,181	0.6%	2,868	0.7%
Total operating expenses	55,634	39.9%	53,869	39.2%	165,954	42.8%	171,514	44.1%
Income (loss) from operations	872	0.6%	(5,453)	(4.0)%	1,354	0.3%	(28,864)	(7.5)%
Gain on early lease termination	4,144	3.0%	—	—%	4,144	1.1%	—	—%
Interest income, net	1,508	1.1%	1,400	1.0%	4,168	1.1%	4,281	1.1%
Other non-operating income (expense), net	503	0.4%	(57)	—%	(102)	—%	(100)	—%
Income (loss) before income taxes	7,027	5.1%	(4,110)	(3.0)%	9,564	2.5%	(24,683)	(6.4)%
Provision for income taxes	154	0.1%	329	0.2%	402	0.1%	960	0.2%
Net income (loss)	$6,873	5.0%	$(4,439)	(3.2)%	$9,162	2.4%	$(25,643)	(6.6)%

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

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Americas	$83,831	14.4%	$73,303	$235,830	20.5%	$195,766
Percentage of revenue	60.1%		53.2%	60.8%		50.3%
EMEA	49,602	(14.1)%	57,773	135,817	(22.8)%	175,980
Percentage of revenue	35.5%		42.0%	35.0%		45.2%
APAC	6,096	(7.5)%	6,591	16,353	(6.9)%	17,568
Percentage of revenue	4.4%		4.8%	4.2%		4.5%
Total revenue	$139,529	1.4%	$137,667	$388,000	(0.3)%	$389,314

Revenue by classification is as follows:

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$79,942	29.2%	$61,883	$226,966	26.9%	$178,851
Products	59,587	(21.4)%	75,784	161,034	(23.5)%	210,463
Total revenue	$139,529	1.4%	$137,667	$388,000	(0.3)%	$389,314

Subscriptions and services revenue increased by $18.1 million or 29.2%, and $48.1 million or 26.9%, for the three and nine months ended September 28, 2025 compared to the prior year periods, respectively, primarily due to a 27.4% increase in cumulative paid accounts and continued increase in average revenue per user (“ARPU”) on retail and direct paid subscription services.

Products revenue decreased by $16.2 million or 21.4%, and $49.4 million or 23.5%, for the three and nine months ended September 28, 2025 compared to the prior year periods, respectively, primarily from the decrease in product sales in EMEA due to the timing of device shipments from our largest customer and the reduction in average selling prices (“ASPs”) of our products as we increased promotional activities to stimulate household acquisition and subscriber growth. The decrease in products revenue was due to the higher sales incentives which are deemed to be reductions of revenue.

Cost of Revenue

Cost of revenue consists of both subscriptions and services cost as well as products cost. Subscriptions and services cost consists of costs attributable to the provision and maintenance of our cloud-based platform, including personnel expense, data storage, security and computing, IT and facilities overhead, and amortization of software development. Products cost primarily consists of the cost of finished products from our third-party manufacturers and overhead costs, including personnel expense for operations staff, purchasing, product planning, inventory control, warehousing and distribution logistics, third-party software licensing fees, inbound freight, duty and tariff costs, IT and facilities overhead, warranty costs associated with returned goods, write-downs for excess and obsolete inventory and excess components, and royalties to third parties.

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

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$12,424	(13.9)%	$14,431	$36,924	(13.3)%	$42,584
Products	70,599	(5.6)%	74,820	183,768	(10.0)%	204,080
Total cost of revenue	$83,023	(7.0)%	$89,251	$220,692	(10.5)%	$246,664

Subscriptions and services cost of revenue decreased by 13.9% and 13.3% for the three and nine months ended September 28, 2025, compared to the prior year periods, respectively, primarily due to cost savings as we optimize our cloud platform to improve customer experience which assists in reduced data storage and cloud costs.

Products cost of revenue decreased by 5.6% and 10.0% for the three and nine months ended September 28, 2025, compared to the prior year periods, respectively, primarily due to the decrease in product sales partially offset by an increase in freight cost mainly as a result of increased duties and tariffs, and to a lesser extent, the utilization of air freight.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$67,518	42.3%	$47,452	$190,042	39.5%	$136,267
Products	(11,012)	**	964	(22,734)	**	6,383
Total gross profit	$56,506	16.7%	$48,416	$167,308	17.3%	$142,650
Gross margin percentage:
Subscriptions and services	84.5%		76.7%	83.7%		76.2%
Products	(18.5)%		1.3%	(14.1)%		3.0%
Total gross margin	40.5%		35.2%	43.1%		36.6%
**Percentage change not meaningful.

Subscriptions and services gross profit increased by $20.1 million and $53.8 million for the three and nine months ended September 28, 2025, compared to the prior year periods, respectively, primarily due to subscriptions and services revenue growth as a result of increases in cumulative paid accounts, continued increase in ARPU on retail subscriptions, and cost optimizations.

Products gross profit decreased by $12.0 million and $29.1 million for the three and nine months ended September 28, 2025, compared to the prior year periods, respectively, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and subscriber growth and an increase in freight cost mainly as a result of increased duties and tariffs, and to a lesser extent, the utilization of air freight.

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

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Research and development expense	$18,144	3.3%	$17,562	$52,798	(8.8)%	$57,916

Research and development expense slightly increased by $0.6 million for the three months ended September 28, 2025 compared to the prior year period, primarily due to an increase of $2.1 million in personnel-related expenses due to the headcount increases as a result of our research and development investment, partially offset by a decrease of $1.3 million in professional services due to the capitalization of software development costs as we invest in software capabilities.

Research and development expense decreased by $5.1 million for the nine months ended September 28, 2025 compared to the prior year period, primarily due to decreases of $5.0 million in professional services, $2.9 million in IT and facilities overhead related to allocation associated with corporate infrastructure, and $1.1 million in personnel-related expenses due to the capitalization of software development costs as we invest in software capabilities, partially offset by an increase of $3.8 million in personnel-related expenses due to the headcount increases as a result of our research and development investment.

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

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Sales and marketing expense	$20,459	14.7%	$17,832	$61,765	16.8%	$52,900

Sales and marketing expense increased by $2.6 million for the three months ended September 28, 2025 compared to the prior year period, primarily due to increases of $2.4 million in credit card and in-app processing fees as a result of increases in paid accounts and focused efforts to improve our customer’s app experience.

Sales and marketing expense increased by $8.9 million for the nine months ended September 28, 2025 compared to the prior year period, primarily due to increases of $6.5 million in credit card and in-app processing fees as a result of increases in paid accounts and focused efforts to improve our customer’s app experience, $1.4 million in marketing expenditures, and $1.0 million in personnel-related expenses mainly from stock-based compensation as a result of the increase in our stock price.

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

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
General and administrative expense	$15,091	(11.5)%	$17,052	$49,210	(14.9)%	$57,830

General and administrative expense decreased by $2.0 million and $8.6 million for the three and nine months ended September 28, 2025, respectively compared to the prior year periods, primarily due to (i) the decrease of $1.6 million and $7.9 million, respectively, in personnel-related expenses mainly from stock-based compensation as a result of the achievement of certain performance-based equity award targets in the prior year periods; and (ii) the decrease of $0.3 million and $0.9 million, respectively, in IT and facilities overhead related to allocation associated with corporate infrastructure.

Other operating expenses

Other operating expenses include restructuring charges, which consist primarily of severance costs, and separation expenses, which consist primarily of costs of legal and professional services.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Gain on early lease termination	$4,144	**	$—	4,144	**	—
Interest income, net	$1,508	7.7%	$1,400	4,168	(2.6)%	4,281
Other non-operating income (expense), net	$503	**	$(57)	(102)	**	(100)
** Percentage change not meaningful.

In July 2025, we entered into a termination agreement for our office lease located in San Jose, California. We recorded the derecognition of right-of-use assets and lease liabilities and recognized a gain of $4.1 million upon the termination effective in the third quarter of 2025.

Interest income, net increased for the three months ended September 28, 2025 compared to the prior year period, primarily due to the increase in our short-term investments balance. Interest income, net decreased for the nine months ended September 28, 2025 compared to the prior year period, primarily due to the declines in interest rates.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
	(In thousands, except percentage data)
Provision for income taxes	$154	(53.2)%	$329	$402	(58.1)%	$960
Effective tax rate	2.2%		(8.0)%	4.2%		(3.9)%

The effective tax rate for the three and nine months ended September 28, 2025 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes. Based on a review of all available evidence, we have concluded that it is more likely than not that we will not be able to realize the benefit of the deferred tax assets in the foreseeable future. As a result, we are maintaining the full valuation allowance. However, as we continue to generate income, we are approaching the point at which the accumulated rolling 36-month pre-tax income turns positive—a key piece of objectively verifiable evidence supporting the realizability of deferred tax assets. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

On July 4, 2025, the OBBBA, a significant tax reform package, was enacted. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, and certain capital expenditures, as well as other changes to the U.S. taxation of profits derived from foreign operations. Management is continuing to evaluate the provisions of the OBBBA, including treatment of previously capitalized domestic U.S. research and development expenses. Based on information available to date, management does not expect the enactment of the OBBBA to have a material impact on our consolidated financial statements; however, the ultimate effect may differ from the amounts reflected in the interim financial statements once the analysis is complete and elections are finalized.

Liquidity and Capital Resources

As of September 28, 2025, our cash and cash equivalents and short-term investments totaled $165.5 million and our unused borrowing capacity was $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of September 28, 2025, our accumulated deficit was $388.8 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Operating Leases and Contractual Commitments

Our operating lease obligations mostly include offices, equipment, and distribution centers. Our contractual commitments are primarily inventory-related purchase obligations with suppliers.

Legal Contingencies

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the unaudited condensed consolidated statements of comprehensive income (loss).

Refer to Note 7. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information about our operating leases, purchase obligations, and legal contingencies.

Stock Repurchase Program

Our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in September 2024 and is expected to continue through December 31, 2026 unless extended or shortened by the Board of Directors. During the nine months ended September 28, 2025, we repurchased and subsequently retired 2.1 million shares of Arlo common stock for an aggregate amount of $26.8 million. As of September 28, 2025, $18.8 million remained available and authorized for future repurchases.

Cash Flow

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(In thousands)
Net cash provided by operating activities	$58,952	$44,634
Net cash provided by (used in) investing activities	(30,428)	11,229
Net cash used in financing activities	(24,544)	(35,830)
Net cash increase	$3,980	$20,033

Operating activities

Net cash provided by operating activities increased by $14.3 million for the nine months ended September 28, 2025 compared to the prior year period, primarily due to improved profitability, partially offset by unfavorable working capital movements as a result of (i) higher accounts receivable balances in connection with our subscription sales growth; and (ii) decreased accounts payable balances mainly due to timing of payments; partially offset by (i) higher inventory balances as we prepare for the holiday season and (ii) increases in deferred revenue due to the growth in our paid accounts and subscription rates.

Investing activities

Net cash used in investing activities increased by $41.7 million for the nine months ended September 28, 2025 compared to the prior year period, primarily due to higher net purchases of short-term investments, coupled with our strategic long-term investment in a privately-held company, as well as to a lesser extent, the increases in capitalized software development costs.

Financing activities

Net cash used in financing activities decreased by $11.3 million for the nine months ended September 28, 2025 compared to the prior year period, primarily due to the decrease in withholding tax from RSU and PSU releases as a result of the sell-to-cover method being applied to all Arlo employees for their tax withholding effective on January 1, 2025, partially offset by the stock repurchases.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 28, 2025, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 28, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART II: OTHER INFORMATION

Item 1.Legal Proceedings

We are, and from time to time, we may become involved in disputes, litigation and other legal actions in the ordinary course of business. We are not currently party to any claim or proceedings that, in the opinion of our management, are likely to have a material adverse effect on our financial position. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For additional discussion of certain risks associated with legal proceedings, see the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report.

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.” Except as set forth below, during the nine months ended September 28, 2025, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

The current international trade environment and related unfavorable macroeconomic conditions have adversely affected, and may continue to adversely affect, our business.

Substantial new U.S. and international tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

Current or future tariffs impacting our products, which are manufactured outside of the United States, have raised and may further raise our product costs. In addition, other trade restrictions could negatively impact our ability to obtain finished products from our ex-U.S. manufacturers and suppliers or other retaliatory trade measures may increase the costs of raw materials or finished goods, which could negatively impact our suppliers’ ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Tariff-related costs and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. Furthermore, ongoing uncertainty regarding trade disputes, tariffs and other geopolitical tensions between the United States and other countries, particularly in Asia, may also exacerbate unfavorable macroeconomic conditions, which may negatively impact international customer demand for our products or services and may lead to increased preference for local competitors.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the quarter ended September 28, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2025 - July 27, 2025	—	$—	—	$29,429,729
July 28, 2025 - August 24, 2025	283,700	$16.76	283,700	$24,736,795
August 25, 2025 - September 28, 2025	338,048	$17.51	338,048	$18,823,206
Total	621,748		621,748	$18,823,206
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

Item 5.    Other Information

Trading Arrangements

During the quarter ended September 28, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold		Expiration Date
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Adoption	August 21, 2025	(3)	X		136,248	(4)	April 3, 2026
Brian Busse, General Counsel	Adoption	August 15, 2025	(3)	X		236,292		November 20, 2026
Ralph Faison, Director	Adoption	August 27, 2025	(3)	X		100,000	(5)	November 27, 2026
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

(4)This plan covers shares underlying certain of Mr. Binder’s equity awards, and with respect to one such equity award, the actual number of shares to be sold will depend on (i) the shares granted to Mr. Binder in the first quarter of 2026 in settlement of his annual bonus (which is assumed to be achieved at 100% of target and settled using a price per share based on a 30-day average as of August 21, 2025, which was the adoption date of this plan), and (ii) state and federal tax rates applicable on the relevant vesting date. With respect to certain of the equity awards in this plan, Mr. Binder has designated certain target prices for the sale of shares, and if our stock is not trading at or above such target prices, the shares cannot be sold.

(5)The actual number of shares that may be sold under this plan is equal to the number of shares that remain unsold under Mr. Faison’s plan that was previously adopted on August 26, 2024 and disclosed in the Quarterly Report on Form 10-Q for the quarter ended September 29, 2024.

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

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1*	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended.				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
*	Indicates management contract or compensatory plan or arrangement.

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

Date: November 6, 2025