Form 10-K
period 2025-12-31
Arlo Technologies, Inc.
filed 2026-02-27
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from________to________

Commission file number: 001-38618
_______________

ARLO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
_______________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 29, 2025 was $1,454 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the New York Stock Exchange on June 27, 2025 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of the registrant's common stock held by each executive officer and director and certain entities that own 15% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 106,855,416 shares as of February 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Arlo Technologies, Inc.

FORM 10-K

For the Fiscal Year Ended December 31, 2025

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

•If we lose the services of key personnel or are unable to attract new qualified personnel, we may not be able to execute our business strategy effectively.

•We expect our results of operations to fluctuate on a quarterly and annual basis, which could cause our stock price to decline.

•If we fail to continue to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, if our products or services are not adopted as expected, or if we fail to successfully manage the introduction of such products or services, we will not be able to compete effectively and we will be unable to increase or maintain revenue and gross margin.

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

•We have an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that gives Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will continue to be a successful collaboration.

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

•If the U.S. insurance industry were to change its practice of providing incentives to homeowners for the use of home security services, we could experience a reduction in new subscriber growth or an increase in our subscriber churn.

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

•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

 Subscriptions and Services

Arlo Secure

Arlo Secure is our subscription service that provides advanced AI-based detection, DIY home security as well as professional monitoring, and an enhanced Emergency Response capability. These premium services boast support for unlimited household security devices, along with advanced AI object detection, and smarter, more interactive notifications. Additionally, the 24/7, one-touch Emergency Response is available with the Secure Premium plan, enabling Arlo users to directly dispatch first responders during an emergency for quicker action. Subscriptions of Arlo Secure are available with various Arlo cameras, home security, and doorbell products. The features of Arlo Secure subscriptions include:

•AI-powered Recognition and Detection – Leveraging advanced computer vision AI and recognition engines, Arlo Secure 6 provides event captions, video search, advanced video and audio detection capabilities so users can make informed decisions about their security and safety. Users can train Arlo AI to create personalized, custom detections to protect what matters most and can teach Arlo camera to recognize certain objects or changes in view to trigger custom notifications.

•Emergency Response – With one touch in the Arlo Secure App, users can directly dispatch fire, police, or medical responders to the camera’s location. If directed by the user, Arlo’s Emergency Response team can also provide critical location information to responders en route to better prepare them, such as gate codes, medical conditions of family members, and pet details.

•2K and 4K Cloud-based Video Recording – View 60 days of recordings securely stored on Arlo’s SmartCloud platform, for ultimate peace of mind and protection even if the device is damaged or stolen in a break-in, storm or other physical incident.

•Unlimited Cameras – Users can enjoy Arlo Secure service for all cameras in their home with one all-encompassing plan and can add newly purchased Arlo cameras for no additional service charge.

•Advanced Object Detection – Arlo processes and filters approximately 300 million events each day through advanced object detection backed by visual AI, allowing for better recognition of people, packages, vehicles, and animals to add key context to notifications and reduce unwanted alerts.

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

Arlo Total Security

Arlo Total Security is a comprehensive subscription service that offers 24/7 professional monitoring and security hardware with affordable monthly pricing and no upfront costs. At the heart of this innovative subscription service is Arlo’s Home Security System, which uses a first-of-its-kind, all-in-one multi-sensor capable of eight different sensing functions. With its all-in-one design, the Arlo multi-sensor can be placed anywhere—from walls to windows and doors, to underneath sinks and water heaters—to detect motion, door/window openings and tilt, water leaks, freezing temperatures, lighting changes and T3/T4 smoke/CO alarm audio sirens. Managed through the Arlo Secure App, the award-winning security system pairs with Arlo's advanced video security cameras, such as the Arlo Pro 6, to enable video verification by 24/7 Professional Monitoring security experts of an emergency situation – a growing requirement across municipalities to reduce false alarms and unnecessary utilization of emergency services.

Arlo Safe

Arlo Safe is a personal safety service with a panic button accessory featuring one-tap, 24/7 Emergency Response, family safety, and more. Ideal for everyone from city dwellers walking home at night, to college students out with friends, teenagers walking to/from school, daily commuters, or even elderly family members, Arlo Safe is an all-encompassing 24/7 personal safety solution for ultimate peace of mind while on the go. Features including 24/7 live agent emergency support, location sharing, family check-ins, and safety alerts provide on-the-go protection to keep the user safe in a time of need. Working in tandem with the Arlo Safe app, the Arlo Safe button can be used to alert safety experts and rapidly send emergency responders to the user’s location anytime, day or night.

Other Services

Arlo SmartCloud is a SaaS solution that delivers advanced smart security cloud services with Arlo Intelligence for businesses looking to rapidly integrate and deploy smart security at scale. Its comprehensive offering includes computer vision, multi-object detection, audio analysis, security services, scaled storage and numerous ecosystem integrations. Arlo SmartCloud is a fully managed robust global platform built for security, scalability, and reliability that can be deployed as part of advanced subscription services for hardware companies, automotive companies, service providers, insurance companies, home builders, smart communities, smart cities, traditional security companies, and other related verticals.

Products

Smart Security Devices

Arlo Essential Cameras and Doorbells, refreshed in the fourth quarter of 2025, deliver smart home protection for everyone at an incredible value. The new 2025 lineup features the Arlo Essential Pan Tilt powered security cameras with 360-degree coverage and 2K video resolution, as well as new versions of the Essential Battery-Powered, Essential Indoor and Essential XL Security Cameras with dual-band WiFi for expanded connectivity options. The Essential Video Doorbell with head-to-toe 180-degree field of view is also available with options for both 2K and HD video resolution. The all-new Essential cameras offer customers smart security protection with easy DIY setup at affordable price points. Additionally, each device features USB-C connections for easy re-charging, and a new quick set-up process for an even faster, easier onboarding experience.

Arlo Pro 6, released in the fourth quarter of 2025, is the latest generation of Arlo’s award-winning Pro Series wireless security cameras. Pro 6 is backed by the Arlo Secure App which features an updated, highly intuitive interface that streamlines access to critical tools like Emergency Response. With an expanded field of view, dual-band WiFi and extended battery life with the Pro 6 XL version, the new Pro Series security cameras provide a step-up value for customers looking for superior video quality and convenience features like swappable batteries.

Arlo Ultra 3, released in the fourth quarter of 2025, delivers ultimate protection with crisp 4K HDR video resolution, auto-zoom and tracking, and an expansive 180-degree field of view. Designed for elite-level security, the premium video capabilities of Ultra 3 combined with Arlo Secure’s advanced AI-capabilities such as custom detection and video search deliver maximum peace of mind for homes and businesses.

Arlo Floodlight Cameras, available in both a wire-free battery-powered model and a wired version that easily replaces conventional powered floodlights, brings powerful visibility with 2K HDR video resolution, a wide 160-degree field view, two-way audio, custom lighting configurations and a built-in siren to any home or small business. The introduction of the wired floodlight camera in the third quarter of 2024 offers an adjustable security camera with ultra-bright 2000 lumen articulating floodlights for flexible coverage where it is needed. The wired floodlight works with Amazon Alexa and Google Home for easy interaction, automation, and control.

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

Retailers. We sell to traditional and online retailers, either directly or through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, including digital and traditional media, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy, Walmart, Sam’s Club, Home Depot, Lowe’s and Costco.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, wireless carriers and broadcast channels. We sell directly to our distributors, including Synnex Corporation and D&H Distributing Company.

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

Security Solution Providers. We sell our products and services to security solution providers, including Verisure.

Arlo.com. In the third quarter of 2019, we launched our online direct to consumer store to sell our products directly to our customers. We also sell our subscription services, such as Arlo Secure, Arlo Total Security, and Arlo Safe, directly to consumers.

Agreements with Strategic Partners

We have several strategic partners who we engage with to provide our products and services to, and through whom we reach different geographies or markets. Verisure is the exclusive distributor of our products in Europe for all retail channels and direct channels in connection with Verisure’s security business. On April 25, 2024, Verisure notified us that it was exercising its right under the Supply Agreement to extend the term for another five years (through November 2029) with no minimum purchase obligations. Under the Supply Agreement, a purchase obligation is not deemed to exist until we receive and accept Verisure’s purchase order. For the year ended December 31, 2025, 32% of our total revenue was derived from Verisure. As of December 31, 2025, we had a backlog of $46.3 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

In June 2025, we entered into a partnership agreement with ADT, one of the largest security companies in North America. The partnership is designed to leverage ADT’s large customer base to expand Arlo’s subscriptions and services revenue stream. No revenue related to the partnership agreement with ADT was recognized in the year ended December 31, 2025.

Competition

We believe we are well-positioned to compete within the broader smart security market, both within and beyond the home as we continue to launch new services and product lines on our highly secure, globally-scaled platform. However, our market is highly competitive and evolving, and we expect competition to increase in the future. We believe the principal competitive factors impacting the market for our services and products include price, service offerings, functionality, brand, technology, design, distribution channels and customer service.

We believe that we compete favorably in these areas based on our market position in the U.S. consumer network connected camera systems market, best-in-class technology, direct relationship with users and user engagement, trusted Arlo platform, strong Arlo brand and channel partners and deep strategic partnerships with key suppliers, such as Infineon Technologies Americas Corp, OmniVision Technologies Inc., Realtek Semiconductor Corp, and Qualcomm Incorporated. Moreover, our focus on building a smart security platform, combined with our leadership in innovation in the consumer network connected camera systems market, has led to the strength of our Arlo brand worldwide. We believe this focus allows us to compete favorably with companies that have introduced or have announced plans to introduce smart security services and devices. Nevertheless, the smart security market remains highly competitive, and has a multitude of participants, including: large global technology companies, such as Amazon (Blink and Ring) and Google (Nest); security service vendors, such as ADT; telecom service providers, such as AT&T, Verizon, and Comcast; and other companies, such as TP Link, Eufy, and Wyze.

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

As of December 31, 2025, our research and development staff consisted of 186 employees, located in our offices worldwide, and was comprised of front-end and back-end software engineers, radio frequency engineers, electrical engineers, mechanical engineers, system test engineers, computer vision scientists and data analysis engineers, UX and industrial design engineers and mobile app developers. We also engage and contract with certain third parties, such as ITS Partner LLC, e-Infochips Ltd., and Elinext Software Ltd. on research and development. We intend to continue to invest in research and development to expand our platform and capabilities in the future.

Manufacturing

While all of our products are primarily designed in North America, we currently outsource manufacturing to Foxconn Cloud Network Technology Singapore Pte. Ltd., Tonly Technology Co., Ltd, Alpha Networks Inc., Pegatron Corporation, and Chicony Electronics Co., Ltd., which are all headquartered in Asia. Although we do not have any long-term purchase contracts, we have executed master product supply agreements with these manufacturers, which typically provide indemnification for intellectual property infringement, epidemic failure clauses, agreed-upon price concessions, division of each party’s intellectual property and product quality requirements. As we expand our product portfolio, we continue to explore new potential manufacturing partners that may provide us with competitive advantages on technology and cost. Since we outsource our manufacturing, we have the flexibility and ability to adapt to market changes, product supply and component pricing while keeping our costs low. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization based in Vietnam and Taiwan, which is responsible for auditing and inspecting process and product quality on the premises of our manufacturers. Our strategic relationships with our manufacturers are an important component of our ability to introduce new products and grow our business.

We focus on driving alignment of our product roadmaps with our manufacturers and determining what we can do collectively to reduce costs across the supply chain. Our operations teams based in the United States, Canada, Ireland, Taiwan, and Vietnam coordinate with our manufacturers’ engineering, manufacturing and quality control personnel to develop the requisite manufacturing processes, quality checks and testing and general oversight of the manufacturing activities. We believe this model has enabled us to quickly and efficiently deliver high-quality and innovative products, while enabling us to minimize costs and manage inventory.

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam, Thailand, and Indonesia, and shipped to our logistics hubs in the United States, Hong Kong, and Australia. Our operations team coordinates with our manufacturers to ensure that the shipment of our products from the manufacturers to these logistics hubs meets customer demand.

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

Customer Care

We provide global customer care to Arlo users through a range of communication channels, including phone, chat, email, social media, the Arlo Community, and self‑service options such as knowledge‑base articles, how‑to videos, and technical documentation on our website. We believe that timely, responsive support—combined with accessible educational content—helps drive ongoing user engagement, build loyalty to our brand, and provide valuable insight into the evolving needs of our users.

The Arlo Community continues to be a highly effective and efficient platform for peer‑to‑peer support, product education, and real‑time user feedback. We regularly analyze user interactions and feedback from all channels and share these insights with our product, design, and engineering teams to help inform future enhancements to our products and services.

To support our global user base, we manage and continually optimize our service operations through a combination of Arlo employees and subcontracted, outsourced resources. As our installed base expands across new geographies, product categories, and technologies, we remain focused on building a scalable, flexible support infrastructure that enables users to reach us through the channels that are most convenient and efficient for their needs.

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

We currently hold 146 issued United States patents, 54 pending United States patent applications, 107 international patents, including patents issued by China and the EU, 40 pending patent applications outside of the United States. All the patents and patent applications generally relate to certain aspects of our hardware devices, accessories, software and services. We continually review our development efforts to assess the existence and patentability of new intellectual property.

We also pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. We currently have six registered trademarks and six pending trademark applications in the United States, as well as 110 registered trademarks and 8 pending trademark applications outside of the United States. We currently hold trademark registrations for “ARLO” in 13 countries: the United States, Argentina, Australia, Brazil, Canada, Chile, China, Japan, Mexico, New Zealand, Peru, Singapore, and Trinidad and Tobago, as well as the World Intellectual Property Organization. For more information, see “Risk Factors-Risks Related to Our Business-If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.”

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

Environmental, Social, and Governance

We believe that responsible and sustainable business practices support our long-term success and strive to proactively manage and address the environmental, social, and governance (“ESG”) topics most important to our stakeholders. We have integrated ESG considerations into many of our business practices and policies, and work together with our customers, suppliers, and strategic partners to promote improvement in human rights, labor, environment, health and safety, anti-corruption, ethics and management system standards within our operations and our supply chain. For more information on ESG, including our climate and energy-usage performance, see our recently published ESG report on our website at https://www.arlo.com/en-us/esg-report.html.

Human Capital Resources

Our vision—to bring peace of mind by connecting and protecting what people care about most, drives everything we do, including how we build and develop our team. As a rapidly scaling SaaS company our success depends on attracting, developing, and retaining exceptional talent who can execute on our ambitious growth targets while maintaining our culture of innovation and customer focus.

Workforce Composition and Strategic Talent

Our Workforce

As of December 31, 2025, we employed approximately 376 full-time employees, of which 64% were based in the United States, and 36% were based in other global regions, such as Canada, Australia, Taiwan, India, and Ireland. Our geographic distribution enables 24/7 platform operations and access to world-class engineering talent.

Talent Development

We nurture and develop our talent through carefully crafted processes that drive culture and performance. We aim to have the right people in the right roles at the right time to drive our business outcomes. Key development areas include:

•Technical skills training
•Leadership programs to prepare managers for scaling teams
•Cross-functional collaboration
•Performance management tied to both company metrics and individual contributions

Culture and Belonging

We work hard to attract and retain exceptionally talented and ethical employees from all backgrounds, and we're proud of the culture we've built. Our vision—to bring peace of mind by connecting and protecting what people care about most—guides our culture and how we work together. We believe that delivering an exceptional customer experience starts with our values and how we treat each other.

Serving our global customer base requires a workforce where everyone feels they belong and are listened to. It matters to us that each of our employees' voices and expertise are heard and valued. We believe that when our workplace encourages employees to fully participate in a collaborative environment, we deliver better outcomes for our customers. Arlo is an equal opportunity workplace, recruiting talent based on merit, qualifications, personality, and skills from candidate pools that reflect the communities we serve.

We host regular events and forums with guest and internal speakers. These events provide a platform for dialogue and listening—an opportunity for every employee to learn, discuss, and appreciate differences between colleagues as we continue to reflect the customers we serve. We work to foster a highly engaged and energized workplace, where everyone is treated with dignity and respect. We maintain strong working relationships with our employees, as evidenced by our regular employee engagement surveys, and we have not experienced any material labor disputes.

Compensation and Benefits

We provide our employees with compensation that is market-competitive, internally equitable, and performance-based. Given our need to compete for specialized talent, we benchmark against technology companies to ensure our compensation packages attract and retain top talent.

We recognize that our people are most likely to thrive when they have the resources to meet their needs and the time and support to succeed in their professional and personal lives. Our compensation philosophy includes:

•Base Salaries: Competitively positioned for critical technical and commercial roles
•Performance Bonuses: Tied to company performance metrics as well as individual contributions
•Equity Compensation: Ensuring employees participate in the long-term value creation as our company grows
•Comprehensive Benefits: A wide variety of health, wellness, and professional development benefits for employees around the world

We invest in tools, classes, programs, and resources designed to support our employees' individual growth and development, helping them build the skills needed to scale our platform and achieve our long-range goals.

Health and Safety

We work to protect the health and safety of our employees across all of our global locations. We identify potential workplace risks to develop measures that mitigate possible hazards and follow all applicable health and safety regulations and training requirements.

We support employees with general safety, security, and crisis management training, as well as harassment prevention training. We put specific programs in place for those working in potentially high-risk environments.

Employee Engagement

We believe that open and honest communication among team members, managers, and leaders helps create a collaborative work environment where everyone can contribute, grow, and succeed. This is essential as we execute on our long-range goals.

Our leadership is committed to consistent communication. We hold regular all-hands meetings and fireside chats where employees can engage directly with our executive team on business strategy, company performance, and employee-related matters.

Employees are encouraged to bring questions, feedback, and concerns to their managers. We conduct regular surveys that gauge employee sentiment in areas like career development, manager performance, workplace culture, and career growth opportunities.

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

If we lose the services of key personnel or are unable to attract new qualified personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance, and senior management personnel and our ability to attract new qualified personnel, including in new markets we may enter. The competition for qualified personnel with significant experience in the design, development, manufacturing, marketing, and sales in the markets in which we operate is intense, both where our U.S. operations are based, including Silicon Valley, and in global markets in which we operate. This competition for labor has made it more challenging to locate candidates with the desired talents, particularly in emerging technologies. Our inability to attract qualified personnel, including hardware and software engineers and sales and marketing personnel, could delay the development and introduction of, and harm our ability to sell, our products and services. In addition, decreases in our stock price may negatively affect our efforts to attract and retain qualified personnel.

Changes to U.S. immigration policies that restrict our ability to attract and retain technical personnel may negatively affect our research and development efforts. For example, obtaining and maintaining a work visa, especially in the United States, has become significantly more difficult and costly, making it challenging to source qualified personnel from other countries or even to hire those already in the United States on current visas. Regulatory requirements may also create risks in our ability to recruit and retain key personnel. We will continue to replace key personnel, from within or looking outside, wherever we find the best candidates.

We may be at a disadvantage to larger companies with greater brand recognition or financial resources, to competitors with faster growth rates or higher valuations, or to start-ups or other emerging companies in trending market sectors. Efforts we engage in to establish operations in new geographies where additional talent may be available, potentially at a lower cost, may be unsuccessful or fail to result in the desired cost savings or quality. We may also recruit talent for remote positions, which also comes with challenges, including with respect to retention, collaboration, training, and corporate culture. If we are unable to attract and retain qualified management and key personnel when and where they are needed or to develop our remote workforce, our ability to operate and grow our business could be impaired. Moreover, if we are not able to properly balance investment in personnel with sales, our profitability may be adversely affected.

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

If we fail to continue to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, if our products or services are not adopted as expected, or if we fail to successfully manage the introduction of such products or services, we will not be able to compete effectively and we will be unable to increase or maintain revenue and gross margin.

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

In order to differentiate our products and services from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development. We have committed a substantial amount of resources to the manufacture, development and sale of our Arlo Secure services and our wire-free smart Wi-Fi cameras, advanced baby monitors, and smart lights, and to introducing additional and improved models in these lines. In addition, we plan to continue to introduce new categories of smart security devices to the Arlo platform in the near future. If our existing products and services do not continue, or if our new products or services fail, to achieve widespread market acceptance, if existing customers do not subscribe to our paid subscription services such as Arlo Secure or Arlo Total Security, if those services do not achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the smart security market, as well as in the related market in the small business segment, our future growth may be slowed and our business, results of operations, and financial condition could be materially and adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. For example, customers may choose to forego purchasing existing products or services in advance of new or anticipated product and services launches, and we may experience higher returns from users of existing products or increases in credit issuances under our price protection policy. In addition, new or enhanced products or services may have varying selling prices and costs compared to legacy products and services, which could negatively impact our brand, gross margins and operating results. It is possible that Arlo may not be as successful with its new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially and adversely affected. Also, we may not be able to respond effectively to new product or service announcements by our competitors by quickly introducing competitive products and services.

Development of new or enhanced products and services may require significant time and financial investment, which could result in increased costs and a reduction in our profit margins. For example, we have historically incurred higher levels of sales and marketing expenses accompanying product and service introductions. In addition, as we introduce new or enhanced products and services, we may face additional challenges managing a more complex supply chain and manufacturing processes, including the time and cost associated with onboarding and overseeing additional suppliers, third-party retailers and manufactures or challenges managing the reduction in supply from, or off-boarding of, suppliers, manufacturers, supply chain partners and third-party retailers. Additionally, we may face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products, among other things.

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

Although we have recorded a net income of $14.9 million for the year ended December 31, 2025, we have a history of losses and may continue to incur operating and net losses for the foreseeable future. As of December 31, 2025, our accumulated deficit was $383.0 million. We had historically maintained a Loan and Security Agreement with Bank of America, N.A., which expired and automatically terminated on October 27, 2024. On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of December 31, 2025, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes. Refer to Note 6, Revolving Credit Facility in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further details on the Credit Agreement.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors include Amazon (Blink and Ring), Google (Nest), Canary, D-Link, Foxconn Corporation (Belkin), Night Owl, Samsung, SimpliSafe, Swann, TP Link, Eufy, and Wyze. Other competitors include numerous local vendors such as Netatmo, Logitech, Bosch, Instar, and Uniden. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Many of our existing and potential competitors have longer operating histories, greater brand recognition, and substantially greater financial, technical, sales, marketing, and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets.

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

We have an asset purchase agreement (the “Asset Purchase Agreement”) and supply agreement (the “Supply Agreement”) with Verisure Sàrl (“Verisure”) that gives Verisure exclusive marketing and distribution rights for our products in Europe as well as the ability to sell our products through their direct channel globally. We cannot provide assurance that the arrangement with Verisure will continue to be a successful collaboration.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. These information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists, threat actors, “hacktivists,” personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors and other external parties. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products and services.

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

Our products and services may contain unknown security vulnerabilities. We take steps to detect and remediate vulnerabilities, but we have not always been able in the past and may not be able in the future to detect and remediate all vulnerabilities in our information technology systems (including our products) because such threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremedied high risk or critical vulnerabilities pose a material risk to our business. For example, the firmware, software, and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking, unauthorized manipulation, or misuse. In addition, we offer a comprehensive online cloud management service, Arlo Secure, paired with our end products, including our cameras, baby monitors, and smart lights, and in 2019, we launched our direct to consumer store to sell our products directly to our customers. If malicious actors compromise this cloud service or our direct to consumer store, or if customer confidential information is accessed without authorization, our business will be harmed. Operating an online cloud service and direct to consumer store are a relatively new businesses for us, and we may not have the expertise to properly manage risks related to data security and systems security. We rely on third-party providers for a number of critical aspects of our cloud services and customer support, including web hosting services, billing, and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information about our company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI and machine learning (“AI/ML”) platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. For example, we use AI/ML in our products and services, and if such AI/ML-based outputs are deemed to be biased, we could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liability.

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

If the U.S. insurance industry were to change its practice of providing incentives to homeowners for the use of home security services, we could experience a reduction in new subscriber growth or an increase in our subscriber churn.

It has been common practice in the U.S. insurance industry to provide a reduction in rates for policies written on residences that have certain home security systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise may not feel the need for home security services would be removed from our potential subscriber pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our churn and reduce the life time value of our customers. In either case, our results of operations and growth prospects could be adversely affected.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the social media company and prohibited the social media company from transferring personal data to the United States. Regulators in the United States such as the Department of Justice are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the U.S. Department of Justice’s rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI/ML to assist us in making certain decisions, which are regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. We also use AI/ML technologies, including generative AI and automated decision-making technologies in our products and services. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Further, countries and states are applying their data and consumer protection laws to AI technologies, and particularly generative AI. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed or enacted laws governing AI/ML, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission (“FTC”) has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege such companies have violated privacy and consumer protection laws. If we cannot use AI/ML or are restricted in the use of AI/ML, our business may be less efficient, or we may be at a competitive disadvantage.

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

We sell a substantial portion of our products through traditional and online retailers, including Amazon, Best Buy, Walmart, Sam’s Club, Home Depot, Lowe’s and Costco; and to security solutions providers, including Verisure and its affiliates. For the year ended December 31, 2025, we derived 32% of our revenue from Verisure and its affiliates. In addition, we sell to wholesale distributors, including Synnex Corporation and D&H Distributing Company. We expect that a significant portion of our revenue will continue to come from sales to a small number of such retailers, distributors, and other channel partners. In addition, because our accounts receivable are often concentrated within a small group of retailers, distributors, and other channel partners, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of retailer and distributor channel partners fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with our retailers, distributors and other channel partners. Verisure had an aggregate purchase commitment of $500.0 million during a five-year period that commenced January 1, 2020 and was fulfilled in 2024. However, on April 25, 2024, Verisure notified us that it was exercising its right under the Supply Agreement to extend the term of the Supply Agreement for another five years (through November 2029) with no minimum purchase obligations. In the absence of the minimum purchase obligations, we have experienced lower purchase volumes from Verisure. If we are unable to maintain and expand our revenue from Verisure, our revenue, business, results of operations, financial condition and cash flows may be materially and adversely affected. Verisure and our other retailers, distributors and other channel partners could decide at any time to discontinue, decrease, or delay their purchases of our products. If our retailers, distributors, and other channel partners increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product orders would be compromised. These channel partners have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. Our ability to maintain strong relationships with these channel partners is essential to our future performance. If any of our major channel partners reduce their level of purchases or refuse to pay the prices that we set for our products, our revenue and results of operations could be harmed. The traditional retailers that purchase from us have faced increased and significant competition from online retailers. If our key traditional retailers continue to reduce their level of purchases from us, our business, results of operations, and financial condition could be harmed.

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

We have spent, and expect to continue to spend, significant amounts on advertising and other marketing campaigns, such as television, print advertising, and social media, as well as increased promotional activities, to acquire new customers. For the years ended December 31, 2025 and 2024, sales and marketing expenses were $84.8 million and $73.7 million, respectively, representing approximately 16% and 14% of our revenue, respectively. While we seek to structure our advertising campaigns in the manner that we believe is most likely to encourage people to purchase our products and services, we may fail to identify advertising opportunities that satisfy our anticipated return on advertising spend as we scale our investments in marketing or to fully understand or estimate the conditions and behaviors that drive customer behavior. If any of our advertising campaigns prove less successful than anticipated in attracting customers, we may not be able to recover our advertising spend, and our revenue may fail to meet market expectations, either of which could have an adverse effect on our business. There can be no assurance that our advertising and other marketing efforts will result in increased sales of our products or services.

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

Instability in geographies where we have operations or where we derive amounts of revenue could have a material adverse effect on our business, customers, operations and financial results.

Economic, civil, military and political uncertainty exists and may increase in regions where we operate and derive our revenue. Various countries in which we operate are experiencing and may continue to experience military action and civil and political unrest. We have operations in the emerging market economies of Eastern Europe. In late February 2022, Russian military forces launched significant military action against Ukraine. The conflict remains ongoing. The impact to Belarus, Russia and Ukraine, as well as actions taken by other countries, including new and stricter export controls and sanctions by Canada, the United Kingdom, the European Union, the U.S. and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions and military actions, could have a material adverse effect on our product development timelines and increase our research and development expenditure. To date we have not experienced any material interruptions in our operations there.

Global geopolitical, economic and business conditions could materially and adversely affect our revenue and results of operations.

Our business has been, and may continue to be, affected by a number of factors that are beyond our control, including but not limited to general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for smart security products. Our products and services may be considered discretionary items for our consumer and small business end-users. A severe and/or prolonged economic downturn, geopolitical conflicts, inflation, supply chain disruptions, high interest rates, the housing and mortgage markets, energy costs, unemployment trends, fluctuating consumer confidence, or current financial conditions within the banking industry, including the effects of recent failures of financial institutions, among other things, could adversely affect our customers’ financial condition and their levels of business activity. As a result of stimulus programs put in place in recent years, the U.S. and many countries are currently experiencing an inflationary environment. In addition, although the U.S. Federal Reserve recently lowered interest rates, in the past it has raised, and may again raise, interest rates in response to concerns about inflation, which in turn has negatively impacted equity values. The U.S. capital markets experienced and continue to experience volatility and disruption due to geopolitical conflicts and inflationary pressures. Weakness in, and uncertainty about, global economic conditions may also cause businesses to postpone spending in response to tighter credit, high interest rates, inflation, lower consumer confidence, negative financial news and/or general declines in income or asset values, which could have a material negative effect on the demand for our products and services.

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China may continue to put negative pressure on global economic conditions. If conditions in the global economy, including in Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could materially and adversely affect our business, results of operations, and financial condition. Political developments impacting government spending and international trade, including future government shutdowns in the United States or elsewhere, debt ceiling negotiations, actual or potential government shutdowns, armed, geopolitical conflicts, retaliatory actions, treaties, increased barriers, policies favoring domestic industries, increased import or export licensing requirements or restrictions, trade disputes and tariffs, including the U.S.’s ongoing trade disputes with China and other countries, inflation, and high interest rates, may adversely impact markets and cause weaker macroeconomic conditions. The continuing effect of any or all of these political or other uncertainties could adversely impact demand for our products and services, harm our operations and weaken our financial results. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially and adversely affect our business, results of operations, and financial condition. In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects, including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency, and fixed income markets, instability in the stock market, and high unemployment.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into non-U.S. jurisdictions may be impacted by factors such as ongoing supply chain disruptions, an increase in duties, tariffs, or other restrictions on trade; raw material shortages, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products. Further, the imposition of and changes in the U.S.' and other governments' duties, trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between U.S. and China and evolving relations with Russia due to the ongoing conflict between Russia and Ukraine, create uncertainty regarding our ability to market and distribute our products into non-U.S. jurisdictions and any failure to effectively anticipate or respond to such events could materially and adversely affect our business, results of operations, and financial condition.

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

In recent years, the U.S. government has imposed increases to the ad valorem duties applicable to certain products imported from China, including increases of 10% or more for some items. We are actively addressing the risks related to these additional duties, which have affected, or have the potential to affect, at least some of our imports from China. For example, our tariff costs increased by $13.5 million for the year ended December 31, 2025 compared to the prior year, which accounted for the decline of 6.3% in products gross margin. Although we have already taken steps to mitigate these risks, including by moving our manufacturing and assembly to Vietnam and other areas in the Asia Pacific region outside of China, if these duties are imposed, the cost of our products may increase. These duties may also make our products more expensive for consumers, which may reduce consumer demand. We may need to offset the financial impact by, among other things, moving even more of our product manufacturing to other locations, modifying other business practices or raising prices. If we are not successful in offsetting the impact of any such duties, our revenue, gross margins, and operating results may be materially and adversely affected.

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

Moreover, for the year ended December 31, 2025, we derived 32% of our revenue from Verisure and its affiliates. Beginning in the year ended December 31, 2025 through November 2029, Verisure will no longer be subject to minimum purchase obligations under our Supply Agreement. If we are unable to maintain and expand our revenue from Verisure, our revenue, business, results of operations, financial condition and cash flows may be materially and adversely affected.

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. In addition, the longer lead time for certain of our components presents challenges in our efforts to manage component inventory, as our third-party manufacturers procure such components based on our then-current forecast of demand for our products. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively, we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand, leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery, or have to ship products by air freight to meet immediate demand, thereby incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margin.

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

International sales comprise a significant amount of our overall revenue. International sales were 38% and 50%, of overall revenue for the years ended December 31, 2025 and 2024, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of risks, including but not limited to:

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

In addition, we have had to redesign certain of our products to comply with evolving foreign regulations and may have to do so in the future, which has caused manufacturing delays and may in the future cause further delays and have a negative impact on our manufacturing costs and supply chain management. We are also required to comply with local environmental legislation, and those who sell our products rely on this compliance in order to sell our products. If those who sell our products do not agree with our interpretations and requirements of new legislation, they may cease to order our products and our business, results of operations, and financial condition could be materially and adversely affected.

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

Under the current U.S. administration, tariffs, and retaliatory tariffs imposed by other nations, have created a dynamic and unpredictable trade landscape, which is adversely impacting, and may continue to adversely impact, our business.

Current or future tariffs impacting our products, which are manufactured outside of the United States, have raised and may further raise our product costs. In addition, other trade restrictions could negatively impact our ability to obtain finished products from our ex-U.S. manufacturers and suppliers or other retaliatory trade measures may increase the costs of raw materials or finished goods, which could negatively impact our suppliers’ ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Tariff-related costs and supply chain disruptions may lead to reputational harm if we are unable to deliver products or services on expected timelines or if any price increases are poorly received by customers or business partners. Furthermore, ongoing uncertainty regarding trade disputes, tariffs and other political tensions between the United States and other countries, including in Asia, may also exacerbate unfavorable macroeconomic conditions, which may negatively impact international customer demand for our products or services and may lead to increased preference for local competitors.

While we continue to monitor these developments, the full impact of these risks remains uncertain, and any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have heightened, and may continue to heighten, the risks related to the other risk factors described in this Annual Report on Form 10-K.

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

From time to time, we may undertake acquisitions or engage in other strategic transactions to add new product and service lines and technologies, acquire talent, gain new sales channels, or enter into new sales territories. We have evaluated and expect to continue to evaluate a wide array of potential acquisitions and strategic transactions as part of our growth strategy. Acquisitions and other strategic transactions involve numerous risks and challenges, including relating to: the successful integration of an acquired business, product, service, technology or talent; entering into new territories or markets with which we have limited or no prior experience; establishing or maintaining business relationships with new retailers, distributors, or other channel partners, vendors, and suppliers; maintaining customers on terms similar to, or better than, those in place with the acquired business; the diversion of our management’s time and attention from current operations; unanticipated costs; legal and regulatory challenges; equity or debt financing transactions to finance an acquisition, including potential dilution to stockholders, the incurrence of debt or the failure to obtain satisfactory financing terms; the failure of due diligence to identify significant issues associated with or arising out of an acquisition or other strategic transaction, such as the quality of a new product or technology, issues related to financial reporting or accounting practices, unknown liabilities or noncompliance with foreign laws and regulations; potential post-closing disputes; our inability to fully realize the expected financial or strategic benefits of an acquisition or other strategic transaction in the timeframe expected or at all; the failure to retain acquired talent; employee retention costs; adverse tax consequences; and the failure to maintain our internal controls and systems. Any of these risks and challenges could adversely impact our business, financial condition and results of operations.

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

Since 2010, the Federal Communications Commission (the “FCC”), has considered whether and how to adopt network neutrality rules barring internet providers from blocking or slowing down access to online content, protecting services like ours from such interference. In 2018, the FCC issued an order that overturned earlier rules and largely deregulated broadband internet access services and on April 24, 2024, the FCC adopted an order that substantially reinstated earlier rules that treated broadband internet access service as a telecommunications service subject to rules prohibiting discrimination and unreasonable practices, including blocking and slowing down access to online content. On January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit issued a decision overturning the FCC order. A petition for rehearing of the decision filed by proponents of network neutrality was denied on March 11, 2025, and the parties did not seek Supreme Court review. As a result of those decisions, the FCC’s 2018 rules went back into effect.

Under the FCC’s 2018 rules, broadband internet access providers may be able to interfere with our services, extract fees from us to deliver our solution, or otherwise engage in discriminatory practices, and accordingly, our business, results of operations, and financial condition could be materially and adversely affected. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices that could impede our domestic and international growth, cause us to incur additional expense, or otherwise materially and adversely affect our business, results of operations, and financial condition.

In addition, a number of states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. After a federal court judge denied a request for a preliminary injunction against California’s state-specific network neutrality law, California began enforcing that law on March 25, 2021. A number of other states have adopted or are adopting or considering legislation or executive actions that would regulate the conduct of broadband providers. A similar law in Vermont is subject to a pending challenge, but went into effect on April 20, 2022. We cannot predict whether other state initiatives will be enforced, modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC.

Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

Factors that could materially affect our future effective tax rates include, but are not limited to:

•changes in tax laws or the regulatory environment;

•changes in the valuation allowance against deferred tax assets;

•increases in interest and penalties related to income taxes;

•changes in accounting and tax standards or practices;

•changes in the composition of operating income by tax jurisdiction; and

•changes in our operating results before taxes.

For example, the U.S. government recently enacted legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), that (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service (“IRS”) and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed, modified or sunset in future years.

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

As of December 31, 2025, our U.S. federal and state net operating loss carryforwards were approximately $83.8 million and approximately $79.5 million, respectively. The federal net operating loss carryforwards reflect the impact of the current-year tax loss. State net operating loss carryforwards reflect the effects of current-year tax loss in certain jurisdictions and utilization in other jurisdictions during the year. Moreover, our U.S. federal and state research and development tax credits were approximately $14.7 million and approximately $13.8 million, respectively. These balances reflect the increase during the year as a result of credits generated in the current year, with no expected utilization of federal or state credits during the period. The utilization of our net operating loss and tax credit carryforwards may be subject to annual limitation due to ownership changes as provided by Sections 382 and 383 of the Code and similar state provisions. Such an annual limitation could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. In the event that we experience ownership changes due to future transactions in our stock, the utilization of net operating loss and tax credit carryforwards to reduce our future taxable income and tax liabilities may be limited, which could affect our profitability.

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

In addition, the Organization for Economic Co-operation and Development has been working on new laws on the taxation of the digital economy to provide taxing rights to jurisdictions where the customers or users are located. Some countries have enacted, and others have proposed new laws to tax digital transactions. These developments may result in material impacts to our financial statements.

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

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as value-added tax (“VAT”) or goods and services tax (“GST”). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest, and penalties. While we believe we are in compliance with local laws, we can provide no assurance that tax and customs authorities will agree with our reporting positions and upon audit such tax and customs authorities may assess additional taxes, duties, interest, and penalties against us. Adverse action by any government agencies related to indirect tax laws could materially and adversely affect our business, results of operations and financial condition.

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

Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to climate change, severe weather events, and other natural catastrophic events, could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

Our products are manufactured and packaged for retail sale by our manufacturers mostly in Vietnam and shipped to our logistics hubs located in the United States and Australia. Our operations teams based in the United States, Ireland, Taiwan, and Vietnam coordinate with our manufacturers’ engineering, manufacturing and quality control personnel to develop the requisite manufacturing processes, quality checks and testing and general oversight of the manufacturing activities. We believe this model has enabled us to quickly and efficiently deliver high-quality and innovative products, while enabling us to minimize costs and manage inventory.

In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including hurricanes, tornadoes, flooding, drought, wildfires, damaging winds, earthquake, and extreme temperatures, or other natural disasters. Certain of these events may become more frequent or intense as a result of climate change, or other environmental or social issues, which may in some instances also contribute to chronic changes such as sea-level rise or changes to meteorological or hydrological patterns that may also disrupt our or our suppliers’ operations or otherwise adversely impact our business. Such disruption could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. If any such disruptions occur in a region from which we derive a significant portion of our revenue, such as metropolitan areas of North America, particularly during periods of peak sales demand, customers in that region may delay or forgo purchases of our products and services or cancel existing subscriptions, which may harm our results of operations. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk. All of the aforementioned risks may be augmented if the disaster recovery plans for us, our third party partners or our suppliers prove to be inadequate.

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

We are subject to payment processing risk.

We rely on a variety of payment methods to collect funds from our customers, including bank transfers such as wire transfers and ACH, credit and debit cards, gift cards, lines of credit, “buy now pay later” financial products, and online wallets. We rely on internal systems as well as those of third-party payment processors to facilitate payment. The acceptance and processing of these payment methods are subject to applicable rules and regulations and involves the payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, or changes to rules or regulations governing payment processing, our revenue, operating expenses and results of operation could be adversely impacted. We rely on our third-party payment processors to bill directly to customers on our behalf. If these processors become unwilling or unable to continue providing services to us, we would need to transition to alternative providers or adopt new methods of collecting payments, which could increase costs and adversely impact customer acquisition and retention. In addition, from time to time, we encounter fraudulent transactions or misuse of payment methods. If we are unable to effectively detect, prevent, and manage fraudulent activity, our results of operation could be adversely affected and our brand and consumer perceptions could be harmed.

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

The 11,747,250 shares of our common stock sold in the IPO are freely tradable in the public market. On December 31, 2018, NETGEAR completed a special stock dividend (the “Distribution”) to its stockholders of the 62,500,000 shares of our common stock that it owned. As of December 31, 2025, we have 105,030,947 shares of common stock outstanding.

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

•the implementation of a new stock repurchase program;

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

Stock repurchases could increase the volatility of the trading price of our common stock and diminish our cash reserves, and we cannot guarantee that any stock repurchase program we implement will enhance long-term stockholder value.

In September 2024, our Board of Directors approved a stock repurchase program of up to an aggregate of $50 million of shares of our common stock, which has been fully implemented and completed as of December 31, 2025. Repurchases under this program were made through open market purchases in a manner deemed in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of our common stock. Although we fully implemented our stock repurchase program as of December 31, 2025, we may authorize additional stock repurchase programs in the future.

Repurchases of our shares could increase the volatility of the trading price of our stock, which could have a negative impact on the trading price of our stock. Similarly, the future announcement of a new stock repurchase program or the termination or suspension of such stock repurchase program, or our decision not to utilize the full authorized repurchase amount under such stock repurchase program, could result in a decrease in the trading price of our stock. In addition, any future stock repurchase program could have the impact of diminishing our cash reserves, which may impact our ability to finance our growth, complete acquisitions and execute our strategic plan. There can be no assurance that any share repurchases we do elect to make will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased our shares. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. Although stock repurchase programs are intended to enhance long-term stockholder value, we cannot guarantee that any stock repurchase program we implement will do so, and short-term stock price fluctuations could reduce the effectiveness of any such stock repurchase program.

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

As a public company, we are required to document and test our internal control over financial reporting in order to satisfy the requirements of rules and regulations of the SEC regarding compliance with Section 404 of the SOX Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting We are required to provide our independent registered public accounting firm’s annual report addressing the effectiveness of internal control over financial reporting. During the course of our testing, we have in the past and may in the future identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404 of the SOX Act. Although we have been able remediate our previously identified material weakness, there is no assurance that additional material weaknesses will not occur or that we will be able to remediate any additional material weaknesses in time to meet the applicable Section 404 compliance deadline. Testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations under Section 404 of the SOX Act to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming, and costly. Additionally, if we identify any additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 of the SOX Act in a timely manner, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our Chief Technology Officer, Vice President of Cybersecurity, as well as Engineering, Legal, Risk Management teams, together with our third-party service providers, help identify, assess and manage our cybersecurity threats and risks, including through the use of our cybersecurity risk assessment program. In doing so, they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, automated and manual tools, third party threat assessments and intelligence feeds, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and the industry’s risk profile, evaluating reported threats, performing internal and external audits, conducting assessments for internal and external threats, conducting assessments to identify vulnerabilities, and tabletop incident response exercises.

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

Governance

Our Cybersecurity and Privacy Committee, at the direction of and on behalf of the Board of Directors, addresses our cybersecurity risk management as part of its general oversight function. Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of management, including our Chief Technology Officer, who has over 30 years of Engineering/Technology/Security experience, our Vice President of Cybersecurity, who has over 25 years of Technology/Infrastructure/Security experience and maintains the Certified Information Security Manager and Certified Information Systems Security Professional certifications, and our Senior Director of Privacy who brings 25 years of Audit/Compliance/Privacy experience and holds the Certified Information Privacy Manager and Certified Information Privacy Professional/US certifications and the Fellow of Information Privacy designation from the International Association of Privacy Professionals.

The Chief Technology Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Chief Technology Officer and the Senior Director of Privacy are also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Additionally, the Cybersecurity and Privacy Committee reviews and has oversight over these functions.

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

Item 2. Properties

We are a global company with corporate headquarters located in Carlsbad, California, where we occupy a facility totaling approximately 36,700 square feet under a lease that expires in June 2033. We also lease offices in Milpitas and Irvine, California, which we primarily use for principal research and development (“R&D”), sales and marketing (“S&M”), and general and administrative (“G&A”).

Our international principal R&D, S&M, and G&A facilities are located in leased offices in Cork (Ireland). We also lease facilities in Richmond (Canada) for R&D, as well as in Taipei (Taiwan) for R&D and operations.

In addition, we use third parties to provide warehousing services to us, consisting of facilities in Southern California, Texas, Mexico, Hong Kong, and Australia.

Item 3. Legal Proceedings

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

Holders of Record

On February 20, 2026, there were nine stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares held by brokers in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies, and we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not historically declared or paid cash dividends on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer

The following table summarizes the share repurchase activity for the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 29 - October 26, 2025	67,629	$16.69	67,629	$17,696,029
October 27 - November 30, 2025	1,148,069	$15.37	1,148,069	$73,158
December 1 - December 31, 2025	—	$—	—	$73,158
Total	1,215,698		1,215,698	$73,158
_________________________
(1)     On September 24, 2024, we announced that our Board of Directors approved a stock repurchase program of up to an aggregate of $50.0 million of shares of Arlo’s common stock through open market purchases in a manner deemed to be in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of Arlo’s common stock. As of December 31, 2025, the stock repurchase program of $50.0 million has been concluded.

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

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of cumulative total return for our common stock, the NYSE Composite Index, the Standard and Poor’s 600 Information Technology Index, (“S&P 600 Information Technology Index”), the Standard and Poor’s Small Cap 600 Index (“S&P Small Cap 600 Index”) and the Russell 2000 Index. The graph assumes that $100 was invested in Arlo common stock at the closing price of $7.79 on December 31, 2020 and in the NYSE Composite Index, the S&P 600 Information Technology Index, the S&P Small Cap 600 Index and the Russell 2000 Index on December 31, 2020, and assumes reinvestment of any dividends. We have never paid dividends on our common stock and have no present plans to do so. The stock price performance shown in the following graph is not intended to forecast or be indicative of possible future stock price performance.

200
150
100
50
0
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
31-Dec-25
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

Since the launch of our first product in December 2014, we have shipped over 42.7 million smart security devices. As of December 31, 2025, the Arlo platform had approximately 12.1 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 5.7 million cumulative paid accounts and annual recurring revenue of $330.5 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, wireless carrier channels, security solution providers, and Arlo’s direct to consumer store. For the years ended December 31, 2025 and 2024, we generated total revenue of $529.3 million and $510.9 million, respectively. Income from operations was $6.1 million and our loss from operations was $34.9 million for the years ended December 31, 2025 and 2024, respectively.

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

	As of and for the Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Cumulative registered accounts	12,141	12.2%	10,823
Cumulative paid accounts	5,687	23.7%	4,599
Annual recurring revenue (“ARR”)	$330,489	28.4%	$257,332

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

Cumulative Paid Accounts. Paid accounts at the end of a particular period are defined as any account worldwide where a subscription-based or otherwise recurring service fee was collected by Arlo (either directly from a user or from a partner).

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

Impact of Global Geopolitical, Economic and Business Conditions

The U.S. government implemented new tariff measures affecting a broad range of imported materials. Certain countries have responded to the U.S. tariffs by imposing or threatening retaliatory tariffs. While we are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, we have not experienced a material impact on our financial position to date and do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets as a result of the fluid U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

Results of Operations

In this section, we discuss the results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

The following table sets forth our consolidated statements of operations data:

	Year Ended December 31,
	2025		2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$316,356	59.8%	$242,998	47.6%
Products	212,941	40.2%	267,888	52.4%
Total revenue	529,297	100.0%	510,886	100.0%
Cost of revenue:
Subscriptions and services	52,336	9.9%	54,613	10.7%
Products	244,120	46.1%	268,769	52.6%
Total cost of revenue	296,456	56.0%	323,382	63.3%
Gross profit	232,841	44.0%	187,504	36.7%
Operating expenses:
Research and development	73,650	13.9%	73,183	14.3%
Sales and marketing	84,842	16.0%	73,723	14.4%
General and administrative	66,097	12.5%	72,134	14.1%
Other operating expense	2,181	0.4%	3,356	0.7%
Total operating expenses	226,770	42.8%	222,396	43.5%
Income (loss) from operations	6,071	1.2%	(34,892)	(6.8)%
Other income, net:
Gain on early lease termination	4,144	0.8%	—	—%
Interest income, net	5,452	1.0%	5,584	1.1%
Other income (expense), net	—	0.0%	(104)	(0.0)%
Total other income, net	9,596	1.8%	5,480	1.1%
Income (loss) before income taxes	15,667	3.0%	(29,412)	(5.8)%
Provision for income taxes	741	0.1%	1,092	0.2%
Net income (loss)	$14,926	2.8%	$(30,504)	(6.0)%

Revenue

Our gross revenue consists primarily of paid subscriptions and services revenue and sales of devices. Our paid subscription services are billed in advance of the start of the annual or monthly subscription and revenue is recognized ratably over the subscription period. We generally recognize revenue from product sales at the time the product is shipped and transfer of control from us to the customer occurs.

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

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Americas	$339,740	27.7%	$266,075
Percentage of revenue	64.2%		52.1%
EMEA	$167,400	(24.2)%	$220,821
Percentage of revenue	31.6%		43.2%
APAC	$22,157	(7.6)%	$23,990
Percentage of revenue	4.2%		4.7%
Total revenue	$529,297	3.6%	$510,886

Revenue by classification is as follows:

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$316,356	30.2%	$242,998
Products	212,941	(20.5)%	267,888
Total revenue	$529,297	3.6%	$510,886

Subscriptions and services revenue increased by $73.4 million, or 30.2%, for the year ended December 31, 2025 compared to the prior year, primarily due to a 23.7% increase in cumulative paid accounts and continued increase in average revenue per user (“ARPU”) on retail and direct paid subscription services.

Products revenue decreased by $54.9 million, or 20.5%, for the year ended December 31, 2025 compared to the prior year, primarily due to the timing of device shipments from our largest customer in the EMEA, and the reduction in average selling prices (“ASPs”) of our products in retail channels as we increased promotional activities to stimulate household acquisition and subscriber growth. The decrease in products revenue was due to the higher sales incentives partially offset by the lower sales returns, which are both deemed to be reductions of revenue.

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

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$52,336	(4.2)%	$54,613
Products	244,120	(9.2)%	268,769
Total cost of revenue	$296,456	(8.3)%	$323,382

Subscriptions and services cost of revenue decreased by $2.3 million, or 4.2%, for the year ended December 31, 2025 compared to the prior year, primarily due to cost savings as we optimize our cloud platform to improve customer experience which assists in reduced data storage and cloud costs, despite the increase in paid accounts.

Products cost of revenue decreased by $24.6 million, or 9.2%, for the year ended December 31, 2025 compared to the prior year, primarily due to the decrease in product sales partially offset by an increase in freight cost mainly as a result of increased duties and tariffs, and to a lesser extent, the utilization of air freight.

Gross Profit

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$264,020	40.1%	$188,385
Products	(31,179)	**	(881)
Total gross profit	$232,841	24.2%	$187,504
Gross margin:
Subscriptions and services	83.5%		77.5%
Products	(14.6)%		(0.3)%
Total gross margin	44.0%		36.7%
**Percentage change not meaningful.

Subscriptions and services gross profit increased by $75.6 million for the year ended December 31, 2025 compared to the prior year, primarily due to subscriptions and services revenue growth as a result of increases in cumulative paid accounts, continued increase in ARPU on retail subscriptions, and cost optimizations.

Products gross profit decreased by $30.3 million for the year ended December 31, 2025 compared to the prior year, primarily driven by a reduction in the ASPs of our products as we increased promotional activities to stimulate household acquisition and subscriber growth, as well as an increase in freight cost mainly as a result of increased duties and tariffs, and to a lesser extent, the utilization of air freight. Tariff costs increased by $13.5 million for the year ended December 31, 2025 compared to the prior year, which accounted for the decline of 6.3% in products gross margin.

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

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Research and development expense	$73,650	0.6%	$73,183

Research and development expense increased by $0.5 million for the year ended December 31, 2025 compared to the prior year, primarily due to increases of $6.9 million in personnel-related expenses from headcount increases as a result of our research and development investment and $2.2 million from stock-based compensation as a result of the increase in our stock price, partially offset by decreases of $5.2 million in professional services and $2.9 million in IT and facilities overhead as we strategically shifted to the investment in technologies that met the criteria for capitalization of software development costs.

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

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Sales and marketing expense	$84,842	15.1%	$73,723

Sales and marketing expense increased by $11.1 million for the year ended December 31, 2025 compared to the prior year, primarily due to increases of $8.8 million in credit card and in-app processing fees as a result of increases in paid accounts and focused efforts to improve our customer’s app experience, $1.5 million in personnel-related expenses due to the headcount and merit increases, $1.3 million in stock-based compensation as a result of the increase in our stock price, and $0.8 million in marketing expenditures. The increase was partially offset by decreases of $0.8 million in allocated IT and facilities overhead and $0.5 million in sales freight out expenses.

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

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
General and administrative expense	$66,097	(8.4)%	$72,134

General and administrative expense decreased by $6.0 million for the year ended December 31, 2025 compared to the prior year, primarily due to decreases of $7.7 million in personnel-related expenses mainly from stock-based compensation as a result of the achievement of certain performance-based equity award targets in the prior year periods and $1.3 million in IT and facilities overhead related to allocation associated with corporate infrastructure; partially offset by the increase of $2.6 million in legal and professional services.

Other operating expenses

Other operating expenses primarily include workforce reduction costs.

Other Income, Net

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Gain on early lease termination	$4,144	**	$—
Interest income, net	$5,452	(2.4)%	$5,584
Other income (expense), net	$—	**	$(104)

**Percentage change not meaningful.

In July 2025, we entered into a termination agreement for our office lease located in San Jose, California. We recorded the derecognition of right-of-use assets and lease liabilities and recognized a gain of $4.1 million upon the termination effective in the third quarter of 2025.

Interest income, net decreased for the year ended December 31, 2025, compared to the prior year period, primarily due to the declines in interest rates.

Provision for Income Taxes

	Year Ended December 31,
	2025	% Change	2024
	(In thousands, except percentage data)
Provision for income taxes	$741	(32.1)%	$1,092
Effective tax rate	4.7%		(3.7)%

The effective tax rate for the year ended December 31, 2025 was lower than the U.S. federal income tax rate due to a lower effective tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes. Based on a review of all available evidence as of December 31, 2025, we concluded that it was more likely than not that a valuation allowance was required against our U.S. deferred tax assets and, as a result, we are maintaining the full valuation allowance. However, as we continue to generate income, we are approaching the point at which the accumulated rolling 36-month pre-tax income turns positive—a key piece of objectively verifiable evidence supporting the realizability of deferred tax assets. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

The provision for income taxes decreased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a U.S. tax loss position, which resulted in no U.S. federal income tax, and lower international income taxes driven by the utilization of research and development tax credits in Ireland. These decreases were partially offset by higher state income taxes resulting from certain states’ nonconformity with the immediate research and development expensing provisions under Section 174A of the Internal Revenue Code.

On July 4, 2025, the OBBBA, a significant tax reform package, was enacted. Among other provisions, the legislation permits the immediate expensing of certain domestic U.S. research and development expenses, and includes changes to the U.S. taxation of profits derived from foreign operations. Based on our evaluation of enacted provisions and current facts and circumstances, management currently expects that, for the current tax year, we will expense eligible domestic U.S. research and development costs as permitted under the OBBBA, which is expected to result in a U.S. federal tax loss for the tax year. Management expects the enactment of the OBBBA to reduce our current year U.S. federal and state cash tax obligations, primarily as a result of the immediate expensing of eligible domestic U.S. research and development costs. The effects of the enacted legislation reflected in the consolidated financial statements are based on management’s current interpretation of the law. The ultimate tax effects may differ as additional analysis is completed and tax positions are finalized.

We have determined that the undistributed earnings of certain foreign subsidiaries are indefinitely reinvested. Accordingly, no deferred tax liabilities have been recorded related to outside basis differences for these subsidiaries. The amount of unrecognized deferred tax liability is not practicably determinable.

Liquidity and Capital Resources

As of December 31, 2025, our cash and cash equivalents and short-term investments totaled $166.4 million and our unused borrowing capacity was $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of December 31, 2025, our accumulated deficit was $383.0 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Legal contingencies

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the consolidated statements of operations and comprehensive income (loss).

Refer to Note 7, Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information about our operating leases, purchase obligations, and legal contingencies.

Stock repurchase program

Our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in September 2024 and was fully implemented and completed as of December 31, 2025. During the fiscal year 2025, we repurchased and subsequently retired 3.3 million shares of Arlo common stock for an aggregate repurchase amount of $45.5 million. Repurchases under this program were made through open market purchases in a manner deemed in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of our common stock.

Cash Flow

The following table presents our cash flows for the periods presented.

	Year Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$78,722	$51,306
Net cash provided by (used in) investing activities	27,754	10,840
Net cash used in financing activities	(42,068)	(40,767)
Net cash increase	$64,408	$21,379

Operating activities

Net cash provided by operating activities increased by $27.4 million for the year ended December 31, 2025 compared to the prior year period, primarily due to improved profitability, partially offset by unfavorable working capital movements as a result of the decrease in accounts payable balances mainly due to timing of payments; offset by (i) lower accounts receivable balance primarily due to strong collections coupled with lower product sales to our retail customers in the fourth quarter of 2025; and (ii) increases in deferred revenue due to the growth in our paid accounts and subscription rates.

Investing activities

Net cash provided by investing activities increased by $16.9 million for the year ended December 31, 2025 compared to the prior year period, primarily due to less available-for-sale securities purchases attributable to changes in our investment strategy to maintain higher liquidity, partially offset by our strategic long-term investment in a privately-held company, as well as the capitalized software development costs.

Financing activities

Net cash used in financing activities increased by $1.3 million for the year ended December 31, 2025 compared to the prior year period, primarily due to the higher stock repurchases and lower proceeds related to employee benefit plans, partially offset by the decrease in withholding tax from RSU and PSU releases as a result of the sell-to-cover method being applied to all Arlo employees for their tax withholding effective on January 1, 2025.

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

For product revenue, transaction price is calculated as selling price net of variable consideration which may include estimates for sales returns and sales incentives related to current period product revenue. Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for our products. Sales incentives are determined based on a combination of the actual amounts committed and estimated future expenditure based upon historical customary business practice.

Generally, our direct customers have a right of return for any product within 30 days of purchase for a full refund. Our standard warranty obligation to our retailers and wholesale distributors allows for returns of damaged and defective products only. At the time we recognize revenue, we record an estimate of sales returns to reduce revenue in the amount of the expected credit or refund to be provided to our customers as a contra revenue, which can vary from actual results. As of December 31, 2025 and 2024, accrued sales returns amounted to $9.3 million and $11.7 million, respectively.

Sales incentives that are mutually agreed with retail customers are recognized as contra revenue while marketing expenses paid to the third parties are recognized as a marketing expense. We accrue estimated contra revenue or marketing expense for these sales incentives either when the related revenue is recognized or prior to customer commitment if customary business practice creates an implied expectation of future activities. As of December 31, 2025 and 2024, accrued sales incentives amounted to $32.0 million and $31.9 million, respectively.

Goodwill and long-lived assets impairment

We assess goodwill for impairment annually at the reporting unit level on the first day of the fourth fiscal quarter each year or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Examples of such events or changes in circumstances include a significant decline in the expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

In the annual assessment, goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and events affecting our stock price. If the reporting unit does not pass the qualitative assessment, we estimate the fair value using a discounted cash flow method and compare the fair value with the carrying amount of our reporting unit, including goodwill. If the fair value is greater than the carrying amount of our reporting unit, no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference. During the years ended December 31, 2025 and 2024, no goodwill impairment has been identified.

Long-lived assets, including property and equipment and operating lease right-of-use assets, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the assets and related cash flows that they are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of property and equipment and operating lease assets is not recoverable, and the assets’ fair value is less than the carrying amount, an impairment charge is recognized. During the years ended December 31, 2025 and 2024, no impairment of long-lived assets has been identified.

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

Interest rate risk

We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There was no impairment charge on our investments for the year ended December 31, 2025.

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

As of December 31, 2025, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would not have a material impact on our operating results. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analysis performed as of December 31, 2025 due to the inherent limitations associated with predicting foreign currency exchange rates and our actual exposures and positions. For the years ended December 31, 2025, 2024, and 2023, no more than 3% of our total revenue was denominated in currencies other than the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Arlo Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Arlo Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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

Accrued Sales Returns—Refer to Notes 3 and 4 to the Financial Statements

Critical Audit Matter Description

The Company has a recorded accrual for estimated sales returns as of December 31, 2025. Revenue is recognized at a transaction price that is calculated as the selling price net of variable consideration which includes estimates for sales returns related to current period product revenue. Sales returns are estimated by analyzing certain factors, including historical sales and returns data, channel inventory levels, current economic trends, and changes in customer demand for the Company’s products.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued sales returns included the following, among others:

•We tested the effectiveness of controls over management’s calculation of the accrual for estimated sales returns, including management’s control over the estimate of the impacts of historical sales and returns activity on current year estimates.
•We tested the completeness and accuracy of the underlying data used in the calculation. For a selection of historical returns we evaluated the reasonableness of trends in return rates compared to sales activity.
•We evaluated management’s ability to accurately estimate returns by comparing actual returns to prior period estimates.
•Developed an independent estimate of the sales return accrual and compared our estimate to management’s estimate. Our independent estimate included development of a trend of historical sales and return rates using management’s data. This trend was used to develop an expected estimate of the accrual when applied to current sales activity.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 26, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Arlo Technologies, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows of Arlo Technologies, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 29, 2024, except for the change in the manner in which the Company accounts for segments discussed in Note 2 (not presented herein) in the consolidated financial statements appearing under Item 8 of the Company’s 2024 annual report on Form 10-K, as to which the date is February 27, 2025

We served as the Company's auditor from 2018 to 2024.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$146,440	$82,032
Short-term investments	19,985	69,419
Accounts receivable, net	39,666	57,332
Inventories	41,185	40,633
Prepaid expenses and other current assets	13,210	13,190
Total current assets	260,486	262,606
Property and equipment, net	13,158	4,765
Operating lease right-of-use assets, net	9,195	15,698
Goodwill	11,038	11,038
Long-term investment	12,500	—
Other non-current assets	4,171	4,293
Total assets	$310,548	$298,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,826	$63,784
Deferred revenue	37,139	27,248
Accrued liabilities	92,372	85,730
Total current liabilities	172,337	176,762
Non-current operating lease liabilities	6,743	18,357
Other non-current liabilities	3,627	2,372
Total liabilities	182,707	197,491
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 105,030,947 at December 31, 2025 and 100,885,158 at December 31, 2024	105	101
Additional paid-in capital	510,759	498,739
Accumulated other comprehensive income	16	34
Accumulated deficit	(383,039)	(397,965)
Total stockholders’ equity	127,841	100,909
Total liabilities and stockholders’ equity	$310,548	$298,400

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$316,356	$242,998	$201,238
Products	212,941	267,888	289,938
Total revenue	529,297	510,886	491,176
Cost of revenue:
Subscriptions and services	52,336	54,613	52,950
Products	244,120	268,769	270,663
Total cost of revenue	296,456	323,382	323,613
Gross profit	232,841	187,504	167,563
Operating expenses:
Research and development	73,650	73,183	68,647
Sales and marketing	84,842	73,723	66,141
General and administrative	66,097	72,134	56,371
Other operating expense	2,181	3,356	1,307
Total operating expenses	226,770	222,396	192,466
Income (loss) from operations	6,071	(34,892)	(24,903)
Other income, net:
Gain on early lease termination	4,144	—	—
Interest income, net	5,452	5,584	3,935
Other income (expense), net	—	(104)	107
Total other income, net	9,596	5,480	4,042
Income (loss) before income taxes	15,667	(29,412)	(20,861)
Provision for income taxes	741	1,092	1,175
Net income (loss)	$14,926	$(30,504)	$(22,036)
Earnings (loss) per share:
Basic	$0.14	$(0.31)	$(0.24)
Diluted	$0.14	$(0.31)	$(0.24)
Weighted-average common shares outstanding:
Basic	104,203	98,630	92,754
Diluted	110,156	98,630	92,754

Comprehensive income (loss):
Net income (loss)	$14,926	$(30,504)	$(22,036)
Other comprehensive income (loss), net of tax	(18)	(286)	427
Total comprehensive income (loss)	$14,908	$(30,790)	$(21,609)

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Total stockholders’ equity, beginning balances	$100,909	$103,276	$87,695

Common stock and additional paid-in capital:
Beginning balances	$498,840	$470,417	$433,227
Stock-based compensation	44,652	56,596	36,971
Settlement of liability classified restricted stock units	9,938	12,594	13,480
Issuance of common stock under stock-based compensation plans	806	5,422	7,563
Issuance of common stock under employee stock purchase plan	2,725	2,943	2,811
Repurchase of common stock	(46,097)	(4,421)	—
Restricted stock unit withholdings	—	(44,711)	(23,635)
Ending balances	$510,864	$498,840	$470,417

Accumulated deficit:
Beginning balances	$(397,965)	$(367,461)	$(345,425)
Net income (loss)	14,926	(30,504)	(22,036)
Ending balances	$(383,039)	$(397,965)	$(367,461)

Accumulated other comprehensive income:
Beginning balances	$34	$320	$(107)
Other comprehensive income (loss), net of tax	(18)	(286)	427
Ending balances	$16	$34	$320

Total stockholders’ equity, ending balances	$127,841	$100,909	$103,276

Common stock shares:
Beginning balances	100,885	95,380	88,887
Issuance of common stock under stock-based compensation plans	7,210	9,140	9,390
Issuance of common stock under employee stock purchase plan	262	365	621
Repurchase of common stock	(3,326)	(379)	—
Restricted stock unit withholdings	—	(3,621)	(3,518)
Ending balances	105,031	100,885	95,380

The accompanying notes are an integral part of these consolidated financial statements.

ARLO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,926	$(30,504)	$(22,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	62,333	68,657	47,948
Depreciation and amortization	3,931	3,200	4,661
Gain on early lease termination	(4,144)	—	—
Allowance for credit losses and non-cash changes to reserves	888	2,085	279
Deferred income taxes	(216)	(13)	112
Discount accretion on investments and other	(2,662)	(3,259)	(2,005)
Changes in assets and liabilities:
Accounts receivable, net	17,653	8,228	690
Inventories	(1,428)	(4,510)	7,777
Prepaid expenses and other assets	318	(3,577)	(1,498)
Accounts payable	(21,068)	8,289	3,723
Deferred revenue	11,064	9,437	6,610
Accrued and other liabilities	(2,873)	(6,727)	(7,959)
Net cash provided by operating activities	78,722	51,306	38,302
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(11,826)	(2,688)	(2,847)
Purchases of short-term investments	(112,932)	(205,068)	(149,870)
Purchase of long-term investment	(12,500)	—	—
Proceeds from maturities of short-term investments	165,012	218,596	102,031
Net cash provided by (used in) investing activities	27,754	10,840	(50,686)
Cash flows from financing activities:
Proceeds related to employee benefit plans	3,531	8,365	8,493
Repurchase of common stock	(45,599)	(4,421)	—
Restricted stock unit withholdings	—	(44,711)	(23,635)
Net cash used in financing activities	(42,068)	(40,767)	(15,142)
Net increase (decrease) in cash, cash equivalents, and restricted cash	64,408	21,379	(27,526)
Cash, cash equivalents, and restricted cash, at beginning of period	82,032	60,653	88,179
Cash, cash equivalents, and restricted cash, at end of period	$146,440	$82,032	$60,653
Reconciliation of cash, cash equivalents, and restricted cash to Consolidated Balance Sheets
Cash and cash equivalents	$146,440	$82,032	$56,522
Restricted cash	—	—	4,131
Total cash, cash equivalents, and restricted cash	$146,440	$82,032	$60,653
Supplemental cash flow information:
Cash paid for income taxes, net	$1,219	$1,156	$1,196
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$470	$708	$189
Stock-based compensation expense capitalized for software development	$1,637	$—	$—

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

Basis of presentation

We prepare our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Arlo and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the year ended December 31, 2025 and are not necessarily indicative of the results that may be expected for any future period.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 2. Summary of Significant Accounting Policies

Cash and cash equivalents

All highly liquid instruments with original or remaining maturities at the time of purchase of three months or less are cash equivalents. We invest cash and cash equivalents in government securities and money market funds with high credit quality financial institutions.

Short-term investments

Marketable securities that consist of government securities with original or remaining maturities at the time of purchase of greater than three months and no more than 12 months are short-term investments for use in current operations. These marketable securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are reported at fair value, with unrealized gains and non-credit related unrealized losses, net of tax, presented as accumulated other comprehensive income (loss) on the consolidated statements of stockholders’ equity.

Accounts receivable, net

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for credit losses. We make estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Expected credit losses are recorded as general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As of and for the years ended December 31, 2025 and 2024, the allowance for credit losses on accounts receivable and provision for expected credit losses recorded on the consolidated statements of operations and comprehensive income (loss) were not material.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets as follows:

Categories	Useful Lives
Machinery and equipment	2 - 3 years
Capitalized software development costs	2 years
Software and license	2 - 5 years
Computer equipment	2 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 7 years

We evaluate the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment assets is not recoverable, and the asset’s fair value is less than the carrying amount, an impairment charge is recognized.

Operating leases

We determine if an arrangement is a lease at inception of a contract based on whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. On the commencement date, leases are evaluated for classification and ROU assets and liabilities are recognized based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to measure the right-of-use assets and to determine lease liabilities at the present value of lease payments.

Our operating leases comprise of offices, equipment, and distribution centers. Operating leases are included in operating lease right-of-use assets, net, accrued liabilities, and non-current operating lease liabilities on the consolidated balance sheets. Operating lease expense is generally recognized on the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. For leases with a term of one year or less, we expense it as incurred and have not elected to record the ROU assets or lease liabilities.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We assess goodwill for impairment annually at the reporting unit level on the first day of the fourth fiscal quarter each year or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Examples of such events or changes in circumstances include a significant decline in the expected future cash flows, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in the business climate and slower growth rates.

We operate as one operating and reportable segment and identify that one reporting unit for the purpose of goodwill impairment testing, which is at the same level as our operating and reportable segment. In the annual assessment, goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. The qualitative assessment considers macroeconomic conditions, industry and market considerations, cost factors, overall

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
financial performance, and events affecting our stock price. If the reporting unit does not pass the qualitative assessment, we estimate the fair value using a discounted cash flow method and compare the fair value with the carrying amount of our reporting unit, including goodwill. If the fair value is greater than the carrying amount of our reporting unit, no impairment is recorded. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference. The impairment charge, if any, would be recorded as other operating expense on the consolidated statements of operations and comprehensive income (loss).

Long-term investment

Our strategic equity investment consists of non-marketable securities in a privately held company in which we do not have a controlling interest or significant influence. We apply the measurement alternative for non-marketable equity securities that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For this investment, we recognize remeasurement adjustments, including upward and downward adjustments, if any, in other income (expense), net on the consolidated statements of operations and comprehensive income (loss).

The strategic investment is subject to periodic impairment analysis, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. If the strategic investment is considered impaired, we will recognize an impairment through other income (expense), net on the consolidated statements of operations and comprehensive income (loss) and establish a new carrying value for the investment.

Fair value measurements

Our financial assets and liabilities are measured and recorded at fair value. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

Our cash equivalents and available-for-sale securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Our strategic equity investment without readily determinable fair value is classified within Level 3 of the fair value hierarchy and the subsequent adjustment to its fair value by applying the measurement alternative will be disclosed as non-recurring fair value measurement, including the level in the fair value hierarchy that was used.

Our non-financial assets, such as property and equipment and goodwill are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred and, for goodwill, also annually.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit risk and concentration

Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. Cash equivalents and short-term investments primarily consist of government securities and money market funds which are held and managed by high credit quality financial institutions. We believe the credit risk associated with these investments is minimal due to the restrictions under our investment policy on the types of investments that may be purchased.

Our customers consist primarily of retailers, wholesale distributors and security solution providers who sell or distribute our products to a large group of end-users. We regularly perform credit evaluations of our customers’ financial condition and payment history, and we consider factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect our customers’ ability to pay. We do not require collateral from our customers. As of December 31, 2025 and 2024, two customers accounted for 40% and 17%, and two customers accounted for 54% and 13% of accounts receivable, net, respectively. No other customers accounted for 10% or greater of accounts receivable, net. The allowance for credit losses on accounts receivable for the year ended December 31, 2025 and 2024 was not material. During the years ended December 31, 2025, 2024 and 2023, one customer accounted for 32%, 43%, and 34% of the total revenue, respectively. No other customers accounted for 10% or greater of the total revenue in any period presented.

We rely on a limited number of suppliers for certain components and on a limited number of third parties to manufacture all of our products. If any of the third-party manufacturers cannot or will not manufacture our products in required volumes, on a cost-effective basis, in a timely manner or at all, we will have to secure additional manufacturing capacity. Any such interruption or delay in manufacturing could materially and adversely affect our business, results of operations and financial condition. As of December 31, 2025 and 2024, three vendors accounted for 58%, 15%, and 10%, and one vendor accounted for 80% of accounts payable, respectively. No other vendors accounted for 10% or greater of accounts payable. During the years ended December 31, 2025, 2024 and 2023, one significant vendor accounted for 84%, 93% and 87% of the total trade purchases, respectively. No other vendors accounted for 10% or greater of the total trade purchases. At the date of issuance of our financial statements, we are not aware of any event which could cause severe impact in a near term.

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

Transaction price for our product revenue is calculated as selling price net of variable consideration which may include estimates for sales returns and sales incentives related to current period product revenue. Our paid subscriptions and services are billed in advance of the start of the subscription and revenues are recognized ratably over subscription period, generally one to twelve months in length.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Contracts with multiple performance obligations

Some of our contracts with customers contain multiple promised goods or services, such as hardware products bundled with various subscription, service and support. For these contracts, we account for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and separately identifiable within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, we consider a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the goods or services significantly modify or transform other goods or services in the contract. The embedded software in most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Subscriptions and services that are purchased with certain hardware products are considered distinct and therefore the hardware products or subscription and service are treated as separate performance obligations. In certain cases where subscriptions and services are enabled only by specific hardware products, we consider the hardware products or subscriptions and services components highly interrelated and interdependent and not distinct in the context of the arrangement, and therefore treated as one performance obligation and recognize ratably over the subscriptions and services period.

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Stand-alone selling prices are generally determined based on the prices charged to customers for standalone sales. Stand-alone selling prices of the hardware products are directly observable from add-on camera and base station sales. Stand-alone selling prices of the premium subscriptions and services are directly observable from direct sales to end users.

Revenue is then recognized for each distinct performance obligation as control is transferred to the customer. Revenue attributable to hardware products is recognized at the time control of the product transfers to the customer. The transaction price allocated to the subscriptions and services is recognized over the specified subscriptions and services period.

Long-term supply arrangement - Verisure

We have a Supply Agreement which includes product purchases and paid subscriptions and services with Verisure S.à.r.l. (“Verisure”). Products sold come with a standard twelve months warranty. Verisure assumes responsibilities for all warranty claims, returns of products and certain technical support provided to the end users. We provide technical support for paid subscriptions and services where Verisure cannot resolve the issue. Verisure is responsible for any marketing and promotion of our products or subscriptions and services sold in Europe.

Products are priced at cost plus markup, and paid subscriptions and services are billed based on the number of active cameras monthly and are priced at cost plus markup. The transaction price for products and paid subscriptions and services is entirely variable because the consideration is dependent on the actual costs. For products, since quantity and product types are not specified in the agreement, contracts are not deemed to exist until we receive and accept the customer purchase order (“PO”). Each product with a valid PO is considered a single performance obligation.

The Supply Agreement also provides for certain development services at Verisure's request under various statements of work (“SOW”), which Verisure pays in non-refundable installments upon the commencement of agreed-upon milestones. There is a single performance obligation as the distinct goods and services are promised under each individual SOW.

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

Shipping and handling costs

We include shipping and handling fees billed to customers in Product Revenue. Shipping and handling costs associated with inbound freight are included in Cost of revenue. In cases where we give a freight allowance to the customer for their own inbound freight costs, such costs are appropriately recorded as a reduction in Product Revenue. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses. We have elected to account for shipping and handling activities related to contracts with customers as costs to fulfill the promise to transfer the associated products. Shipping and handling costs associated with outbound freight totaled $3.2 million, $3.7 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Contract costs

We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in operating expenses of sales and marketing and general and administrative on the consolidated statements of operations and comprehensive income (loss). If the incremental costs of obtaining a contract, which consist of sales commissions, relate to subscriptions and services recognized over a period longer than one year, costs are deferred and amortized in line with the related subscriptions and services over the period of benefit.

Contract balances

The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on the consolidated balance sheets. Receivables are recorded in the period we deliver products or provide subscriptions and services when we have an unconditional right to payment. Contract assets are related to the value of products or subscriptions and services transferred to the customer for which the right to payment is not just dependent on the passage of time. As of December 31, 2025, there were no contract assets. Contract liabilities are recognized when we receive payment or have an unconditional right to payment in advance of the satisfaction of performance. The contract liabilities represent (i) deferred subscriptions and services revenue, which consists of payments and customer billings in advance of revenue recognition from contracts where we have unsatisfied performance obligations, and (ii) deferred products revenue related to the value of products that have been shipped and billed to customers and for which control has not been transferred to the customers.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Software development costs

Software development costs, including costs to develop software products or the software component of products to be marketed or sold to external users, are expensed before the software or technology reach technological feasibility. We capitalize costs incurred subsequent to the establishment of technological feasibility for software embedded to our products to be marketed or sold to external users. These costs include employee compensation and professional service fees from third-party developers, only when it is probable that the development will result in new or additional functionality. Software development costs that meet the criteria for capitalization were $1.7 million for the year ended December 31, 2025 and not material for the years ended December 31, 2024 and 2023, respectively.

Software development costs also include costs to develop software to be used solely to meet internal needs and applications used to deliver our subscriptions and services. Costs related to preliminary project activities and post-implementation activities including maintenance are expensed as incurred. We capitalize costs associated with such applications during its development stage once the preliminary project stage is complete. These costs include external direct costs incurred in developing or obtaining software applications and payroll and stock-based compensation expenses for employees, who are directly associated with the development of the application. Software development costs that meet the criteria for capitalization were $9.7 million for the year ended December 31, 2025 and not material for the years ended December 31, 2024 and 2023, respectively.

Capitalized software development costs less accumulated amortization are recorded in property and equipment, net on the consolidated balance sheets and amortized on a straight-line basis over the estimated useful lives of the related software applications of up to two years. Amortization is included in cost of revenue or general and administrative expense on the consolidated statements of operations and comprehensive income (loss) based on the software’s end use.

Research and development

Research and development of new products are expensed as incurred.

Advertising costs

Advertising costs are expensed when incurred and included in sales and marketing on the consolidated statements of operations and comprehensive income (loss). Total advertising costs were $19.4 million, $18.9 million and $17.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-based compensation

We measure stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) is measured on the grant date based on the closing fair market value of our common stock. We utilize a Monte Carlo pricing model customized to the specific provisions to value certain market-based PSUs on the grant date. The fair value determined using the Monte Carlo simulation model varies based on the assumptions used for the expected stock price volatility, the correlation coefficient between Arlo and Russell 2000 Index, risk-free interest rates, and dividend yield. Forfeitures are accounted for as they occur.

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

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
under the ESPP is based on the implied yield currently available on U.S. Treasury securities, with a remaining term commensurate with the estimated expected term. Expected volatility of the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

We recognize compensation costs for RSUs and ESPP sales on a straight-line basis over the requisite service period of the award, usually the vesting period, which is generally three to five years for RSUs. For PSUs, compensation costs associated with individual performance milestones is recognized over the period when the performance conditions achievement become probable. In addition, we evaluate the probability of achieving the performance conditions at the end of each reporting period and record the related stock-based compensation expense based on performance to date over the service period.

Foreign currency

Our functional currency is the U.S. dollar. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets and liabilities, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in other income (expense), net on the consolidated statements of operations and comprehensive income (loss).

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common shares outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of RSUs and PSUs, and issuances of shares under the ESPP, which are calculated by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

Segment information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented on a consolidated basis and considers budget-to-actual variances quarterly for allocation of operating and capital resources and evaluation of financial performance. The CODM does not review segment assets at a different asset level and category. The consolidated net income (loss) is the measure of segment net income (loss) that is most consistent with U.S. GAAP.

Income taxes

We record the provision for income taxes on the consolidated financial statements using the asset and liability method. Under this method, we recognize income tax liabilities or receivables for the current year. We also recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the net amount that we believe is more likely than not to be realized. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing the future taxable income on a jurisdictional basis, we consider the effect of the transfer pricing policies on that income. We have recorded a valuation allowance against U.S. federal and state

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
deferred tax assets and certain foreign tax attribute carryforwards since we do not anticipate realizing the benefits of these deferred tax assets. The net deferred tax assets are included in other non-current assets on the consolidated balance sheets.

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

The One Big Beautiful Bill Act (“OBBBA”) was enacted in 2025 and changed the default U.S. federal income tax treatment of domestic research and development expenses from capitalization to immediate expensing. Based on our evaluation of the enacted provisions and current facts and circumstances, we applied the default expensing treatment to eligible domestic research and development expenditures for the 2025 tax year.

The application of this default treatment is expected to result in a U.S. federal tax loss for the year. The effects of the enacted legislation reflected in the consolidated financial statements are based on management’s current interpretation of the law. We will evaluate the treatment of research and development expenditures in future tax years based on then-applicable law and facts and circumstances.

Accounting Pronouncements

Accounting pronouncement recently adopted

Income tax disclosures. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires on an annual basis to (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) disclose income taxes paid disaggregated by jurisdiction. We adopted ASU 2023-09 on a prospective basis. Refer to Note 9, Income Taxes for the adoption of this guidance and related disclosures.

Accounting pronouncements not yet effective

Disclosure improvements. In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of Topics in the Codification. Among the various codification amendments, Topic 470 Debt is applicable to Arlo which requires the disclosure of amounts, terms and weighted-average interest rates of unused lines of credit. The effective date is either (i) the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or (ii) on June 30, 2027, if the SEC has not removed the requirement by that date, with early adoption prohibited. The adoption of this new standard will not have a material impact on our financial statements and related disclosures.

Expense disaggregation disclosures. In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses,

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Note 3. Revenue

Contract balances

The following table reflects the changes in contract balances for the year ended December 31, 2025:

Contract Classification	Balance Sheet Classification	December 31, 2025	December 31, 2024	$ change	% change
		(In thousands)
Receivables	Accounts receivable, net	$39,666	$57,332	$(17,666)	(30.8)%
Contract liabilities, current	Deferred revenue	$37,139	$27,248	$9,891	36.3%
Contract liabilities, non-current	Other non-current liabilities	$1,476	$326	$1,150	352.8%

Receivables decreased primarily due to strong collections coupled with lower product sales to our retail customers in the fourth quarter of 2025. Contract liabilities increased primarily due to increases in subscriptions and services revenue as a result of changes in consumer subscription plans and a shift to additional annual prepaid subscriptions, as well as increases in cumulative paid accounts and rates of subscriptions. For the years ended December 31, 2025, 2024, and 2023, $27.0 million, $17.9 million, and $11.3 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining performance obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $40.6 million and $29.5 million as of December 31, 2025 and 2024, respectively, substantially related to performance obligations classified as less than one year.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the Supply Agreement with Verisure Sàrl (“Verisure”), our largest customer, a performance obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of December 31, 2025, we had a backlog of $46.3 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

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

	Sales Incentives			Sales Returns
	As of December 31,			As of December 31,
	2025	2024	2023	2025	2024	2023
	(In thousands)			(In thousands)
Balance at the beginning of the period	$29,846	$26,110	$33,233	$11,651	$17,058	$18,656
Credits issued	(106,467)	(84,224)	(89,400)	(16,356)	(23,768)	(32,748)
Additions	105,745	87,960	82,277	13,978	18,361	31,150
Balance at the end of the period	$29,124	$29,846	$26,110	$9,273	$11,651	$17,058

Disaggregation of revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Americas	$339,740	$266,075	$301,418
EMEA	167,400	220,821	164,750
APAC	22,157	23,990	25,008
Total	$529,297	$510,886	$491,176

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related party transaction

In December 2025, we entered into an amendment to the Partnership, License and Supply Agreement with our strategic partner, in which our CEO is a member of the board of directors. This amendment is in the ordinary course of our business as we provide non-recurring engineering services (“NRE”) to commercially develop and productize Arlo cameras with our strategic partner’s IP license. For the year ended December 31, 2025, we have recognized $4.1 million in NRE as subscriptions and services revenue on the consolidated statements of operations and comprehensive income (loss).

Note 4. Balance Sheet Components

Short-term investments

	As of December 31, 2025				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)				(In thousands)
U.S. Treasuries	$19,980	$5	$—	$19,985	$69,385	$34	$—	$69,419

Property and equipment, net

	As of December 31,
	2025	2024
	(In thousands)
Machinery and equipment	$16,093	$14,399
Capitalized software development costs	22,002	10,612
Software and license	5,877	6,306
Furniture and fixtures	941	1,839
Leasehold improvements	1,393	3,302
Computer equipment	881	894
Total property and equipment, gross	47,187	37,352
Less: accumulated depreciation and amortization	(34,029)	(32,587)
Total property and equipment, net	$13,158	$4,765

Depreciation and amortization expense pertaining to property and equipment are as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Depreciation:
Operating expenses	$1,754	$2,456	$4,056
Amortization:
Subscriptions and services cost	1,841	744	605
Operating expenses	336	—	—
Total depreciation and amortization	$3,931	$3,200	$4,661

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Goodwill

We have determined that no event occurred or circumstances changed during the year ended December 31, 2025 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of December 31, 2025.

Accrued liabilities

	As of December 31,
	2025	2024
	(In thousands)
Sales incentives and marketing expenditures	$31,976	$31,947
Sales returns	9,273	11,651
Employee compensation	23,221	12,921
Cloud and other costs	6,052	9,497
Other	21,850	19,714
Total	$92,372	$85,730

Note 5. Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of December 31
	2025	2024
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$71,987	$4,095
Cash equivalents: U.S. Treasuries (<90 days)	20,506	22,504
Available-for-sale securities: U.S. Treasuries (1)	19,985	69,419
Total	$112,478	$96,018
_________________________
(1)Included in short-term investments on the consolidated balance sheets.

Our short-term investments in cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of December 31, 2025 and 2024, assets and liabilities measured as Level 2 fair value were not material.

Our long-term investment in a privately held company is classified within Level 3 of the fair value hierarchy. As of December 31, 2025, the carrying value of our strategic equity investment was $12.5 million. There was no observable price change or impairment during the year ended December 31, 2025.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6. Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of December 31, 2025, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

As of December 31, 2025, we were in compliance with all the covenants under the Credit Agreement. No amount had been drawn under the Credit Facility as of December 31, 2025.

Note 7. Commitments and Contingencies

Operating leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are generally not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $4.9 million, $5.3 million, and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,399	$5,824	$6,756
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$107	$7,155	$1,873

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term	5.5 years	5.4 years
Weighted average discount rate	7.68%	6.66%

The future minimum undiscounted lease payments under operating leases for each of the next five years and thereafter are as follows:

As of
December 31, 2025
(In thousands)
2026	$2,493
2027	2,384
2028	1,313
2029	1,021
2030	994
Thereafter	2,622
Total future lease payments	$10,827
Less: imputed interest	(2,175)
Present value of future minimum lease payments	$8,652

Accrued liabilities	$1,909
Non-current operating lease liabilities	6,743
Total lease liabilities	$8,652

During the third quarter of 2025, we terminated our office lease located in San Jose, California. We recorded the derecognition of ROU assets and lease liabilities and recognized a gain of $4.1 million, net of $1.6 million write-off loss from sublease and $1.0 million lease termination fees, upon the termination. Contemporaneously with this termination, our sublease arrangement was also terminated and our letter of credit of $3.1 million in connection with this lease was released subsequent to December 31, 2025.

Purchase obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of December 31, 2025, we had $33.6 million in non-cancelable purchase commitments with suppliers, which is expected to be paid over the next twelve months.

As of December 31, 2025, an additional $33.2 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Litigation and other legal matters

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the consolidated statements of comprehensive income (loss). We monitor developments in these legal matters that could affect the estimate we had previously accrued. We currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2025 and 2024, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

Note 8. Employee Benefit Plans

We grant options and RSUs under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based PSUs to our executive officers and other senior employees periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of December 31, 2025, 4.4 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining three years.

On January 23, 2026, we registered an aggregate of up to 4,200,189 shares of common stock under the 2018 Plan on a Registration Statement on Form S-8 pursuant to an “evergreen” provision contained in the 2018 Plan.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for grants as of December 31, 2025:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2024	3,356
Additional authorized shares	5,550
Granted	(5,194)
Forfeited / expired / cancelled	697
Shares available for grants as of December 31, 2025	4,409

Employee stock purchase plan

We sponsor the ESPP for eligible employees, under which, employees purchased 262 thousand, 365 thousand, and 621 thousand shares during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 3.1 million shares were available for issuance under the ESPP.

The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP.

	As of December 31,
	2025	2024	2023
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	3.87%	4.56%	4.97%
Expected volatility	52.3%	54.7%	64.0%

Option activity

During the years ended December 31, 2025, 2024, and 2023, there were no options granted and the intrinsic value of options exercised was $0.5 million, $2.1 million, and $1.8 million, respectively. Stock option activity during the year ended of December 31, 2025 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In millions)
Outstanding as of December 31, 2024	549	$13.24
Granted	—	—
Exercised	(94)	8.55
Expired / cancelled	(180)	14.39
Outstanding as of December 31, 2025	275	$14.10	2.50	$0.3
Vested and exercisable as of December 31, 2025	275	$14.10	2.50	$0.3

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
RSU activity

RSU activity, exclusive of PSU activity, during the year ended of December 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In millions)
Outstanding as of December 31, 2024	7,112	$7.76
Granted	3,329	13.32
Vested	(3,446)	8.82
Forfeited / cancelled	(514)	8.67
Outstanding as of December 31, 2025	6,481	$9.99	1.32	$90.7

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Total intrinsic value of RSUs vested (the release date fair value)	$47.1	$51.4	$38.9
Total fair value of RSUs vested (the grant date fair value)	$30.4	$33.6	$34.4
RSU granted weighted-average fair value per share	$13.32	$10.99	$5.28

PSU activity

Our executive officers and other senior employees have been granted PSUs with some vesting occurring when performance conditions are met and some vesting occurring at the end of a three or five-year period when market conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions or market conditions, including annual recurring revenue, cumulative paid accounts, subscriptions and services gross margin, stock price, cash balances at reporting period, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance or market conditions and record the related stock-based compensation expense based on the estimated achievement over the service period.

PSU activity during the year ended of December 31, 2025 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In millions)
Outstanding as of December 31, 2024	4,777	$9.24
Granted	1,865	11.22
Vested	(3,669)	9.18
Forfeited / cancelled	(3)	8.28
Outstanding as of December 31, 2025	2,970	$10.56	0.83	$41.6

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Total intrinsic value of PSUs vested (the release date fair value)	$48.9	$55.0	$17.7
Total fair value of PSUs vested (the grant date fair value)	$33.7	$29.9	$12.4
PSU granted weighted-average fair value per share	$11.22	$10.11	$4.56

Stock-based compensation expense

The following table sets forth the stock-based compensation expense by line item on the consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$3,820	$4,025	$3,533
Research and development	18,400	16,149	12,700
Sales and marketing	9,801	8,447	5,899
General and administrative	30,312	40,036	25,816
Stock-based compensation, net of amounts capitalized	$62,333	$68,657	$47,948
Capitalized stock-based compensation	$1,637	$—	$—
Total stock-based compensation	$63,970	$68,657	$47,948

As of December 31, 2025, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of December 31, 2025, $59.6 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.7 years.

During the years ended December 31, 2025, 2024, and 2023, we settled executive and employee bonuses by granting and issuing RSUs (non-cash financing activities) that vested immediately amounting to $9.9 million, $12.6 million, and $13.5 million, respectively.

401(k) plan

We have a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match 50% of contributions for employees up to a maximum of $4,000 in employee contributions per fiscal year. During the years ended December 31, 2025, 2024 and 2023, we recognized expense of approximately $1.8 million, $1.6 million and $1.1 million, respectively.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9. Income Taxes

Income (loss) before provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
United States (“U.S.”)	$7,611	$(35,254)	$(26,266)
International	8,056	5,842	5,405
Total	$15,667	$(29,412)	$(20,861)

Provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
U.S. federal	$(46)	$89	$88
State	342	297	273
Foreign	604	794	697
	900	1,180	1,058
Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	(159)	(88)	117
	(159)	(88)	117
Total	$741	$1,092	$1,175

Income taxes paid (net of refunds) are as following:

Year Ended December 31, 2025
(In thousands)
U.S. federal	$73
U.S. state and local
Florida	75
Texas	59
Other U.S. States (1)	300
Foreign
Ireland	350
Australia	289
Other Foreign Jurisdictions (1)	73
Total	$1,219
_______________________
(1)    No other individual U.S. states or foreign jurisdiction accounted for 5% or greater of the total income taxes paid for the periods presented.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 2 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	(In thousands, except percentage)
U.S. federal statutory tax rate	$3,290	21.0%
State and local income taxes, net of federal income tax effect (1)	270	1.7%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and U.S.	(523)	(3.3)%
Research and development tax credits	(432)	(2.8)%
Other	(120)	(0.8)%
Other foreign jurisdictions	(171)	(1.1)%
Effect of cross-border tax laws
Subpart F inclusion	202	1.3%
Tax credits
Research and development tax credits	(2,671)	(17.1)%
Change in valuation allowance	(2,575)	(16.4)%
Non-taxable or non-deductible items
Stock based compensation	3,362	21.5%
Other	131	0.8%
Changes in unrecognized tax benefits	(22)	(0.1)%
Effective income tax rate	$741	4.7%
_______________________
(1)    State income taxes attributable to Florida and Texas represent a majority of our state income tax expense, collectively accounting for more than 50% of the state income tax impact.

The statutory rate used in the effective tax rate reconciliation is the U.S. federal corporate income tax rate of 21%, as we are domiciled in the United States. In 2025, the effective tax rate differed from the statutory rate primarily due to lower effective tax rate on foreign earnings, valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes and research and development tax credit generated during the year.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of the U.S. federal statutory income tax rates to our effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
	(In percentage)
Tax benefit at U.S. federal income tax rate	21.0%	21.0%
State tax benefit, net of federal benefit	(0.8)%	(1.0)%
Impact of international operations	3.4%	3.1%
Foreign-derived intangible income deduction	1.0%	1.8%
Stock-based compensation	(12.8)%	(22.5)%
U.S. federal tax credits	8.8%	13.8%
Change in valuation allowance	(28.0)%	(21.7)%
Non-deductible transaction costs	(0.5)%	(0.6)%
Others	4.2%	0.5%
Effective income tax rate	(3.7)%	(5.6)%

The significant components of net deferred tax assets consisted of the following:

	As of December 31,
	2025	2024
	(In thousands)
Deferred Tax Assets:
Capitalized research and development expenses	$46,757	$57,475
Tax credit carryforwards	25,291	20,090
Net operating loss carryforwards	22,008	15,678
Accruals and allowances	11,204	10,730
Stock-based compensation	5,774	4,174
Operating lease liabilities	2,079	5,543
Depreciation and amortization	1,423	4,212
Deferred revenue	134	80
Total deferred tax assets	114,670	117,982
Deferred Tax Liabilities:
Operating lease right-of-use assets	(2,203)	(3,758)
Total deferred tax liabilities	(2,203)	(3,758)
Valuation Allowance	(110,966)	(112,939)
Net deferred tax assets	$1,501	$1,285

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Changes in valuation allowance for deferred tax assets were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at the beginning of the period	$112,939	$101,977	$93,869
Additions (1)	8,139	14,745	13,892
Deductions (2)	(10,112)	(3,783)	(5,784)
Balance at the end of the period	$110,966	$112,939	$101,977
________________________
(1)    Additions are primarily attributable to increases in tax attribute carryforwards, including net operating losses and research and development tax credits.

(2)     Deductions primarily relate to amortization of previously capitalized research and development costs.

Based on a review of all available evidence as of December 31, 2025, we concluded that it was more likely than not that a valuation allowance was required against our U.S. deferred tax assets and, as a result, we are maintaining the full valuation allowance. However, as we continue to generate income, we are approaching the point at which the accumulated rolling 36-month pre-tax income turns positive—a key piece of objectively verifiable evidence supporting the realizability of deferred tax assets. There is a reasonable possibility that within the next several quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

As of December 31, 2025, net operating loss carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(In thousands)
U.S. federal (1)	$6,831	2031
U.S. federal (2)(3)	77,017	Indefinite
California	38,178	2039
Other states	41,344	2026
_________________________
(1)All net operating losses are subject to annual usage limitations under Internal Revenue Code (“IRC”) Section 382.

(2)All net operating losses may be subject to annual limitation under IRC Section 382 in the event of an ownership change.

(3)All net operating losses are subject to an annual utilization limitation of 80% of taxable income in a year when the losses are utilized.

As of December 31, 2025, tax credit carryforwards consisted of the following:

	Amount	Beginning Year of Expiration
	(In thousands)
U.S. federal	$14,707	2039
California	13,779	Indefinite
Foreign	3,943	2045

As of December 31, 2025, we expect to indefinitely reinvest the earnings of certain foreign subsidiaries. Accordingly, withholding taxes and state income taxes that would otherwise be incurred upon the repatriation of such earnings have not been considered in our liquidity or cash flow expectations.

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits was as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Balance at the beginning of the period	$4,483	$3,554	$2,763
Additions based on tax positions related to the current year	591	928	679
Additions (reduction) for tax positions taken during a prior year	(231)	35	133
Reductions as a result of a lapse of the applicable statute of limitations	(26)	(34)	(21)
Balance at the end of the period	$4,817	$4,483	$3,554

The total amount of unrecognized tax benefits, including immaterial interest and penalties, was $4.8 million and $4.5 million as of December 31, 2025 and 2024, respectively. We recognize interest and penalties accrued related to unrecognized tax benefits as part of the provision for income taxes. We are subject to income tax examinations in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years of 2021 through 2025 remain open to the examination. It is not reasonably possible that the amount of unrecognized tax benefits will change materially within the next twelve months.

Note 10. Earnings (Loss) Per Share

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except for per share data)
Numerator:
Net income (loss)	$14,926	$(30,504)	$(22,036)
Denominator:
Weighted-average common shares outstanding - basic	104,203	98,630	92,754
Effect of dilutive stock-based awards	5,953	—	—
Weighted-average common shares outstanding - diluted	110,156	98,630	92,754

Earnings (loss) per share - basic	$0.14	$(0.31)	$(0.24)
Earnings (loss) per share - diluted	$0.14	$(0.31)	$(0.24)

Anti-dilutive employee stock-based awards, excluded	378	814	1,776

ARLO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11. Segment and Geographic Information

Segment information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented on a consolidated basis and considers budget-to-actual variances quarterly for allocation of operating and capital resources and evaluation of financial performance. The CODM does not review segment assets at a different asset level and category. The consolidated net income (loss) is the measure of segment net income (loss) that is most consistent with U.S. GAAP.

The CODM is regularly provided with not only the consolidated expenses on the consolidated statements of operations and comprehensive income (loss), but also the significant segment expenses and other segment items as below:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue	$529,297	$510,886	$491,176
Less:
Cost of revenue	296,456	323,382	323,613
Operating expenses:
Personnel-related expense	74,605	66,811	65,249
Stock-based compensation	58,513	64,632	44,415
Outside professional services	49,075	54,229	48,336
Marketing expenditure	19,381	18,925	17,910
Credit card and in-app processing fee	17,534	8,777	7,335
Other segment items (1)	(4,403)	596	750
Depreciation and amortization	2,090	2,456	4,056
Interest expense	378	490	373
Provision for income taxes	741	1,092	1,175
Segment net income (loss)	$14,927	$(30,504)	$(22,036)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$14,927	$(30,504)	$(22,036)
_________________________
(1)Other segment items include corporate IT and facility overhead, freight out expense, workforce reduction costs, separation expense, litigation reserves, gain on early lease termination, interest income, foreign currency exchange gain (loss), net and others.

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
United States	$328,780	$256,737	$299,360
Spain	108,126	137,671	113,826
Sweden	46,766	49,648	29,502
Other countries	45,625	66,830	48,488
Total	$529,297	$510,886	$491,176

Geographic information for long-lived assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of December 31,
	2025	2024
	(In thousands)
United States	$20,242	$18,201
Other countries	2,111	2,262
Total	$22,353	$20,463

Note 12.     Stock Repurchase Program

In September 2024, our Board of Directors approved a stock repurchase program of up to an aggregate of $50.0 million shares of our common stock, which has been fully implemented and completed as of December 31, 2025. During the fiscal year 2025, we repurchased and subsequently retired 3.3 million shares of Arlo common stock for an aggregate repurchase amount of $45.5 million. Repurchases under this program were made through open market purchases in a manner deemed in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of our common stock.

Note 13.     Subsequent Events

In February 2026, a privately held company, in which we have strategic equity investment, announced the sale of itself to a public company. The sale will become effective upon execution of the public company’s acquisition agreement. We expect to realize a gain from our equity investment following the closing of the acquisition based on the final transaction terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report with respect to our internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected.

Item 9B. Other Information

Trading Arrangements

During the quarter ended December 31, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold		Expiration Date
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Adoption	November 28, 2025	(3)	X		140,000	(4)	July 3, 2026
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

(4)This plan covers shares underlying certain of Mr. Binder’s equity awards. With respect to one such equity award, this plan is designed to sell the lesser of (i) a certain specified number of shares and (ii) a specified percentage of the net shares underlying such equity award delivered after tax withholding (and the actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting date). With respect to all of the equity awards in this plan, Mr. Binder has designated certain target prices for the sale of shares, and if our stock is not trading at or above such target prices, the shares cannot be sold.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 (the “Proxy Statement”), under the captions “Election of Directors” and “Directors, Executive Officers and Corporate Governance.”

We have adopted a code of business ethics (“Code of Ethics”) that applies to all of our directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Ethics is available upon written request to the General Counsel and is located on the “Investor Relations” section of our website at http://www.arlo.com. If we amend or grant any waiver from a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding such amendment or waiver by posting such information on our website at http://www.arlo.com within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement under the captions “Compensation and Human Capital Committee” and “Director and Executive Compensation”, except as to information disclosed therein pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance.”

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

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	8/7/2018	3.2
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
4.2	Description of Common Stock of Arlo Technologies, Inc.	10-K	2/26/2021	4.2
10.1	Registration Rights Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc. dated as of August 2, 2018	8-K	8/7/2018	10.6
10.2 *	Confirmatory Employment Letter with Matthew McRae	8-K	8/7/2018	10.7
10.3 *	Confirmatory Employment Letter with Brian Busse	8-K	8/7/2018	10.10
10.4 *	Change in Control and Severance Agreement	8-K	8/7/2018	10.11
10.5 *	2018 Employee Stock Purchase Plan	10-K	2/22/2019	10.14
10.6 *	Indemnification Agreement for directors and executive officers	S-1/A	7/23/2018	10.16
10.7	Cooperation Agreement, dated April 30, 2019, by and among Arlo Technologies, Inc. and the VIEX Parties listed therein	8-K	5/1/2019	10.1
10.8 †	Asset Purchase Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019	10-K	2/28/2020	10.23
10.9 †	Supply Agreement, by and between Arlo Technologies, Inc. and Verisure S.à.r.l. dated as of November 4, 2019, as amended on June 23, 2020, November 1, 2021, and December 1, 2021	10-K	3/2/2022	10.23
10.10 *	Form of Change in Control and Severance Agreement for non-CEO Executive Officers	10-Q	8/6/2020	10.3
10.11 *	Performance Stock Unit Award under 2018 Equity Incentive Plan to Matthew McRae, dated September 9, 2021	10-Q	11/10/2021	10.2
10.12	Credit Agreement, by and among Arlo Technologies, Inc., the lenders that are from time to time parties thereto and HSBC Bank USA, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, dated as of November 14, 2024	8-K	11/18/2024	10.1
10.13 *	Form of Service and Cash Balance Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.1
10.14 *	Form of Service and Stock Market Performance-Based Restricted Stock Unit Agreement for Executive Officers	10-Q	5/11/2022	10.2
10.15 *	Performance Stock Unit Award under 2018 Equity Incentive Plan	10-Q	5/11/2022	10.3
10.16 *	Form of Notice of Stock Option Grant (Change in Control)	10-Q	11/9/2022	10.1
10.17 *	Form of Notice of Stock Option Grant (Global)	10-Q	11/9/2022	10.2
10.18 *	Form of Notice of Grant of Restricted Stock Units (Standard)	10-Q	11/9/2022	10.3
10.19 *	Form of Notice of Grant of NEO Service and Performance-Based Stock Option (IPO Grant)	10-Q	11/9/2022	10.4
10.20 *	Form of Notice of Grant of Restricted Stock Units (Non-Employee Director)	10-Q	11/9/2022	10.5
10.21 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (Cash Balance)	10-Q	11/9/2022	10.6
10.22 *	Form of Notice of Grant of Service and Performance-Based Restricted Stock Units (TSR)	10-Q	11/9/2022	10.7
10.23 *	Employment Offer Letter with Kurt Binder, dated August 23, 2022	8-K	8/26/2022	10.1
10.24 *	Arlo Technologies, Inc. 2018 Equity Incentive Plan, as amended	10-Q	11/6/2025	10.1
10.25 *	Form of Retention Agreement	10-Q	11/9/2022	10.10
10.26 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Retention Agreement)	10-Q	11/9/2022	10.11
10.27 *	Form of Notice of Grant of Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.12

10.28 *	Form of Notice of Grant of Performance-Based Restricted Stock Units (Inducement Award)	10-Q	11/9/2022	10.13
10.29 *	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8/8/2024	10.1
10.30 *	Form of Amendment to Retention Agreement	8-K	11/7/2024	10.1
19.1	Insider Trading Policy	10-K	2/27/2025	19.1
21.1	List of subsidiaries and affiliates				X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm				X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on the Signatures page)				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X
97 †	Arlo Technologies, Inc. Clawback Policy	10-K	2/29/2024	97
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*	Indicates management contract or compensatory plan or arrangement.
†	Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted by means of marking such portions with asterisks because the Registrant has determined that the information is both not material and is the type that the Registrant treats as private or confidential.

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

Date: February 26, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MATTHEW MCRAE	Chief Executive Officer	February 26, 2026
Matthew McRae	(Principal Executive Officer)

/s/ KURTIS BINDER	Chief Financial Officer and Chief Operating Officer	February 26, 2026
Kurtis Binder	(Principal Financial and Accounting Officer)

/s/ PRASHANT AGGARWAL	Director	February 26, 2026
Prashant Aggarwal

/s/ JOCELYN E. CARTER-MILLER	Director	February 26, 2026
Jocelyn E. Carter-Miller

/s/ RALPH E. FAISON	Director	February 26, 2026
Ralph E. Faison

/s/ CATRIONA FALLON	Director	February 26, 2026
Catriona Fallon

/s/ AMY ROTHSTEIN	Director	February 26, 2026
Amy Rothstein

/s/ GRADY K. SUMMERS	Director	February 26, 2026
Grady K. Summers