Form 10-Q
period 2026-03-29
Arlo Technologies, Inc.
filed 2026-05-07
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 108,609,817 as of May 1, 2026.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended March 29, 2026

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 29, 2026	December 31, 2025
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,636	$146,440
Short-term investments	14,862	19,985
Accounts receivable, net	52,174	39,666
Inventories	43,958	41,185
Prepaid expenses and other current assets	12,045	13,210
Total current assets	275,675	260,486
Property and equipment, net	14,178	13,158
Operating lease right-of-use assets, net	8,691	9,195
Goodwill	38,544	11,038
Intangible assets, net	19,490	—
Long-term investment	—	12,500
Other non-current assets	3,614	4,171
Total assets	$360,192	$310,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,184	$42,826
Deferred revenue	52,187	37,139
Accrued liabilities	89,331	92,372
Total current liabilities	181,702	172,337
Non-current operating lease liabilities	6,230	6,743
Other non-current liabilities	12,858	3,627
Total liabilities	200,790	182,707
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 108,745,373 at March 29, 2026 and 105,030,947 at December 31, 2025	108	105
Additional paid-in capital	527,457	510,759
Accumulated other comprehensive income (loss)	(1)	16
Accumulated deficit	(368,162)	(383,039)
Total stockholders’ equity	159,402	127,841
Total liabilities and stockholders’ equity	$360,192	$310,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$90,099	$68,849
Products	60,283	50,217
Total revenue	150,382	119,066
Cost of revenue:
Subscriptions and services	14,682	12,265
Products	63,032	54,074
Total cost of revenue	77,714	66,339
Gross profit	72,668	52,727
Operating expenses:
Research and development	22,814	16,165
Sales and marketing	22,654	20,203
General and administrative	18,207	17,785
Other operating expense	1,435	25
Total operating expenses	65,110	54,178
Income (loss) from operations	7,558	(1,451)
Other income, net:
Gain on sale of long-term investment	6,423	—
Interest income, net	1,241	1,316
Other income (expense), net	70	(198)
Total other income, net	7,734	1,118
Income (loss) before income taxes	15,292	(333)
Provision for income taxes	415	502
Net income (loss)	$14,877	$(835)

Earnings (loss) per share:
Basic	$0.14	$(0.01)
Diluted	$0.13	$(0.01)
Weighted-average common shares outstanding:
Basic	106,995	102,217
Diluted	110,488	102,217

Comprehensive income (loss):
Net income (loss)	$14,877	$(835)
Other comprehensive loss, net of tax	(17)	(29)
Total comprehensive income (loss)	$14,860	$(864)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Total stockholders’ equity, beginning balances	$127,841	$100,909

Common stock and additional paid-in capital:
Beginning balances	$510,864	$498,840
Stock-based compensation	10,986	13,115
Settlement of liability classified restricted stock units	13,848	4,996
Issuance of common stock under stock-based compensation plans	—	649
Repurchases of common stock	(8,133)	(15,435)
Ending balances	$527,565	$502,165

Accumulated deficit:
Beginning balances	$(383,039)	$(397,965)
Net income (loss)	14,877	(835)
Ending balances	$(368,162)	$(398,800)

Accumulated other comprehensive income (loss):
Beginning balances	$16	$34
Other comprehensive loss, net of tax	(17)	(29)
Ending balances	$(1)	$5

Total stockholders’ equity, ending balances	$159,402	$103,370

Common stock shares:
Beginning balances	105,031	100,885
Issuance of common stock under stock-based compensation plans	4,286	3,817
Repurchases of common stock	(572)	(1,397)
Ending balances	108,745	103,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,877	$(835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	19,734	17,012
Depreciation and amortization	1,697	829
Gain on sale of long-term investment	(6,423)	—
Allowance for credit losses and non-cash changes to reserves	949	416
Deferred income taxes	241	(155)
Discount accretion on investments and other	(57)	(657)
Changes in assets and liabilities, net of assets acquired:
Accounts receivable, net	(12,490)	11,287
Inventories	(1,828)	5,648
Prepaid expenses and other assets	1,481	354
Accounts payable	(3,622)	(14,983)
Deferred revenue	14,811	15,597
Accrued and other liabilities	(1,507)	(3,594)
Net cash provided by operating activities	27,863	30,919
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(2,419)	(2,803)
Purchases of short-term investments	(14,825)	(44,049)
Purchase of long-term investment	—	(12,500)
Acquisition of business	(36,000)	—
Proceeds from maturities of short-term investments	19,988	45,000
Proceeds from sale of long-term investment	18,923	—
Net cash used in investing activities	(14,333)	(14,352)
Cash flows from financing activities:
Proceeds from employee stock plans	—	649
Repurchases of common stock	(7,334)	(15,239)
Net cash used in financing activities	(7,334)	(14,590)
Net increase in cash and cash equivalents	6,196	1,977
Cash and cash equivalents at beginning of period	146,440	82,032
Cash and cash equivalents at end of period	$152,636	$84,009
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$463	$1,164
Stock-based compensation expense capitalized for software development	$305	$601
Stock repurchases included in accounts payable	$1,021	$—

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

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, strategic partners, security solution providers, and Arlo’s direct to consumer store.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 27, 2026. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the three months ended March 29, 2026 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 29, 2026, there have been no significant changes to such policies except for the items below.

Business combinations

We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase consideration for business combinations is measured at fair value as of the acquisition date and includes the fair value of assets transferred, liabilities incurred, and equity interests issued, as well as the fair value of any contingent consideration arrangements. Transaction costs associated with business combinations, such as legal, accounting, and advisory fees, are expensed as incurred and included in other operating expense on our unaudited condensed consolidated statements of operations and comprehensive income (loss). The results of operations of acquired businesses are included in our unaudited condensed consolidated financial statements from the respective acquisition dates.

Identifiable assets acquired and liabilities assumed are recognized at their acquisition‑date fair values. Any excess of the purchase consideration over the fair value of the identifiable net assets acquired is recorded as goodwill. Goodwill represents the future economic benefits arising from assets acquired that are not individually identifiable and separately recognized. Goodwill is not amortized but is subject to impairment testing at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

The determination of the acquisition‑date fair values of assets acquired and liabilities assumed requires management to make significant estimates and assumptions, including assumptions related to forecasted cash flows, discount rates, expected useful lives of intangible assets, and the probability and timing of contingent payments. These estimates are based on information available as of the acquisition date and on assumptions management believes are reasonable; however, actual results may differ from those estimates.

The initial accounting for business combinations may be incomplete as of the reporting date. In such cases, provisional amounts are recorded based on the best information available, and these amounts may be adjusted during the measurement period as additional information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded retrospectively, with corresponding adjustments to goodwill. The measurement period ends when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date, or when it is determined that no additional information is obtainable, but shall not exceed one year from the acquisition date.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquired intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the acquisition date. Intangible assets with finite lives are amortized on a straight-line basis over their estimated respective useful lives, which is based on our expected period of benefit, generally range from five to thirteen years. Amortization expense is recorded as cost of revenue or general and administrative operating expense on our unaudited condensed consolidated statements of operations and comprehensive income (loss). Intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.

Accounting pronouncements recently adopted

During the three months ended March 29, 2026, we adopted Accounting Standards Update (“ASU”) No. 2023-06, Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This adoption did not have a material effect on our financial statements.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Contract balances

The following table reflects the changes in contract balances for the three months ended March 29, 2026:

Contract Classification	Balance Sheet Classification	March 29, 2026	December 31, 2025	$ change	% change
		(In thousands)
Receivables	Accounts receivable, net	$52,174	$39,666	$12,508	31.5%
Contract liabilities, current	Deferred revenue	$52,187	$37,139	$15,048	40.5%
Contract liabilities, non-current	Other non-current liabilities	$1,239	$1,476	$(237)	(16.1)%

Receivables increased primarily due to higher product and service sales. Contract liabilities increased primarily due to increases in subscriptions and services revenue as a result of changes in consumer subscription plans and a shift to additional annual prepaid subscriptions, as well as increases in cumulative paid accounts and rates of subscriptions. As of March 29, 2026, there were no contract assets.

For the three months ended March 29, 2026 and March 30, 2025, $21.4 million and $14.6 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining performance obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $54.6 million as of March 29, 2026 and $40.6 million as of December 31, 2025, substantially related to performance obligations classified as less than one year.

Under the Supply Agreement with Verisure Sàrl (“Verisure”), our largest customer, a performance obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of March 29, 2026, we had a backlog of $43.4 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
Sales incentives	March 29, 2026	March 30, 2025
	(In thousands)
Balance at the beginning of the period	$29,124	$29,846
Credits issued	(17,668)	(21,718)
Additions	14,994	20,250
Balance at the end of the period	$26,450	$28,378

	Three Months Ended
Sales returns	March 29, 2026	March 30, 2025
	(In thousands)
Balance at the beginning of the period	$9,273	$11,651
Credits issued	(2,789)	(5,503)
Additions	718	2,815
Balance at the end of the period	$7,202	$8,963

Disaggregation of revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Americas	$83,986	$70,097
EMEA	60,665	42,895
APAC	5,731	6,074
Total	$150,382	$119,066

For the three months ended March 29, 2026 and March 30, 2025, one customer accounted for 40% and 36% of the total revenue, respectively. No other customer accounted for 10% or greater of the total revenue. As of March 29, 2026, one customer accounted for 60%, and as of December 31, 2025, two customers accounted for 40% and 17% of the total accounts receivable, net. No other customers accounted for 10% or greater of the total accounts receivable, net.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Business Combinations

Canary Connect, Inc.

On March 11, 2026, we entered into, and simultaneously closed an Asset Purchase Agreement with Canary Connect, Inc. (“Canary”), a New York-based Internet of Things (“IoT”) company that designs and sells smart home security devices and SaaS solutions. The purpose of this transaction is to expand our presence in the AI-driven smart home security market. The transaction is accounted for as a business combination in accordance with ASC 805, Business Combinations. As a result of the transaction, we obtained control of Canary by obtaining the ability to direct its ongoing operations and to receive substantially all of the economic benefits associated.

As part of this transaction, we also entered into a Transitional Service Agreement with Canary and a Platform Transformation Agreement with Smartfrog & Canary Holdings, Inc. (“Smartfrog Group”) in order to continue servicing Canary’s existing customers and subscribers.

We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in this business combination based on their acquisition-date fair values, which is determined using income and market-based valuation techniques that require significant judgments and assumptions, including projected revenue, profitability and cash flows. Goodwill recognized through our business combinations represents the excess of the purchase price over the fair value of identifiable net assets and is primarily attributable to expected synergies and operational efficiencies and anticipated future economic benefits. The resulting goodwill from the Canary acquisition is deductible for income tax purposes.

The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. The acquired intangible assets will be amortized over their estimated useful lives.

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash paid at close	$36,000
Fixed deferred acquisition consideration	12,907
Total purchase consideration	$48,907

The purchase price allocation are as follows (in thousands):

Assets acquired:
Inventory	$1,911
Intangible assets	19,490
Goodwill	27,506
Total assets acquired	$48,907
Liabilities assumed:
Total liabilities assumed	$—
Fair value of assets acquired and liabilities assumed, net	$48,907

During the three months ended March 29, 2026, we recorded $0.5 million acquisition-related costs, which are expensed when incurred and included in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the three months ended March 29, 2026, Canary’s results of operations are not material and are included within our unaudited condensed consolidated financial statements from an effective date of March 1, 2026. The effect of this business combination was not material to our financial results. Therefore, the actual and pro-forma results of operations subsequent to the acquisition date to March 29, 2026 have not been presented.

Aloe Care Health, Inc.

On April 16, 2026, we entered into, and simultaneously closed a Merger Agreement with Aloe Care Health, Inc. (“Aloe Care”), a privately held company that provides an AI-powered medical alert and fall prevention platform for patients and their caregivers. The transaction is intended to accelerate the expansion of our AI-powered services for aging-in-place care in collaboration with health providers, patients and their families. Under the Merger Agreement, we acquired 100% of the outstanding equity interests of Aloe Care in exchange for (i) $15.0 million of cash consideration paid at closing; and (ii) contingent earnout of up to $25.0 million, payable, at our option, in cash, shares of our common stock, or a combination of cash and shares, subject to the terms of the Merger Agreement. The transaction will be accounted for as a business combination in accordance with ASC 805, Business Combinations. As a result of the transaction, we obtained control of Aloe Care by obtaining the ability to direct its ongoing operations and to receive substantially all of the economic benefits associated with Aloe Care.

During the three months ended March 29, 2026, we recorded $0.8 million acquisition-related costs, which are expensed when incurred and included in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The initial accounting for this business combination is incomplete at the date of this filing as a result of limited time between the acquisition date and the filing date. Accordingly, certain disclosures required under ASC 805, Business Combinations, including the preliminary fair values of assets acquired and liabilities assumed, pre-acquisition contingencies and any residual goodwill have not been provided. We are in the process of gathering the necessary information to complete the accounting for the transaction. Such information will be included in our Quarterly Report on Form 10-Q for the quarter ending on June 28, 2026.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Balance Sheet Components

Short-term investments

	As of March 29, 2026				As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$14,863	$—	$(1)	$14,862	$19,980	$5	$—	$19,985

Property and equipment, net

	As of
	March 29, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$16,124	$16,093
Capitalized software development costs	24,702	22,002
Software and license	5,853	5,877
Computer equipment	881	881
Leasehold improvements	941	941
Furniture and fixtures	1,404	1,393
Total property and equipment, gross	49,905	47,187
Less: accumulated depreciation and amortization	(35,727)	(34,029)
Total property and equipment, net	$14,178	$13,158

Depreciation and amortization expense pertaining to property and equipment are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Depreciation:
Operating expenses	$356	$557
Amortization:
Subscriptions and services cost	1,256	272
Operating expenses	85	—
Total depreciation and amortization	$1,697	$829

Goodwill

We have determined that no event occurred or circumstances changed during the three months ended March 29, 2026 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of March 29, 2026.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible assets, net

Intangible assets acquired through business combination as of March 29, 2026 were as follows:

	Gross carrying amount	Weighted-average remaining useful lives
	(In thousands)
Customer relationship	$8,450	10 years
Proprietary technologies	9,930	5 - 10 years
Trade names	1,110	13 years
Total intangible assets	$19,490

Amortization of intangible assets resulting from business combination for the month of March 2026 since the acquisition date was de-minimis. There were no intangible assets impairment recognized as of March 29, 2026. The expected future amortization expense for intangible assets as of March 29, 2026 was as follows (in thousands):

2026 (Remaining nine months)	$1,512
2027	2,026
2028	2,026
2029	2,026
2030	2,026
Thereafter	9,874
Total	$19,490

Accrued liabilities

	As of
	March 29, 2026	December 31, 2025
	(In thousands)
Sales incentives and marketing expenditures	$28,647	$31,976
Sales returns	7,202	9,273
Employee compensation	17,200	23,221
Cloud and other costs	8,903	6,052
Other	27,379	21,850
Total	$89,331	$92,372

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.    Fair Value Measurements

The following table summarizes assets measured at fair value on a recurring basis:

	As of
	March 29, 2026	December 31, 2025
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$49,892	$71,987
Cash equivalents: U.S. Treasuries (<90 days)	23,699	20,506
Available-for-sale securities: U.S. Treasuries (1)	14,862	19,985
Total	$88,453	$112,478
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our short-term investments in cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of March 29, 2026 and December 31, 2025, assets and liabilities measured as Level 2 fair value were not material.

Sale of long-term investment

During the three months ended March 29, 2026, we sold our investment in connection with a privately held company’s acquisition by a public company. This investment was accounted for as an equity security without a readily determinable fair value and was measured at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment in the same issuer in accordance with ASC 321, Investments-Equity Securities. Upon completion of the sale, we received total cash proceeds of $18.9 million and recognized a realized gain of $6.4 million, representing the excess of proceeds received over the carrying value of the investment. The gain from the sale of the investment is included in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Our Chief Executive Officer served on the board of directors of the privately held company and, as a result, the investee is considered a related party and the sale of our investment is a related party transaction.

As of March 29, 2026, there were no financial assets measured at fair value on a recurring basis within Level 3 fair value measurements. Our non-financial assets, such as property and equipment, goodwill, and intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of March 29, 2026, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

As of March 29, 2026, we were in compliance with all the covenants under the Credit Agreement. No amount had been drawn under the Credit Facility as of March 29, 2026.

Note 8.    Commitments and Contingencies

Operating leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are generally not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $0.8 million and $1.4 million for the three months ended March 29, 2026 and March 30, 2025, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$567	$1,196
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$13

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted average remaining lease term and weighted average discount rate related to operating leases are as follows:

	As of
	March 29, 2026	December 31, 2025
Weighted average remaining lease term	5.4 years	5.5 years
Weighted average discount rate	7.74%	7.68%

The future minimum undiscounted lease payments under operating leases for each of the next five years and thereafter as of March 29, 2026 were as follows:

2026 (Remaining nine months)	$1,922
2027	2,374
2028	1,319
2029	1,021
2030	994
Thereafter	2,622
Total future lease payments	$10,252
Less: imputed interest	(2,019)
Present value of future minimum lease payments	$8,233

Accrued liabilities	$2,003
Non-current operating lease liabilities	6,230
Total lease liabilities	$8,233

Purchase obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of March 29, 2026, we had $35.6 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of March 29, 2026, an additional $29.9 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

Tariff matters

The U.S. government has implemented tariff measures affecting a broad range of imported materials, and these measures have been subject to change. We are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment. Given the uncertainty surrounding global markets as a result of the fluid U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations. As of March 29, 2026, we have not recorded any receivables for potential tariff refunds or derecognition of tariff liabilities.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Litigation and other legal matters

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss). We monitor developments in these legal matters that could affect the estimate we had previously accrued. We currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 29, 2026 and December 31, 2025, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

Note 9.    Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers and other senior employees periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of March 29, 2026, 3.3 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over three to four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining years.

On January 23, 2026, we registered an aggregate of up to 4,200,189 shares of common stock under the 2018 Plan on a Registration Statement on Form S-8 pursuant to an “evergreen” provision contained in the 2018 Plan.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the available shares for grants as of March 29, 2026:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2025	4,409
Additional authorized shares	4,200
Granted	(5,395)
Forfeited / expired / cancelled	105
Shares available for grants as of March 29, 2026	3,319

Employee stock purchase plan

We sponsor the ESPP for eligible employees. There were no ESPP purchases during either the three months ended March 29, 2026 or March 30, 2025. As of March 29, 2026, 3.1 million shares were available for issuance under the ESPP.

Option activity

We did not grant options during the three months ended March 29, 2026. Stock option activity during the three months ended March 29, 2026 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	275	$14.10
Granted	—	$—
Exercised	—	$—
Expired / cancelled	—	$—
Outstanding as of March 29, 2026	275	$14.10
Vested and exercisable as of March 29, 2026	275	$14.10

RSU activity

RSU activity, exclusive of PSU activity, during the three months ended March 29, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	6,481	$9.99
Granted	2,508	$13.78
Vested	(2,352)	$10.45
Forfeited / cancelled	(102)	$12.66
Outstanding as of March 29, 2026	6,535	$11.17

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PSU activity

Our executive officers and other senior employees have been granted PSUs with some vesting occurring when performance conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions, including annual recurring revenue, cumulative paid accounts, subscriptions and services gross profit and gross margin, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance conditions and record the related stock-based compensation expense based on the estimated achievement over the service period.

PSU activity during the three months ended March 29, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	2,970	$10.56
Granted	2,887	$14.15
Vested	(1,934)	$10.29
Forfeited / cancelled	(3)	$8.28
Outstanding as of March 29, 2026	3,920	$11.18

Stock-based compensation expense

The following table sets forth the stock-based compensation expense by line item on the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Cost of revenue	$1,374	$1,117
Research and development	7,171	3,900
Sales and marketing	3,174	3,073
General and administrative	8,015	8,922
Stock-based compensation, net of amounts capitalized	$19,734	$17,012
Capitalized stock-based compensation	305	601
Total stock-based compensation	$20,039	$17,613

As of March 29, 2026, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of March 29, 2026, $106.6 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.3 years.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 10.     Income Taxes

The provision for income taxes for the three months ended March 29, 2026 was $0.4 million or an effective tax rate of 2.7% . The provision for income taxes for the three months ended March 30, 2025 was $0.5 million or an effective tax rate of (150.8)%. Provision for income taxes decreased for the three months ended March 29, 2026, compared to the prior year period, primarily due to the elimination of the mandatory capitalization of research and development expenses, resulting in higher current deductions, lower taxable income and a reduced income tax provision. The lower effective tax rate for the three months ended March 29, 2026, compared to the U.S. federal statutory rate, is primarily driven by lower tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes.

We evaluated the realizability of deferred tax assets on a jurisdictional basis in accordance with ASC 740 Income taxes. A valuation allowance is maintained when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of March 29, 2026, we continue to maintain a full valuation allowance against our deferred tax assets at both federal and state levels. In making this determination, we considered all available positive and negative evidence, with greater weight given to objectively verifiable evidence.

Although we have recently generated cumulative pre-tax income, we determined that we have not yet demonstrated a sustained level of profitability sufficient to support realization of the deferred tax assets. We also considered forecasted future taxable income; however, such projections are inherently uncertain and do not outweigh the available negative evidence. Based on the totality of evidence, we concluded that it is not more-likely-than-not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been maintained as of March 29, 2026. There is a reasonable possibility that within the next few quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

Note 11.     Earnings (Loss) Per Share

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands, except per share data)
Numerator:
Net income (loss)	$14,877	$(835)
Denominator:
Weighted-average common shares outstanding - basic	106,995	102,217
Effect of dilutive stock-based awards	3,493	—
Weighted-average common shares outstanding - diluted	110,488	102,217

Earnings (loss) per share - basic	$0.14	$(0.01)
Earnings (loss) per share - diluted	$0.13	$(0.01)

Anti-dilutive employee stock-based awards, excluded	635	572

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

The CODM is regularly provided with not only the consolidated expenses on our unaudited condensed consolidated statements of operations and comprehensive income (loss), but also the significant segment expenses and other segment items as below:

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Revenue	$150,382	$119,066
Less:
Cost of revenue	77,714	66,339
Operating expenses:
Personnel-related expense	19,867	17,567
Stock-based compensation	18,360	15,894
Outside professional services	14,024	11,513
Marketing expenditure	5,081	4,255
Credit card and in-app processing fee	4,922	3,682
Other segment items (1)	1,045	(494)
Depreciation and amortization	441	557
Gain on sale of long-term investment	(6,423)	—
Interest expense	59	86
Provision for income taxes	415	502
Segment net income (loss)	$14,877	$(835)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$14,877	$(835)
_________________________
(1)Other segment items include acquisition-related expense, corporate IT and facility overhead, freight out expense, workforce reduction costs, interest income, foreign currency exchange gain (loss), net and others.

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

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
United States	$81,673	$67,903
Spain	39,149	31,168
Sweden	20,750	9,451
Other countries	8,810	10,544
Total	$150,382	$119,066

Geographic information for long-lived assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	March 29, 2026	December 31, 2025
	(In thousands)
United States	$21,072	$20,242
Other countries	1,797	2,111
Total	$22,869	$22,353

Note 13.     Stock Repurchase Program

On February 3, 2026, our Board of Directors approved a stock repurchase program for up to an aggregate of $50.0 million of shares of Arlo’s common stock through open market purchases in a manner deemed to be in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of Arlo’s common stock. The stock repurchase program is expected to continue through December 31, 2027, unless extended or shortened by the Board of Directors.

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 29, 2026, we repurchased and subsequently retired 0.6 million shares of Arlo common stock for an aggregate repurchase amount of $8.0 million. As of March 29, 2026, $42.0 million remained available and authorized for future repurchases.

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

Since the launch of our first product in December 2014, we have shipped over 44.1 million smart security devices. As of March 29, 2026, the Arlo platform had approximately 13.1 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 6.0 million cumulative paid accounts and annual recurring revenue (“ARR”) of $356.9 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, strategic partners, security solution providers, and Arlo’s direct to consumer store. For the three months ended March 29, 2026 and March 30, 2025, we generated total revenue of $150.4 million and $119.1 million, respectively, and income (loss) from operations was $7.6 million and $(1.5) million, respectively.

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

	As of
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Cumulative registered accounts	13,052	19.4%	10,930
Cumulative paid accounts	6,005	22.6%	4,897
Annual recurring revenue (“ARR”)	$356,921	29.2%	$276,357

Cumulative Registered Accounts. Registered accounts at the end of a particular period are defined as the number of unique registered accounts on our platforms. The number of registered accounts does not directly correspond to the number of users. A single account may be shared by multiple users (which we consider as one account) and a single user may have multiple accounts (which we consider as multiple accounts).

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

Impact of Global Geopolitical, Economic and Business Conditions

The U.S. government has implemented tariff measures affecting a broad range of imported materials, and these measures have been subject to change. While we are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, we have not experienced a material impact on our financial position to date and do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets as a result of the fluid U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations and comprehensive income (loss) data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended
	March 29, 2026		March 30, 2025
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$90,099	59.9%	$68,849	57.8%
Products	60,283	40.1%	50,217	42.2%
Total revenue	150,382	100.0%	119,066	100.0%
Cost of revenue:
Subscriptions and services	14,682	9.8%	12,265	10.3%
Products	63,032	41.9%	54,074	45.4%
Total cost of revenue	77,714	51.7%	66,339	55.7%
Gross profit	72,668	48.3%	52,727	44.3%
Operating expenses:
Research and development	22,814	15.2%	16,165	13.6%
Sales and marketing	22,654	15.1%	20,203	17.0%
General and administrative	18,207	12.0%	17,785	14.9%
Other operating expense	1,435	1.0%	25	—%
Total operating expenses	65,110	43.3%	54,178	45.5%
Income (loss) from operations	7,558	5.0%	(1,451)	(1.2)%
Other income, net:
Gain on sale of long-term investment	6,423	4.4%	—	—%
Interest income, net	1,241	0.8%	1,316	1.1%
Other income (expense), net	70	—%	(198)	(0.2)%
Total other income, net	7,734	5.2%	1,118	0.9%
Income (loss) before income taxes	15,292	10.2%	(333)	(0.3)%
Provision for income taxes	415	0.3%	502	0.4%
Net income (loss)	$14,877	9.9%	$(835)	(0.7)%

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

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Americas	$83,986	19.8%	$70,097
Percentage of revenue	55.9%		58.9%
EMEA	60,665	41.4%	42,895
Percentage of revenue	40.3%		36.0%
APAC	5,731	(5.6)%	6,074
Percentage of revenue	3.8%		5.1%
Total revenue	$150,382	26.3%	$119,066

Revenue by classification is as follows:

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$90,099	30.9%	$68,849
Products	60,283	20.0%	50,217
Total revenue	$150,382	26.3%	$119,066

Subscriptions and services revenue increased by $21.3 million or 30.9%, for the three months ended March 29, 2026 compared to the prior year period, primarily due to a 22.6% increase in cumulative paid accounts and continued increase in average revenue per user (“ARPU”) on retail and direct paid subscription services driven by higher volume of annual plan renewals.

Products revenue increased by $10.1 million or 20.0%, for the three months ended March 29, 2026 compared to the prior year period, primarily due to the increase in product shipments to our largest customer in EMEA due to stronger customer demand coupled with lower sales incentives and sales returns on retail that are both deemed to be reductions of revenue. The increase was partially offset by a reduction in average selling prices (“ASPs”) of our products in retail channels as we continue promotional activities to stimulate household acquisition and subscriber growth.

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

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$14,682	19.7%	$12,265
Products	63,032	16.6%	54,074
Total cost of revenue	$77,714	17.1%	$66,339

Subscriptions and services cost of revenue increased by 19.7% for the three months ended March 29, 2026, compared to the prior year period, primarily due to subscriptions and services revenue growth, partially offset by cost savings as we optimize our cloud platform to improve customer experience which assists in reduced data storage and cloud compute costs.

Products cost of revenue increased by 16.6% for the three months ended March 29, 2026, compared to the prior year period, primarily due to the increase in product shipments, partially offset by decreases in product warranty and inventory reserves, as well as the decrease in freight-in costs as a result of the utilization of ocean freight.

Gross Profit

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$75,417	33.3%	$56,584
Products	(2,749)	**	(3,857)
Total gross profit	$72,668	37.8%	$52,727
Gross margin percentage:
Subscriptions and services	83.7%		82.2%
Products	(4.6)%		(7.7)%
Total gross margin	48.3%		44.3%
**Percentage change not meaningful.

Subscriptions and services gross profit increased by $18.8 million for the three months ended March 29, 2026, compared to the prior year period, primarily due to subscriptions and services revenue growth as a result of increases in cumulative paid accounts, continued increase in ARPU on retail subscriptions, and cost optimizations.

Products gross profit improved by $1.1 million for the three months ended March 29, 2026, compared to the prior year period, primarily driven by lower product warranty and inventory reserves, as well as the decrease in freight-in costs due to the utilization of ocean freight. The improvement was partially offset by a reduction in the ASPs of our products in retail channel as we continue promotional activities to stimulate household acquisition and subscriber growth.

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

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Research and development expense	$22,814	41.1%	$16,165

Research and development expense increased by $6.6 million for the three months ended March 29, 2026, compared to the prior year period, primarily due to increases of $3.3 million in stock-based compensation as a result of the increase in our stock price; $2.5 million in payroll-related compensation as a result of headcount increases; and $0.5 million in outside professional services as we continued our investment in platform services.

Sales and Marketing

Sales and marketing expense consists primarily of personnel expense for sales and marketing staff, technical support expense, advertising, trade shows, media and placement, corporate communications and other marketing expense, product marketing expense, allocated IT and facilities overhead, outbound freight costs, and credit card processing fees. We expect our sales and marketing expense to increase in the future as we invest in marketing to drive demand for our subscriptions and services and devices.

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Sales and marketing expense	$22,654	12.1%	$20,203

Sales and marketing expense increased by $2.5 million for the three months ended March 29, 2026, compared to the prior year period, primarily due to increases of $1.2 million in credit card and in-app processing fees as a result of the increase in paid accounts and focused efforts to improve our customer’s app experience; $0.9 million in marketing expenditures; and $0.2 million in professional services as we continued our investment in our customer experience improvement.

General and Administrative

General and administrative expense consists primarily of personnel-related expense for certain executives, finance and accounting, investor relations, human resources, legal, information technology, professional fees, allocated IT and facilities overhead, strategic initiatives expense, and other general corporate expense. We expect our general and administrative expense to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of such expense.

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
General and administrative expense	$18,207	2.4%	$17,785

General and administrative expense increased by $0.4 million for the three months ended March 29, 2026, compared to the prior year period, primarily due to an increase of $2.0 million in legal professional services. The increase was partially offset by decreases of $0.8 million in payroll-related compensation as a result of headcount decreases and $0.6 million in IT and facilities overhead related to allocation associated with corporate infrastructure.

Other operating expenses

Other operating expenses primarily include acquisition-related expense and workforce reduction costs.

Other Income, Net

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Gain on sale of long-term investment	$6,423	**	$—
Interest income, net	$1,241	(5.7)%	$1,316
Other income (expense), net	$70	**	$(198)
** Percentage change not meaningful.

During the three months ended March 29, 2026, we sold our strategic long-term investment. Upon completion of the sale, we received total cash proceeds of $18.9 million and recognized a realized gain of $6.4 million, representing the excess of proceeds received over the carrying value of the investment.

Interest income, net slightly decreased for the three months ended March 29, 2026 compared to the prior year period, primarily due to the declines in interest rates.

Provision for Income Taxes

	Three Months Ended
	March 29, 2026	% Change	March 30, 2025
	(In thousands, except percentage data)
Provision for income taxes	$415	(17.3)%	$502
Effective tax rate	2.7%		(150.8)%

Provision for income taxes decreased for the three months ended March 29, 2026, compared to the prior year period, primarily due to the elimination of the mandatory capitalization of research and development expenses, resulting in higher current deductions, lower taxable income and a reduced income tax provision. The higher effective tax rate for the three months ended March 29, 2026, compared to the U.S. federal income tax rate, is primarily driven by the shift from a relatively small pre-tax loss in the prior year period to a larger pre-tax profit in the current period.

Although we have recently generated cumulative pre-tax income, we determined that we have not yet demonstrated a sustained level of profitability sufficient to support realization of the deferred tax assets. We also considered forecasted future taxable income; however, such projections are inherently uncertain and do not outweigh the available negative evidence. Based on the totality of evidence, we concluded that it is not more-likely-than-not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been maintained as of March 29, 2026. There is a reasonable possibility that within the next few quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

Liquidity and Capital Resources

As of March 29, 2026, our cash and cash equivalents and short-term investments totaled $167.5 million and our unused borrowing capacity was $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of March 29, 2026, our accumulated deficit was $368.2 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Legal contingencies

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Refer to Note 8. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information about our operating leases, purchase obligations, and legal contingencies.

Stock repurchase program

On February 3, 2026, our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in March 2026 and is expected to continue through December 31, 2027 unless extended or shortened by the Board of Directors. During the three months ended March 29, 2026, we repurchased and subsequently retired 0.6 million shares of Arlo common stock for an aggregate repurchase of $8.0 million. As of March 29, 2026, $42.0 million remained available and authorized for future repurchases.

Cash Flow

The following table presents our cash flows for the periods presented.

	Three Months Ended
	March 29, 2026	March 30, 2025
	(In thousands)
Net cash provided by operating activities	$27,863	$30,919
Net cash used in investing activities	(14,333)	(14,352)
Net cash used in financing activities	(7,334)	(14,590)
Net cash increase	$6,196	$1,977

Operating activities

Net cash provided by operating activities decreased by $3.1 million for the three months ended March 29, 2026 compared to the prior year period, primarily due to unfavorable working capital movements of (i) higher accounts receivable balance primarily due to strong product sales; (ii) higher inventory purchases; and (iii) increases in deferred revenue due to the growth in our paid accounts and subscription rates; partially offset by the increase in accounts payable balances mainly due to timing of payments; partially offset by improved profitability.

Investing activities

Net cash used in investing activities was flat for the three months ended March 29, 2026 compared to the prior year period, primarily due to the payment for business combination offset by proceeds from the sale of our strategic investment and higher net proceeds from our available-for-sale securities investment.

Financing activities

Net cash used in financing activities decreased by $7.3 million for the three months ended March 29, 2026 compared to the prior year period, primarily due to lower stock repurchases offset by lower proceeds from employee stock plans.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended March 29, 2026, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 29, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.” During the three months ended March 29, 2026, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the quarter ended March 29, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 25, 2026	—	$—	—	$—
January 26, 2026 - February 22, 2026	—	$—	—	$—
February 23, 2026 - March 29, 2026	571,957	$14.08	571,957	$41,964,594
Total	571,957		571,957	$41,964,594
_________________________

(1)     On February 3, 2026, our Board of Directors approved a stock repurchase program of up to an aggregate of $50.0 million of shares of our common stock through open market purchases in a manner deemed to be in the best interests of our company and stockholders, considering the economic cost and prevailing market conditions, including the relative trading prices and volumes of our common stock. The stock repurchase program is expected to continue through December 31, 2027, unless extended or shortened by the Board of Directors.

(2)     Average price paid per share includes commission costs, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022. Commission costs associated with share repurchases and excise taxes do not reduce the remaining authorized amount under our repurchase programs.

Item 5.    Other Information

Trading Arrangements

During the quarter ended March 29, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold		Expiration Date
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Adoption	March 10, 2026	(3)	X		302,637	(4)	November 27, 2026
Amy Rothstein, Director	Adoption	March 11, 2026	(3)	X		60,260		December 31, 2027
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

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	4/7/2026	3.1
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: May 7, 2026