Form 10-Q
period 2026-06-28
Arlo Technologies, Inc.
filed 2026-08-06
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 107,613,304 as of July 31, 2026.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended June 28, 2026

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 28, 2026	December 31, 2025
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$101,382	$146,440
Short-term investments	39,749	19,985
Accounts receivable, net	63,607	39,666
Inventories	48,415	41,185
Restricted cash	1,920	—
Prepaid expenses and other current assets	17,577	13,210
Total current assets	272,650	260,486
Property and equipment, net	15,976	13,158
Operating lease right-of-use assets, net	8,180	9,195
Goodwill	47,936	11,038
Intangible assets, net	25,713	—
Long-term investment	—	12,500
Other non-current assets	4,127	4,171
Total assets	$374,582	$310,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,832	$42,826
Deferred revenue	50,842	37,139
Accrued liabilities	92,782	92,372
Total current liabilities	194,456	172,337
Non-current operating lease liabilities	5,716	6,743
Other non-current liabilities	15,885	3,627
Total liabilities	216,057	182,707
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 107,560,075 at June 28, 2026 and 105,030,947 at December 31, 2025	107	105
Additional paid-in capital	523,552	510,759
Accumulated other comprehensive income	—	16
Accumulated deficit	(365,134)	(383,039)
Total stockholders’ equity	158,525	127,841
Total liabilities and stockholders’ equity	$374,582	$310,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$93,047	$78,175	$183,146	$147,024
Products	62,890	51,230	123,173	101,447
Total revenue	155,937	129,405	306,319	248,471
Cost of revenue:
Subscriptions and services	17,582	12,235	32,264	24,500
Products	63,139	59,095	126,171	113,169
Total cost of revenue	80,721	71,330	158,435	137,669
Gross profit	75,216	58,075	147,884	110,802
Operating expenses:
Research and development	23,658	18,489	46,472	34,654
Sales and marketing	24,085	21,103	46,739	41,306
General and administrative	23,128	16,334	41,335	34,119
Other operating expense	1,889	216	3,324	241
Total operating expenses	72,760	56,142	137,870	110,320
Income from operations	2,456	1,933	10,014	482
Other income, net:
Gain on sale of long-term investment	—	—	6,423	—
Interest income, net	979	1,344	2,220	2,660
Other income (expense), net	25	(407)	95	(605)
Total other income, net	1,004	937	8,738	2,055
Income before income taxes	3,460	2,870	18,752	2,537
Provision (benefit) for income taxes	432	(254)	847	248
Net income	$3,028	$3,124	$17,905	$2,289

Earnings per share:
Basic	$0.03	$0.03	$0.17	$0.02
Diluted	$0.03	$0.03	$0.16	$0.02
Weighted-average common shares outstanding:
Basic	108,123	103,885	107,569	103,060
Diluted	110,819	108,061	111,094	107,692

Comprehensive income (loss):
Net income	$3,028	$3,124	$17,905	$2,289
Other comprehensive income (loss), net of tax	1	(13)	(16)	(42)
Total comprehensive income	$3,029	$3,111	$17,889	$2,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Total stockholders’ equity, beginning balances	$159,402	$103,370	$127,841	$100,909

Common stock and additional paid-in capital:
Beginning balances	$527,565	$502,165	$510,864	$498,840
Stock-based compensation expense	16,277	11,081	27,263	24,196
Settlement of liability classified restricted stock units	—	—	13,848	4,996
Issuance under stock-based compensation plans	—	156	—	805
Issuance under employee stock purchase plan	1,955	1,475	1,955	1,475
Repurchases of common stock	(22,138)	(919)	(30,271)	(16,354)
Ending balances	$523,659	$513,958	$523,659	$513,958

Accumulated deficit:
Beginning balances	$(368,162)	$(398,800)	$(383,039)	$(397,965)
Net income	3,028	3,124	17,905	2,289
Ending balances	$(365,134)	$(395,676)	$(365,134)	$(395,676)

Accumulated other comprehensive income (loss):
Beginning balances	$(1)	$5	$16	$34
Other comprehensive income (loss), net of tax	1	(13)	(16)	(42)
Ending balances	$—	$(8)	$—	$(8)

Total stockholders’ equity, ending balances	$158,525	$118,274	$158,525	$118,274

Common stock shares:
Beginning balances	108,745	103,305	105,031	100,885
Issuance under stock-based compensation plans	329	921	4,615	4,738
Issuance under employee stock purchase plan	187	155	187	155
Repurchases of common stock	(1,701)	(92)	(2,273)	(1,489)
Ending balances	107,560	104,289	107,560	104,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 28, 2026	June 29, 2025
	(In thousands)
Cash flows from operating activities:
Net income	$17,905	$2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	41,444	31,995
Depreciation and amortization	4,625	1,687
Gain on sale of long-term investment	(6,423)	—
Allowance for credit losses and non-cash changes to reserves	1,351	—
Deferred income taxes	161	(107)
Discount accretion on investments and other	(249)	(1,390)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(23,943)	(4,188)
Inventories	(4,119)	9,826
Prepaid expenses and other assets	(4,356)	(2,758)
Accounts payable	6,063	(13,888)
Deferred revenue	13,155	14,956
Accrued and other liabilities	(6,342)	1,327
Net cash provided by operating activities	39,272	39,749
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(5,326)	(5,778)
Purchases of short-term investments	(44,520)	(83,390)
Purchase of long-term investment	—	(12,500)
Acquisitions of businesses, net of cash acquired	(48,155)	—
Proceeds from maturities of short-term investments	24,989	65,000
Proceeds from sale of long-term investment	18,923	—
Net cash used in investing activities	(54,089)	(36,668)
Cash flows from financing activities:
Proceeds from employee stock plans	1,955	2,280
Repurchases of common stock	(30,276)	(16,149)
Net cash used in financing activities	(28,321)	(13,869)
Net decrease in cash and cash equivalents	(43,138)	(10,788)
Cash, cash equivalents, and restricted cash, at beginning of period	146,440	82,032
Cash, cash equivalents, and restricted cash, at end of period	$103,302	$71,244
Reconciliation of cash, cash equivalents, and restricted cash to Consolidated Balance Sheets
Cash and cash equivalents	$101,382	$71,244
Restricted cash	1,920	—
Total cash, cash equivalents, and restricted cash	$103,302	$71,244
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$382	$566
Stock-based compensation expense capitalized for software development	$778	$868

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period’s presentation. None of these reclassifications had a material impact to the unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the six months ended June 28, 2026 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 28, 2026, there have been no significant changes to such policies except for the items below.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquired intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the acquisition date. Intangible assets with finite lives are amortized on a straight-line basis over their estimated respective useful lives, which is based on our expected period of benefit generally ranging from five to thirteen years. Amortization expense is recorded as cost of subscriptions and services revenue on our unaudited condensed consolidated statements of operations and comprehensive income (loss). Intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.

Accounting pronouncements recently adopted

During the six months ended June 28, 2026, we adopted Accounting Standards Update (“ASU”) No. 2025-05, Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This adoption did not have a material effect on our financial statements.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Contract balances

The following table reflects the changes in contract balances for the six months ended June 28, 2026:

Contract Classification	Balance Sheet Classification	June 28, 2026	December 31, 2025	$ change	% change
		(In thousands)
Receivables	Accounts receivable, net	$63,607	$39,666	$23,941	60.4%
Contract liabilities, current	Deferred revenue	$50,842	$37,139	$13,703	36.9%
Contract liabilities, non-current	Other non-current liabilities	$957	$1,476	$(519)	(35.2)%

Receivables increased primarily due to higher product and service sales. Contract liabilities increased primarily due to growth in subscriptions and services revenue driven by changes in consumer subscription plans, a shift toward additional annual prepaid subscriptions, and increases in cumulative paid accounts and subscription rates. As of June 28, 2026, there were no contract assets.

For the six months ended June 28, 2026 and June 29, 2025, $29.5 million and $21.7 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining performance obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $54.0 million as of June 28, 2026 and $40.6 million as of December 31, 2025, substantially related to performance obligations classified as less than one year.

Under the Supply Agreement with Verisure Sàrl (“Verisure”), our largest customer, a performance obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of June 28, 2026, we had a backlog of $40.0 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended		Six Months Ended
Sales incentives	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Balance at the beginning of the period	$26,450	$28,378	$29,124	$29,846
Credits issued	(19,078)	(19,834)	(36,746)	(41,552)
Additions	18,929	26,348	33,923	46,598
Balance at the end of the period	$26,301	$34,892	$26,301	$34,892

	Three Months Ended		Six Months Ended
Sales returns	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Balance at the beginning of the period	$7,202	$8,963	$9,273	$11,651
Credits issued	(2,985)	(3,246)	(5,774)	(8,749)
Additions	1,181	2,373	1,899	5,188
Balance at the end of the period	$5,398	$8,090	$5,398	$8,090

Disaggregation of revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Americas	$88,969	$81,902	$172,955	$151,999
EMEA	61,479	43,320	122,144	86,215
APAC	5,489	4,183	11,220	10,257
Total	$155,937	$129,405	$306,319	$248,471

For the six months ended June 28, 2026 and June 29, 2025, one customer accounted for 40% and 35% of the total revenue, respectively. No other customer accounted for 10% or greater of the total revenue. As of June 28, 2026, one customer accounted for 60%, and as of December 31, 2025, two customers accounted for 40% and 17% of the total accounts receivable, net. No other customers accounted for 10% or greater of the total accounts receivable, net.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 4.    Business Combinations

Canary Connect, Inc.

On March 11, 2026, we entered into and simultaneously closed an Asset Purchase Agreement with Canary Connect, Inc. (“Canary”), a New York-based Internet of Things (“IoT”) company that designs and sells smart home security devices and SaaS solutions. The purpose of this transaction is to expand our presence in the AI-driven smart home security market. The transaction is accounted for as a business combination in accordance with ASC 805, Business Combinations. As a result of the transaction, we obtained control of Canary by obtaining the ability to direct its ongoing operations and to receive substantially all of the economic benefits associated with Canary.

As part of this transaction, we also entered into a Transitional Service Agreement with Canary and a Platform Transformation Agreement with Smartfrog & Canary Holdings, Inc. (“Smartfrog Group”) in order to continue servicing Canary’s existing customers and subscribers.

We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in this business combination based on their acquisition-date fair values, which is determined using income and market-based valuation techniques that require significant judgments and assumptions, including projected revenue, profitability and cash flows. Goodwill recognized through the Canary acquisition represents the excess of the purchase price over the fair value of identifiable net assets and is primarily attributable to expected synergies and operational efficiencies and anticipated future economic benefits. The resulting goodwill associated with Canary is deductible for income tax purposes.

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

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash paid at close	$36,000
Fixed deferred acquisition consideration	12,907
Total purchase consideration	$48,907

The purchase price allocation is as follows (in thousands):

Assets acquired:
Inventory	$1,911
Intangible assets	19,090
Goodwill	27,906
Total assets acquired	$48,907
Liabilities assumed:
Total liabilities assumed	$—
Fair value of assets acquired and liabilities assumed, net	$48,907

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair values and useful lives of identifiable intangible assets were as follows:

	Gross amount	Estimated useful life
	(In thousands)	(In years)
Customer relationship (1)	$8,320	10
Proprietary technologies (2)	9,670	5 - 10
Trade names (3)	1,100	13
Total intangible assets	$19,090
_________________________
(1)    Customer relationship intangible assets were valued using the multi-period excess earnings method, which is the present value of the projected cash flows expected to be generated by the existing customer relationships, after deducting contributory asset charges representing a fair return on other assets required to generate those cash flows. Key assumptions included discounted cash flow and estimated customer retention rates.

(2)    Proprietary technologies intangible assets comprised of various developed technologies, which were valued using the relief-from-royalty method and the multi-period excess earnings method. For the proprietary technology intangible asset valued using the relief-from-royalty method, which is based on the discounted cash flow savings accruing to the owner from not having to license the technology from a third party. Key assumptions included attributable revenue, royalty rates, and technology obsolescence rates. For the proprietary technology intangible asset valued using the multi-period excess earnings method, which is based on the discounted cash flows after deducting contributory asset charges representing a fair return on other assets required to generate those cash flows. Key assumptions included attributable revenue, profitability, cash flows, and technology obsolescence rates.

(3)    Trade names intangible assets were valued using the relief from royalty method, which is the discounted cash flow savings accruing to the owner by virtue of the fact that the owner is not required to license the trade names from a third party. Key assumptions included attributable revenue expected from the trade names, royalty rates, and assumed asset life.

During the six months ended June 28, 2026, we recorded $0.8 million acquisition-related costs, which are expensed when incurred and included in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

During the six months ended June 28, 2026, Canary’s results of operations are not material and are included within our unaudited condensed consolidated financial statements from an effective date of March 1, 2026. The effect of this business combination was not material to our financial results. Therefore, the actual and pro-forma results of operations from the acquisition date to June 28, 2026 have not been presented.

Aloe Care Health, Inc.

On April 16, 2026, we entered into and simultaneously closed a Merger Agreement with Aloe Care Health, Inc. (“Aloe Care”), a privately held company that provides an AI-powered medical alert and fall prevention platform for patients and their caregivers. The transaction is intended to accelerate the expansion of our AI-powered services for aging-in-place care in collaboration with health providers, patients and their families. The transaction is accounted for as a business combination in accordance with ASC 805, Business Combinations. As a result of the transaction, we obtained control of Aloe Care by obtaining the ability to direct its ongoing operations and to receive substantially all of the economic benefits associated with Aloe Care.

Under the Merger Agreement, we acquired 100% of the outstanding equity interests of Aloe Care in exchange for (i) $15.0 million of cash consideration paid at closing; and (ii) contingent earnout of up to $25.0 million, payable, at our option, in cash, shares of our common stock, or a combination of cash and shares, subject to the terms of the Merger Agreement.

We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in this business combination based on their acquisition-date fair values, which is determined using income and market-based valuation

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
techniques that require significant judgments and assumptions, including projected revenue, profitability and cash flows. Goodwill recognized through the Aloe Care acquisition represents the excess of the purchase price over the fair value of identifiable net assets and is primarily attributable to expected synergies and operational efficiencies and anticipated future economic benefits. The resulting goodwill associated with Aloe Care is not deductible for income tax purposes.

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

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash paid at close (1)	$14,102
Earnout contingent consideration (2)	5,380
Total purchase consideration	$19,482
_________________________
(1)    Cash paid at close does not include the acquisition-related costs which are expensed when incurred and are not purchase consideration.

(2)    The earnout was accounted for as contingent consideration at fair value and was valued using a Monte Carlo simulation model, applying a revenue discount rate of 6.3% to the projected revenue inputs and a discount rate of 7.75% to present value the resulting payment as of the acquisition date. The fair value measurement was based on significant inputs not observable in the market, including projected revenue, probability, and the timing of achieving the earnout targets.

The purchase price allocation is as follows (in thousands):

Assets acquired:
Cash	$27
Restricted cash (1)	1,920
Inventories	2,455
Other acquired assets	433
Intangible assets	7,840
Goodwill	8,992
Total assets acquired	$21,667
Liabilities assumed:
Accounts payable	$1,960
Other assumed liabilities	225
Total liabilities assumed	$2,185
Fair value of assets acquired and liabilities assumed, net	$19,482
_________________________
(1)    Restricted cash is in escrow funds to secure post-acquisition indemnification obligations and working capital adjustments.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values and useful lives of identifiable intangible assets were as follows:

	Gross amount	Estimated useful life
	(In thousands)	(In years)
Customer relationship (1)	$470	5
Proprietary technologies (2)	4,810	10
Trade names (3)	2,560	10
Total intangible assets	$7,840
_________________________
(1)    Customer relationship intangible assets were valued using the distributor method, which is the present value of the after-tax cash flows expected to be generated by the existing customer relationships, after reduction by an estimated fair rate of return on contributory assets required to generate the customer relationship revenues. Key assumptions included the discount rate, estimated customer retention rates, and the selected distributor profit margin derived from guideline public distributor companies.

(2)    Proprietary technologies intangible assets were valued using the multi-period excess earnings method based on the discounted cash flows and technology obsolescence rate. Key assumptions included attributable revenue, profitability, cash flows, and technology obsolescence rates.

(3)    Trade names intangible assets were valued using the relief from royalty method, which is the discounted cash flow savings accruing to the owner by virtue of the fact that the owner is not required to license the trade names from a third party. Key assumptions included attributable revenue expected from the trade names, royalty rates, and assumed asset life.

During the six months ended June 28, 2026, we recorded $2.2 million acquisition-related costs, which are expensed when incurred and included in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

During the six months ended June 28, 2026, Aloe Care’s results of operations are not material and are included within our unaudited condensed consolidated financial statements from an effective date of April 16, 2026. The effect of this business combination was not material to our financial results. Therefore, the actual and pro-forma results of operations from the acquisition date to June 28, 2026 have not been presented.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.    Balance Sheet Components

Short-term investments

	As of June 28, 2026				As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$39,749	$—	$—	$39,749	$19,980	$5	$—	$19,985

Property and equipment, net

	As of
	June 28, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$16,331	$16,093
Capitalized software development costs	27,974	22,002
Software and license	5,850	5,877
Computer equipment	881	881
Leasehold improvements	941	941
Furniture and fixtures	1,410	1,393
Total property and equipment, gross	53,387	47,187
Less: accumulated depreciation and amortization	(37,411)	(34,029)
Total property and equipment, net	$15,976	$13,158

Depreciation and amortization expense pertaining to property and equipment are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Depreciation:
Operating expenses	$346	$366	$702	$923
Amortization:
Subscriptions and services cost	1,275	341	2,531	613
Operating expenses	90	151	175	151
Total depreciation and amortization	$1,711	$858	$3,408	$1,687

Goodwill

We have determined that no event occurred or circumstances changed during the six months ended June 28, 2026 that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of June 28, 2026.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible assets, net

Intangible assets acquired through business combinations as of June 28, 2026 were as follows:

	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted-average remaining amortization periods
	(In thousands)
Customer relationship	$8,790	(630)	8,160	9.4 years
Proprietary technologies	14,480	(495)	13,985	9.4 years
Trade names	3,660	(92)	3,568	10.6 years
Total intangible assets	$26,930	$(1,217)	$25,713

Amortization of intangible assets resulting from business combinations during the three and six months ended June 28, 2026 was $1.2 million and $1.2 million, respectively. There were no accumulated intangible assets impairment recognized as of June 28, 2026. The expected future amortization expense for intangible assets as of June 28, 2026 was as follows (in thousands):

2026 (Remaining six months)	$1,879
2027	3,261
2028	3,060
2029	2,903
2030	2,788
Thereafter	11,822
Total	$25,713

Accrued liabilities

	As of
	June 28, 2026	December 31, 2025
	(In thousands)
Sales incentives and marketing expenditures	$28,707	$31,976
Sales returns	5,398	9,273
Employee compensation	20,791	23,221
Cloud and other costs	9,154	6,052
Other	28,732	21,850
Total	$92,782	$92,372

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.    Fair Value Measurements

Fair value on a recurring basis

	As of
	June 28, 2026	December 31, 2025
	(In thousands)
Cash equivalents: money-market funds (<90 days)	$24,671	$71,987
Cash equivalents: U.S. Treasuries (<90 days)	24,853	20,506
Available-for-sale securities: U.S. Treasuries (1)	39,749	19,985
Total	$89,273	$112,478
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

Our short-term investments in cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of June 28, 2026 and December 31, 2025, assets and liabilities measured as Level 2 fair value were not material and there were no financial assets measured as Level 3 fair value.

Earnout contingent consideration recognized through the Aloe Care acquisition is measured at the fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy because the measurement requires the use of significant unobservable inputs. The fair value of the earnout contingent consideration was estimated using income and market-based valuation techniques and discounted to present value. Significant unobservable inputs used in the valuation include projected revenue, profitability, cash flows, and the discount rate. Changes in these assumptions could result in a significantly higher or lower fair value measurement.

The contingent consideration liability was $5.4 million as of June 28, 2026 and was included in other non-current liabilities on the unaudited condensed consolidated balance sheets. Changes in the fair value of the contingent consideration liability will be recognized in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss). During the six months ended June 28, 2026, there was no fair value adjustment related to the earnout contingent consideration.

Fair value on a non-recurring basis

Our non-financial assets, such as property and equipment, goodwill, and intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

Sale of long-term investment

During the first fiscal quarter of 2026, we sold our investment in connection with a privately held company’s acquisition by a public company. This investment was accounted for as an equity security without a readily determinable fair value and was measured at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment in the same issuer in accordance with ASC 321, Investments-Equity Securities. Upon completion of the sale, we received total cash proceeds of $18.9 million and recognized a realized gain of $6.4 million, representing the excess of proceeds received over the carrying value of the investment. The gain from the sale of the investment is included in other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Our Chief Executive Officer served on the board of directors of the privately held company and, as a result, the investee is considered a related party and the sale of our investment is a related party transaction.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 7.    Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of June 28, 2026, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

As of June 28, 2026, we were in compliance with all the covenants under the Credit Agreement. No amount had been drawn under the Credit Facility as of June 28, 2026.

Note 8.    Commitments and Contingencies

Operating leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are generally not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $0.8 million and $1.6 million for the three and six months ended June 28, 2026, respectively, and $1.4 million and $2.8 million for the three and six months ended June 29, 2025, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Six Months Ended
	June 28, 2026	June 29, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,210	$4,075
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$65

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average remaining lease term and weighted-average discount rate related to operating leases are as follows:

	As of
	June 28, 2026	December 31, 2025
Weighted-average remaining lease term	5.3 years	5.5 years
Weighted-average discount rate	7.81%	7.68%

The future minimum undiscounted lease payments under operating leases for each of the next five years and thereafter as of June 28, 2026 were as follows (in thousands):

2026 (remaining six months)	$1,278
2027	2,370
2028	1,311
2029	1,021
2030	994
Thereafter	2,622
Total future lease payments	$9,596
Less: imputed interest	(1,867)
Present value of future minimum lease payments	$7,729

Accrued liabilities	$2,013
Non-current operating lease liabilities	5,716
Total lease liabilities	$7,729

Purchase obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of June 28, 2026, we had $37.4 million in non-cancelable purchase commitments with suppliers which is expected to be paid over the next twelve months.

As of June 28, 2026, an additional $32.8 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Tariff refunds

On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed in fiscal 2025 under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. The ruling did not address potential refunds; however, on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, the CBP launched a process for submitting IEEPA refund claims and subsequently, we submitted refund claims. We applied a gain contingency model in accordance with ASC 450, Contingencies, and account for refunds when the amounts are collected as a reduction of cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Additionally, interest associated with refunds is accounted for as interest income on the unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months ended June 28, 2026, we received and recognized tariff refunds of $8.0 million and interest income of $0.2 million. Subsequent to June 28, 2026, we received and recognized tariff refunds of $6.3 million and interest income of $0.2 million. We have received substantially all tariff refunds as of the date the financial statements were issued.

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

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 28, 2026 and December 31, 2025, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 9.    Employee Benefit Plans

We grant options and restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”), under which awards may be granted to all employees. We also grant performance-based and market-based restricted stock units (“PSUs”) to our executive officers and other senior employees periodically. Award vesting periods for the 2018 Plan are generally three to five years. As of June 28, 2026, 2.9 million shares were available for future grants. Options may be granted for periods of up to 10 years or such shorter term as may be provided in the agreement and at prices no less than 100% of the fair market value of Arlo’s common stock on the date of grant. Options granted under the 2018 Plan generally vest over three to four years, the first tranche at the end of 12 months and the remaining shares underlying the option vesting monthly over the remaining years.

On January 23, 2026, we registered an aggregate of up to 4,200,189 shares of common stock under the 2018 Plan on a Registration Statement on Form S-8 pursuant to an “evergreen” provision contained in the 2018 Plan.

The following table sets forth the available shares for grants as of June 28, 2026:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2025	4,409
Additional authorized shares	4,200
Granted	(5,949)
Forfeited / expired / cancelled	209
Shares available for grants as of June 28, 2026	2,869

Employee stock purchase plan

We sponsor the ESPP for eligible employees, under which, employees purchased 187 thousand shares and 155 thousand shares during the six months ended June 28, 2026 and June 29, 2025, respectively. As of June 28, 2026, 3.0 million shares were available for issuance under the ESPP.

Option activity

We did not grant options during the six months ended June 28, 2026. Stock option activity during the six months ended June 28, 2026 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	275	$14.10
Granted	—	$—
Exercised	—	$—
Expired / cancelled	—	$—
Outstanding as of June 28, 2026	275	$14.10
Vested and exercisable as of June 28, 2026	275	$14.10

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU activity

RSU activity, exclusive of PSU activity, during the six months ended June 28, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	6,481	$9.99
Granted	3,062	$13.81
Vested	(2,681)	$10.58
Forfeited / cancelled	(206)	$13.06
Outstanding as of June 28, 2026	6,656	$11.41

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

PSU activity during the six months ended June 28, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	2,970	$10.56
Granted	2,887	$11.95
Vested	(1,934)	$10.29
Forfeited / cancelled	(3)	$8.28
Outstanding as of June 28, 2026	3,920	$11.72

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-based compensation expense

The following table sets forth the stock-based compensation expense by line item on the unaudited condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Cost of revenue	$1,136	$885	$2,510	$2,002
Research and development	6,730	4,500	13,901	8,400
Sales and marketing	2,896	2,079	6,070	5,152
General and administrative	10,948	7,519	18,963	16,441
Stock-based compensation, net of amounts capitalized	$21,710	$14,983	$41,444	$31,995
Capitalized stock-based compensation	472	267	778	868
Total stock-based compensation	$22,182	$15,250	$42,222	$32,863

As of June 28, 2026, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of June 28, 2026, $92.9 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.3 years.

Note 10.     Income Taxes

The provision for income taxes for the three and six months ended June 28, 2026 was $0.4 million and $0.8 million, respectively, or an effective tax rate of 12.5% and 4.5%, respectively. The provision (benefit) for income taxes for the three and six months ended June 29, 2025 was $(0.3) million and $0.2 million, respectively, or an effective tax rate of (8.9)% and 9.8%, respectively. Provision for income taxes increased for the three and six months ended June 28, 2026 compared to the prior year periods, primarily due to higher pre-tax income in the current periods and the prior year three-month period’s income tax benefit. The lower effective tax rate for the six months ended June 28, 2026, compared to the U.S. federal statutory rate, is primarily driven by lower tax rate on foreign earnings and valuation allowance on our net U.S. deferred tax assets and certain foreign tax attributes.

We evaluated the realizability of deferred tax assets on a jurisdictional basis in accordance with ASC 740 Income taxes. A valuation allowance is maintained when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of June 28, 2026, we continue to maintain a full valuation allowance against our deferred tax assets at both federal and state levels. In making this determination, we considered all available positive and negative evidence, with greater weight given to objectively verifiable evidence.

Although we have recently generated cumulative pre-tax income, we determined that we have not yet demonstrated a sustained level of profitability sufficient to support realization of the deferred tax assets. We also considered forecasted future taxable income; however, such projections are inherently uncertain and do not outweigh the available negative evidence. Based on the totality of evidence, we concluded that it is not more-likely-than-not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been maintained as of June 28, 2026. There is a reasonable possibility that within the next few quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands, except per share data)
Numerator:
Net income	$3,028	$3,124	$17,905	$2,289
Denominator:
Weighted-average common shares outstanding - basic	108,123	103,885	107,569	103,060
Effect of dilutive stock-based awards	2,696	4,176	3,525	4,632
Weighted-average common shares outstanding - diluted	110,819	108,061	111,094	107,692

Earnings per share - basic	$0.03	$0.03	$0.17	$0.02
Earnings per share - diluted	$0.03	$0.03	$0.16	$0.02

Anti-dilutive employee stock-based awards, excluded	603	331	500	514

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

The CODM is regularly provided with not only the consolidated expenses on our unaudited condensed consolidated statements of operations and comprehensive income (loss), but also the significant segment expenses and other segment items as below:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
Revenue	$155,937	$129,405	$306,319	$248,471
Less:
Cost of revenue	80,721	71,330	158,435	137,669
Operating expenses:
Personnel-related expense	21,395	18,709	41,262	36,277
Stock-based compensation	20,575	14,098	38,935	29,993
Outside professional services	15,417	11,097	29,441	22,608
Marketing expenditure	5,336	5,788	10,417	10,043
Credit card and in-app processing fee	4,360	4,422	9,282	8,104
Other segment items (1)	3,951	489	4,996	(5)
Depreciation and amortization	436	518	877	1,075
Gain on sale of long-term investment	—	—	(6,423)	—
Interest expense	286	84	345	170
Provision (benefit) for income taxes	432	(254)	847	248
Segment net income (loss)	$3,028	$3,124	$17,905	$2,289
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$3,028	$3,124	$17,905	$2,289
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

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(In thousands)
United States	$86,875	$79,457	$168,548	$147,360
Spain	38,418	25,653	77,567	56,820
Sweden	22,700	13,086	43,450	22,538
Other countries	7,944	11,209	16,754	21,753
Total	$155,937	$129,405	$306,319	$248,471

Geographic information for long-lived assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	June 28, 2026	December 31, 2025
	(In thousands)
United States	$22,665	$20,242
Other countries	1,491	2,111
Total	$24,156	$22,353

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

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 28, 2026, we repurchased and subsequently retired 2.3 million shares of Arlo common stock for an aggregate repurchase amount of $29.9 million. As of June 28, 2026, $20.1 million remained available and authorized for future repurchases.

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

Since the launch of our first product in December 2014, we have shipped over 45.6 million smart security devices. As of June 28, 2026, the Arlo platform had approximately 13.6 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 6.3 million cumulative paid accounts and annual recurring revenue (“ARR”) of $365.0 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, strategic partners, security solution providers, and Arlo’s direct to consumer store. For the three months ended June 28, 2026 and June 29, 2025, we generated total revenue of $155.9 million and $129.4 million, respectively, and income from operations was $2.5 million and $1.9 million, respectively. For the six months ended June 28, 2026 and June 29, 2025, we generated total revenue of $306.3 million and $248.5 million, respectively, and income from operations was $10.0 million and $0.5 million, respectively.

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

	As of
	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Cumulative registered accounts	13,569	20.8%	11,237
Cumulative paid accounts	6,303	23.2%	5,115
Annual recurring revenue (“ARR”)	$364,959	15.6%	$315,655

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

Impact of Global Geopolitical, Economic and Business Conditions

The U.S. government has implemented tariff measures affecting a broad range of imported materials, and these measures have been subject to change. While we are actively monitoring the changes in global trade policy and the effects they may have on our business and broader macroeconomic environment, we do not expect them to have a material detrimental impact on our business operations in the near term. However, given the uncertainty surrounding global markets as a result of the fluid U.S. tariff policy, we do not have clarity at this point over the potential medium to long term impacts our business may face. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact our suppliers’ ability to deliver materials or manufacture equipment for us and, therefore, delay or impede our product deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand and impact the demand for our products.

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations and comprehensive income (loss) data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Six Months Ended
	June 28, 2026		June 29, 2025		June 28, 2026		June 29, 2025
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$93,047	59.7%	$78,175	60.4%	$183,146	59.8%	$147,024	59.2%
Products	62,890	40.3%	51,230	39.6%	123,173	40.2%	101,447	40.8%
Total revenue	155,937	100.0%	129,405	100.0%	306,319	100.0%	248,471	100.0%
Cost of revenue:
Subscriptions and services	17,582	11.3%	12,235	9.5%	32,264	10.5%	24,500	9.9%
Products	63,139	40.5%	59,095	45.6%	126,171	41.2%	113,169	45.5%
Total cost of revenue	80,721	51.8%	71,330	55.1%	158,435	51.7%	137,669	55.4%
Gross profit	75,216	48.2%	58,075	44.9%	147,884	48.3%	110,802	44.6%
Operating expenses:
Research and development	23,658	15.2%	18,489	14.3%	46,472	15.2%	34,654	13.9%
Sales and marketing	24,085	15.4%	21,103	16.3%	46,739	15.3%	41,306	16.6%
General and administrative	23,128	14.8%	16,334	12.6%	41,335	13.5%	34,119	13.7%
Other operating expense	1,889	1.2%	216	0.2%	3,324	1.0%	241	0.2%
Total operating expenses	72,760	46.6%	56,142	43.4%	137,870	45.0%	110,320	44.4%
Income from operations	2,456	1.6%	1,933	1.5%	10,014	3.3%	482	0.2%
Other income, net:
Gain on sale of long-term investment	—	—%	—	—%	6,423	2.1%	—	—%
Interest income, net	979	0.6%	1,344	1.0%	2,220	0.7%	2,660	1.1%
Other income (expense), net	25	—%	(407)	(0.3)%	95	—%	(605)	(0.3)%
Total other income, net	1,004	0.6%	937	0.7%	8,738	2.8%	2,055	0.8%
Income before income taxes	3,460	2.2%	2,870	2.2%	18,752	6.1%	2,537	1.0%
Provision (benefit) for income taxes	432	0.3%	(254)	(0.2)%	847	0.3%	248	0.1%
Net income	$3,028	1.9%	$3,124	2.4%	$17,905	5.8%	$2,289	0.9%

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

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Americas	$88,969	8.6%	$81,902	$172,955	13.8%	$151,999
Percentage of revenue	57.1%		63.3%	56.5%		61.2%
EMEA	61,479	41.9%	43,320	122,144	41.7%	86,215
Percentage of revenue	39.4%		33.5%	39.9%		34.7%
APAC	5,489	31.2%	4,183	11,220	9.4%	10,257
Percentage of revenue	3.5%		3.2%	3.6%		4.1%
Total revenue	$155,937	20.5%	$129,405	$306,319	23.3%	$248,471

Revenue by classification is as follows:

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$93,047	19.0%	$78,175	$183,146	24.6%	$147,024
Products	62,890	22.8%	51,230	123,173	21.4%	101,447
Total revenue	$155,937	20.5%	$129,405	$306,319	23.3%	$248,471

Subscriptions and services revenue increased by $14.9 million or 19.0%, and $36.1 million or 24.6%, for the three and six months ended June 28, 2026, respectively, compared with the prior year periods. The increases were primarily driven by a 23.2% increase in cumulative paid accounts and the growth in average revenue per user (“ARPU”) on retail and direct paid subscription services, reflecting a higher volume of annual plan renewals.

Products revenue increased by $11.7 million or 22.8%, and $21.7 million or 21.4%, for the three and six months ended June 28, 2026, respectively, compared with the prior year periods. The increases were primarily driven by higher product shipments to our largest customer in EMEA, reflecting stronger customer demand, as well as lower sales incentives and sales returns in retail channels, both of which are recorded as reductions of revenue. These increases were partially offset by lower average selling prices (“ASPs”) for our products sold through retail channels as we continued promotional activities to stimulate household acquisition and subscriber growth.

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

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$17,582	43.7%	$12,235	$32,264	31.7%	$24,500
Products	63,139	6.8%	59,095	126,171	11.5%	113,169
Total cost of revenue	$80,721	13.2%	$71,330	$158,435	15.1%	$137,669

Subscriptions and services cost of revenue increased by 43.7% and 31.7% for the three and six months ended June 28, 2026, respectively, compared with the prior year periods. The increases were primarily driven by growth in subscriptions and services revenue and continued investments in platform services to support subscription-based business growth and improve customer experience.

Products cost of revenue increased by 6.8% and 11.5% for the three and six months ended June 28, 2026, respectively, compared with the prior year periods, The increases were primarily driven by higher product shipments and partially offset by an $8.0 million tariff refund recorded as a reduction of cost of revenue and coupled with lower freight-in costs resulting from increased use of ocean freight. For the six months ended June 28, 2026, the increase was also partially offset by lower product warranty and inventory reserves.

Gross Profit

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$75,465	14.4%	$65,940	$150,882	23.1%	$122,524
Products	(249)	**	(7,865)	(2,998)	**	(11,722)
Total gross profit	$75,216	29.5%	$58,075	$147,884	33.5%	$110,802
Gross margin percentage:
Subscriptions and services	81.1%		84.3%	82.4%		83.3%
Products	(0.4)%		(15.4)%	(2.4)%		(11.6)%
Total gross margin	48.2%		44.9%	48.3%		44.6%
_________________________
**Percentage change not meaningful.

Subscriptions and services gross profit increased by $9.5 million and $28.4 million for the three and six months ended June 28, 2026, respectively, compared with the prior year periods. The increases were primarily driven by growth in subscriptions and services revenue, partially offset by higher subscriptions and services cost of revenue as we continued investing in platform services to support subscription-based business growth and improve customer experience.

Products gross profit increased by $7.6 million and $8.7 million for the three and six months ended June 28, 2026, respectively, compared with the prior year periods. The increases were primarily driven by the $8.0 million tariff refund recorded as a reduction of cost of revenue, lower freight-in costs resulting from increased use of ocean freight, and lower product warranty and inventory reserves. These increases were partially offset by lower ASPs for our products sold through retail channels as we continued promotional activities to stimulate household acquisition and subscriber growth.

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

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Research and development expense	$23,658	28.0%	$18,489	$46,472	34.1%	$34,654

Research and development expense increased by $5.2 million for the three months ended June 28, 2026 compared to the prior year period, primarily due to increases of $2.2 million in stock-based compensation and $1.0 million in payroll-related compensation, driven by headcount growth, as well as a $1.6 million increase in outside professional services as we continued to invest in platform services to support our subscription business.

Research and development expense increased by $11.8 million for the six months ended June 28, 2026 compared to the prior year period, primarily due to increases of $5.5 million in stock-based compensation and $3.5 million in payroll-related compensation, driven by headcount growth, as well as a $2.3 million increase in outside professional services as we continued to invest in platform services to support our subscription business.

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

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Sales and marketing expense	$24,085	14.1%	$21,103	$46,739	13.2%	$41,306

Sales and marketing expense increased by $3.0 million for the three months ended June 28, 2026 compared to the prior year period, primarily due to increases of $0.8 million in stock-based compensation and $0.7 million in payroll-related compensation, driven by headcount growth, as well as increases of $0.6 million in marketing expenditures and $0.4 million in professional services as we continued to invest in customer experience improvements.

Sales and marketing expense increased by $5.4 million for the six months ended June 28, 2026 compared to the prior year period, primarily due to increases of $1.5 million in marketing expenditures; $1.2 million in credit card and in-app processing fees, driven by an increase in paid accounts and focused efforts to improve the customer app experience; $0.9 million in stock-based compensation and $0.7 million in payroll-related compensation, driven by headcount growth; and $0.7 million in professional services as we continued to invest in customer experience improvements.

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

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
General and administrative expense	$23,128	41.6%	$16,334	$41,335	21.1%	$34,119

General and administrative expense increased by $6.8 million for the three months ended June 28, 2026 compared to the prior year period, primarily due to increases of $3.4 million in stock-based compensation and $0.8 million in payroll-related compensation, driven by headcount growth, as well as a $2.4 million increase in legal professional services.

General and administrative expense increased by $7.2 million for the six months ended June 28, 2026 compared to the prior year period, primarily due to increases of $2.5 million in stock-based compensation and $1.0 million in payroll-related compensation, driven by headcount growth, as well as a $4.4 million increase in legal professional services. The increase was partially offset by a $0.5 million decrease in IT and facilities overhead related to allocations associated with corporate infrastructure.

Other operating expenses

Other operating expenses primarily include acquisition-related expense and workforce reduction costs.

Other Income, Net

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Gain on sale of long-term investment	$—	**	$—	$6,423	**	$—
Interest income, net	$979	(27.2)%	$1,344	$2,220	(16.5)%	$2,660
Other income (expense), net	$25	**	$(407)	$95	**	$(605)
** Percentage change not meaningful.

During the first fiscal quarter of 2026, we sold our strategic long-term investment. Upon completion of the sale, we received total cash proceeds of $18.9 million and recognized a realized gain of $6.4 million, representing the excess of proceeds received over the carrying value of the investment.

Interest income, net slightly decreased for the three and six months ended June 28, 2026 compared to the prior year periods, primarily due to the decline in interest rates.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$432	(270.1)%	$(254)	$847	241.5%	$248
Effective tax rate	12.5%		(8.9)%	4.5%		9.8%

Provision (benefit) for income taxes increased for the three and six months ended June 28, 2026 compared to the prior year periods, primarily due to higher pre-tax income in the current periods and the prior year three-month period’s income tax benefit. The effective tax rate for the six months ended June 28, 2026 was lower than the U.S. federal income tax rate primarily due to earnings generated in lower-tax foreign jurisdictions and the continued impact of valuation allowances recorded against substantially all of our U.S. deferred tax assets and certain foreign tax attributes.

Although we have recently generated cumulative pre-tax income, we determined that we have not yet demonstrated a sustained level of profitability sufficient to support realization of the deferred tax assets. We also considered forecasted future taxable income; however, such projections are inherently uncertain and do not outweigh the available negative evidence. Based on the totality of evidence, we concluded that it is not more-likely-than-not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been maintained as of June 28, 2026. There is a reasonable possibility that within the next few quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

Liquidity and Capital Resources

As of June 28, 2026, our cash and cash equivalents and short-term investments totaled $141.1 million and our unused borrowing capacity was $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of June 28, 2026, our accumulated deficit was $365.1 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Stock repurchase program

On February 3, 2026, our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in March 2026 and is expected to continue through December 31, 2027 unless extended or shortened by the Board of Directors. During the six months ended June 28, 2026, we repurchased and subsequently retired 2.3 million shares of Arlo common stock for an aggregate repurchase of $29.9 million. As of June 28, 2026, $20.1 million remained available and authorized for future repurchases.

Cash Flow

The following table presents our cash flows for the periods presented.

	Six Months Ended
	June 28, 2026	June 29, 2025
	(In thousands)
Net cash provided by operating activities	$39,272	$39,749
Net cash used in investing activities	(54,089)	(36,668)
Net cash used in financing activities	(28,321)	(13,869)
Net cash increase	$(43,138)	$(10,788)

Operating activities

Net cash provided by operating activities decreased by $0.5 million for the six months ended June 28, 2026 compared with the prior year period. The decrease was primarily driven by improved profitability offset by unfavorable working capital movements, including higher accounts receivable balances resulting from strong product sales and higher inventory purchases, which were partially offset by an increase in accounts payable balances, primarily due to the timing of payments.

Investing activities

Net cash used in investing activities increased by $17.4 million for the six months ended June 28, 2026 compared with the prior year period. The increase was primarily attributable to cash paid for business acquisitions and lower net proceeds from available-for-sale securities, partially offset by proceeds from the sale of a strategic investment.

Financing activities

Net cash used in financing activities increased by $14.5 million for the six months ended June 28, 2026 compared with the prior year period, primarily due to higher repurchases of common stock.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the six months ended June 28, 2026, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 28, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.” During the six months ended June 28, 2026, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the quarter ended June 28, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2026 - April 26, 2026	274,473	$13.35	274,473	$38,309,931
April 27, 2026 - May 24, 2026	1,426,090	$12.80	1,426,090	$20,095,728
May 25, 2026 - June 28, 2026	—	$—	—	$20,095,728
Total	1,700,563		1,700,563	$20,095,728
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

Item 5.    Other Information

Trading Arrangements

During the quarter ended June 28, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold	Expiration Date
Ralph Faison, Director	Termination	May 11, 2026	(3)	X		100,000	November 27, 2026
Ralph Faison, Director	Adoption	May 11, 2026	(4)	X		100,000	August 20, 2027
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Represents the termination of a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) adopted on August 27, 2025.

(4)Adopted for personal tax planning purposes.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	4/7/2026	3.1
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Amended and Restated Non-Employee Director Compensation Policy				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: August 6, 2026