Form 10-Q
period 2026-09-27
Arlo Technologies, Inc.
filed 2026-11-05
CIK 1736946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 107,531,195 as of October 30, 2026.

Arlo Technologies, Inc.
Form 10-Q
For the Quarterly Period Ended September 27, 2026

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 27, 2026	December 31, 2025
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,587	$146,440
Short-term investments	64,462	19,985
Accounts receivable, net	61,253	39,666
Inventories	52,258	41,185
Restricted cash	1,920	—
Prepaid expenses and other current assets	17,816	13,210
Total current assets	277,296	260,486
Property and equipment, net	18,769	13,158
Operating lease right-of-use assets, net	7,661	9,195
Goodwill	47,936	11,038
Intangible assets, net	24,784	—
Long-term investment	—	12,500
Other non-current assets	4,112	4,171
Total assets	$380,558	$310,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,604	$42,826
Deferred revenue	46,866	37,139
Accrued liabilities	92,697	92,372
Total current liabilities	189,167	172,337
Non-current operating lease liabilities	5,224	6,743
Other non-current liabilities	15,344	3,627
Total liabilities	209,735	182,707
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock: $0.001 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 500,000,000 shares authorized; shares issued and outstanding: 107,510,546 at September 27, 2026 and 105,030,947 at December 31, 2025	107	105
Additional paid-in capital	535,009	510,759
Accumulated other comprehensive income (loss)	(21)	16
Accumulated deficit	(364,272)	(383,039)
Total stockholders’ equity	170,823	127,841
Total liabilities and stockholders’ equity	$380,558	$310,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands, except per share data)
Revenue:
Subscriptions and services	$96,032	$79,942	$279,178	$226,966
Products	53,145	59,587	176,318	161,034
Total revenue	149,177	139,529	455,496	388,000
Cost of revenue:
Subscriptions and services	18,209	12,424	50,473	36,924
Products	61,606	70,599	187,777	183,768
Total cost of revenue	79,815	83,023	238,250	220,692
Gross profit	69,362	56,506	217,246	167,308
Operating expenses:
Research and development	22,724	18,144	69,196	52,798
Sales and marketing	22,986	20,459	69,725	61,765
General and administrative	22,398	15,091	63,733	49,210
Other operating expense	224	1,940	3,548	2,181
Total operating expenses	68,332	55,634	206,202	165,954
Income from operations	1,030	872	11,044	1,354
Other income, net:
Gain on early lease termination	—	4,144	—	4,144
Gain on sale of long-term investment	—	—	6,423	—
Interest income, net	1,087	1,508	3,307	4,168
Other income (expense), net	82	503	177	(102)
Total other income, net	1,169	6,155	9,907	8,210
Income before income taxes	2,199	7,027	20,951	9,564
Provision for income taxes	1,337	154	2,184	402
Net income	$862	$6,873	$18,767	$9,162

Earnings per share:
Basic	$0.01	$0.07	$0.17	$0.09
Diluted	$0.01	$0.06	$0.17	$0.08
Weighted-average common shares outstanding:
Basic	107,663	105,198	107,600	103,776
Diluted	110,604	109,638	110,915	108,664

Comprehensive income:
Net income	$862	$6,873	$18,767	$9,162
Other comprehensive income (loss), net of tax	(21)	43	(37)	1
Total comprehensive income	$841	$6,916	$18,730	$9,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Total stockholders’ equity, beginning balances	$158,525	$118,274	$127,841	$100,909

Common stock and additional paid-in capital:
Beginning balances	$523,659	$513,958	$510,864	$498,840
Stock-based compensation expense	15,764	9,876	43,027	34,072
Settlement of liability classified restricted stock units	9,973	4,942	23,821	9,938
Issuance under stock-based compensation plans	—	—	—	805
Issuance under employee stock purchase plan	—	—	1,955	1,475
Repurchases of common stock	(14,280)	(10,781)	(44,551)	(27,135)
Ending balances	$535,116	$517,995	$535,116	$517,995

Accumulated deficit:
Beginning balances	$(365,134)	$(395,676)	$(383,039)	$(397,965)
Net income	862	6,873	18,767	9,162
Ending balances	$(364,272)	$(388,803)	$(364,272)	$(388,803)

Accumulated other comprehensive income (loss):
Beginning balances	$—	$(8)	$16	$34
Other comprehensive income (loss), net of tax	(21)	43	(37)	1
Ending balances	$(21)	$35	$(21)	$35

Total stockholders’ equity, ending balances	$170,823	$129,227	$170,823	$129,227

Common stock shares:
Beginning balances	107,560	104,289	105,031	100,885
Issuance under stock-based compensation plans	1,001	2,080	5,616	6,818
Issuance under employee stock purchase plan	—	—	187	155
Repurchases of common stock	(1,050)	(622)	(3,323)	(2,111)
Ending balances	107,511	105,747	107,511	105,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARLO TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In thousands)
Cash flows from operating activities:
Net income	$18,767	$9,162
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense, net of amounts capitalized	63,176	45,133
Depreciation and amortization	7,687	2,586
Gain on early lease termination	—	(4,144)
Gain on sale of long-term investment	(6,423)	—
Allowance for credit losses and non-cash changes to reserves	5,900	994
Deferred income taxes	326	(306)
Discount accretion on investments and other	(705)	(2,180)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(21,568)	(19,400)
Inventories	(12,531)	(4,696)
Prepaid expenses and other assets	(4,745)	(883)
Accounts payable	4,734	14,422
Deferred revenue	9,837	12,964
Accrued and other liabilities	(4,941)	5,300
Net cash provided by operating activities	59,514	58,952
Cash flows from investing activities:
Purchases of property and equipment, including capitalized software	(8,947)	(9,996)
Purchases of short-term investments	(108,797)	(112,932)
Purchase of long-term investment	—	(12,500)
Acquisitions of businesses, net of cash acquired	(48,155)	—
Proceeds from maturities of short-term investments	64,989	105,000
Proceeds from sale of long-term investment	18,923	—
Net cash used in investing activities	(81,987)	(30,428)
Cash flows from financing activities:
Proceeds from employee stock plans	1,955	2,280
Repurchases of common stock	(44,415)	(26,824)
Net cash used in financing activities	(42,460)	(24,544)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(64,933)	3,980
Cash, cash equivalents, and restricted cash, at beginning of period	146,440	82,032
Cash, cash equivalents, and restricted cash, at end of period	$81,507	$86,012
Reconciliation of cash, cash equivalents, and restricted cash to Consolidated Balance Sheets:
Cash and cash equivalents	$79,587	$86,012
Restricted cash	1,920	—
Total cash, cash equivalents, and restricted cash	$81,507	$86,012
Non-cash investing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$880	$423
Stock-based compensation expense capitalized for software development	$1,585	$1,402

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

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, strategic partners, security solution providers, and Arlo’s direct-to-consumer store.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 27, 2026. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the unaudited condensed consolidated financial statements for interim periods.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Management bases its estimates on various assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from those estimates and operating results for the nine months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

Note 2.    Significant Accounting Policies and Recent Accounting Pronouncements

Our significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 27, 2026, there have been no significant changes to such policies except for the items below.

Business combinations

We account for business combinations using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase consideration for business combinations is measured at fair value as of the acquisition date and includes the fair value of assets transferred, liabilities incurred, and equity interests issued, as well as the fair value of any contingent consideration arrangements. Transaction costs associated with business combinations, such as legal, accounting, and advisory fees, are expensed as incurred and included in other operating expense on our unaudited condensed consolidated statements of operations and comprehensive income. The results of operations of acquired businesses are included in our unaudited condensed consolidated financial statements from the respective acquisition dates.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Acquired intangible assets

Intangible assets acquired in a business combination are recorded at their estimated fair values at the acquisition date. Intangible assets with finite lives are amortized on a straight-line basis over their estimated respective useful lives, which is based on our expected period of benefit generally ranging from five to thirteen years. Amortization expense is recorded as cost of subscriptions and services revenue and sales and marketing operating expense on our unaudited condensed consolidated statements of operations and comprehensive income. Intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.

Accounting pronouncements recently adopted

During the nine months ended September 27, 2026, we adopted Accounting Standards Update (“ASU”) No. 2025-05, Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting companies to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This adoption did not have a material effect on our financial statements.

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

Software development costs accounting and disclosure. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages.” It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. We are currently evaluating the impact that this guidance may have on our financial statements and related disclosures.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.    Revenue

Contract balances

The following table reflects the changes in contract balances for the nine months ended September 27, 2026:

Contract Classification	Balance Sheet Classification	September 27, 2026	December 31, 2025	$ Change	% Change
		(In thousands)
Receivables	Accounts receivable, net	$61,253	$39,666	$21,587	54.4%
Contract assets	Other current assets	$717	$—	$717	**
Contract liabilities, current	Deferred revenue	$46,866	$37,139	$9,727	26.2%
Contract liabilities, non-current	Other non-current liabilities	$1,615	$1,476	$139	9.4%
_________________________
**Percentage change not meaningful.

Receivables increased primarily due to higher product and service sales. Contract assets are related to the value of products and services transferred to the customer for which the right to payment is not just dependent on the passage of time. Contract liabilities increased primarily due to growth in subscriptions and services revenue driven by changes in consumer subscription plans, a shift toward additional annual prepaid subscriptions, and increases in cumulative paid accounts and subscription rates.

For the nine months ended September 27, 2026 and September 28, 2025, $34.4 million and $25.6 million, respectively, of the recognized revenue was included in deferred revenue at the beginning of the periods. There were no significant changes in estimates during the periods that would affect the contract balances.

Remaining performance obligations

The total estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied and remaining was $51.5 million as of September 27, 2026 and $40.6 million as of December 31, 2025, substantially related to performance obligations classified as less than one year.

Under the Supply Agreement with Verisure Sàrl (“Verisure”), our largest customer, a performance obligation is not deemed to exist until we receive and accept Verisure’s purchase order. As of September 27, 2026, we had a backlog of $23.0 million which represents performance obligations that will be recognized as revenue once fulfilled, which is expected to occur over the next six months.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables provide activities related to sales incentives and sales returns that are recognized as contra-revenue.

	Three Months Ended		Nine Months Ended
Sales incentives	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Balance at the beginning of the period	$26,301	$34,892	$29,124	$29,846
Credits issued	(18,536)	(27,012)	(55,282)	(68,564)
Additions	18,344	29,247	52,267	75,845
Balance at the end of the period	$26,109	$37,127	$26,109	$37,127

	Three Months Ended		Nine Months Ended
Sales returns	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Balance at the beginning of the period	$5,398	$8,090	$9,273	$11,651
Credits issued	(2,207)	(3,935)	(7,981)	(12,684)
Additions	1,895	5,242	3,794	10,430
Balance at the end of the period	$5,086	$9,397	$5,086	$9,397

Disaggregation of revenue

We disaggregate our revenue into three geographic regions: the Americas, EMEA, and APAC, where we conduct our business. The following table presents revenue disaggregated by geographic region.

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Americas	$90,542	$83,831	$263,497	$235,830
EMEA	52,685	49,602	174,829	135,817
APAC	5,950	6,096	17,170	16,353
Total	$149,177	$139,529	$455,496	$388,000

For the nine months ended September 27, 2026 and September 28, 2025, one customer accounted for 38% and 35% of the total revenue, respectively. No other customer accounted for 10% or greater of the total revenue. As of September 27, 2026, two customers accounted for 58% and 12%, and as of December 31, 2025, two customers accounted for 40% and 17% of the total accounts receivable, net, respectively. No other customers accounted for 10% or greater of the total accounts receivable, net.

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

We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in this business combination based on their acquisition-date fair values, which are determined using income and market-based valuation techniques that require significant judgments and assumptions, including projected revenue, profitability and cash flows. Goodwill recognized through the Canary acquisition represents the excess of the purchase price over the fair value of identifiable net assets and is primarily attributable to expected synergies and operational efficiencies and anticipated future economic benefits. The resulting goodwill associated with Canary is deductible for income tax purposes.

The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. As of September 27, 2026, the purchase accounting is not yet complete and as such, the final allocation between intangible assets and goodwill may be subject to change. Adjustments, if any, to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The acquired intangible assets will be amortized over their estimated useful lives.

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash paid at close	$36,000
Fixed deferred acquisition consideration (1)	12,907
Total purchase consideration	$48,907
_________________________
(1)    Represents the present value of thirty-six monthly license fee payments to be made at interest rate of 5.8%.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The purchase price allocation is as follows (in thousands):

Assets acquired:
Inventory	$1,911
Intangible assets	19,090
Goodwill	27,906
Total assets acquired	$48,907
Liabilities assumed:
Total liabilities assumed	—
Fair value of assets acquired and liabilities assumed, net	$48,907

The fair values and useful lives of identifiable intangible assets were as follows:

	Gross Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Customer relationship (1)	$8,320	10
Proprietary technologies (2)	9,670	5 - 10
Trade names (3)	1,100	13
Total intangible assets	$19,090	10
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

(2)    Proprietary technologies intangible assets comprised of various developed technologies, which were valued using the relief-from-royalty method and the multi-period excess earnings method. The relief-from-royalty method is based on the discounted cash flow savings accruing to the owner from not having to license the technology from a third party. Key assumptions included attributable revenue, royalty rates, and technology obsolescence rates. The multi-period excess earnings method is based on the discounted cash flows after deducting contributory asset charges representing a fair return on other assets required to generate those cash flows. Key assumptions included attributable revenue, profitability, cash flows, and technology obsolescence rates.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We allocate the purchase consideration to the identifiable assets acquired and liabilities assumed in this business combination based on their acquisition-date fair values, which are determined using income and market-based valuation techniques that require significant judgments and assumptions, including projected revenue, profitability and cash flows. Goodwill recognized through the Aloe Care acquisition represents the excess of the purchase price over the fair value of identifiable net assets and is primarily attributable to expected synergies and operational efficiencies and anticipated future economic benefits. The resulting goodwill associated with Aloe Care is not deductible for income tax purposes.

The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. As of September 27, 2026, the purchase accounting and opening balance sheet are not yet complete and as such, the final working capital and allocation between intangible assets and goodwill may be subject to change. Adjustments, if any, to the preliminary purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The acquired intangible assets will be amortized over their estimated useful lives.

The acquisition date fair value of the consideration transferred consisted of the following (in thousands):

Cash paid at close (1)	$14,102
Earnout contingent consideration (2)	5,380
Total purchase consideration	$19,482
_________________________
(1)    Cash paid at close does not include the acquisition-related costs which are expensed when incurred and are not purchase consideration.

(2)    The earnout was accounted for as contingent consideration at fair value and was valued using a Monte Carlo simulation model, applying a revenue discount rate of 6.3% to the projected revenue inputs and a discount rate of 7.8% to present value the resulting payment as of the acquisition date. The fair value measurement was based on significant inputs not observable in the market, including projected revenue, probability, and the timing of achieving the earnout targets.

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

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values and useful lives of identifiable intangible assets were as follows:

	Gross Amount	Weighted Average Amortization Period
	(In thousands)	(In years)
Customer relationship (1)	$470	5
Proprietary technologies (2)	4,810	10
Trade names (3)	2,560	10
Total intangible assets	$7,840	10
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

During the nine months ended September 27, 2026, we recorded $0.8 million and $2.2 million in acquisition-related costs for Canary and Aloe Care, respectively, which are expensed when incurred and included in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income.

During the nine months ended September 27, 2026, we recorded $7.8 million of subscriptions and services revenue and $2.0 million of operating income from Canary and Aloe Care, which are included within our unaudited condensed consolidated statements of operations and comprehensive income from their respective effective dates. The effect of these business combinations was not material to our financial results. Therefore, the actual and pro-forma results of operations from the respective acquisition dates to September 27, 2026 have not been presented.

Note 5.    Balance Sheet Components

Short-term investments

	As of September 27, 2026				As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. Treasuries	$64,483	$—	$(21)	$64,462	$19,980	$5	$—	$19,985

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Property and equipment, net

	As of
	September 27, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$15,907	$16,093
Capitalized software development costs	32,619	22,002
Software and license	5,800	5,877
Computer equipment	611	881
Leasehold improvements	946	1,393
Furniture and fixtures	1,286	941
Total property and equipment, gross	57,169	47,187
Less: accumulated depreciation and amortization	(38,400)	(34,029)
Total property and equipment, net	$18,769	$13,158

Depreciation and amortization expense pertaining to property and equipment are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Depreciation:
Operating expenses	$354	$435	$1,056	$1,358
Amortization:
Subscriptions and services cost	1,533	364	4,064	977
Operating expenses	246	100	421	251
Total depreciation and amortization	$2,133	$899	$5,541	$2,586

Goodwill

During the nine months ended September 27, 2026, we recorded goodwill of $36.9 million on acquisitions of Canary and Aloe Care and have determined that no event occurred or circumstances changed that would more likely than not reduce the fair value of goodwill below the carrying amount. There was no accumulated goodwill impairment recognized as of September 27, 2026.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible assets, net

Intangible assets acquired through business combinations as of September 27, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationship	$8,790	(1,104)	7,686
Proprietary technologies	14,480	(865)	13,615
Trade names	3,660	(177)	3,483
Total intangible assets	$26,930	$(2,146)	$24,784

Amortization of intangible assets resulting from business combinations during the three and nine months ended September 27, 2026 was $0.9 million and $2.1 million, respectively. The expected future amortization expense for intangible assets as of September 27, 2026 was as follows (in thousands):

2026 (remaining three months)	$950
2027	3,261
2028	3,060
2029	2,903
2030	2,788
Thereafter	11,822
Total	$24,784

Accrued liabilities

	As of
	September 27, 2026	December 31, 2025
	(In thousands)
Sales incentives and marketing expenditures	$28,429	$31,976
Sales returns	5,086	9,273
Employee compensation	20,393	23,221
Cloud and other costs	11,136	6,052
Other	27,653	21,850
Total	$92,697	$92,372

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 6.    Fair Value Measurements

Fair value on a recurring basis

	As of
	September 27, 2026	December 31, 2025
	(In thousands)
Assets:
Cash equivalents: money-market funds (<90 days)	$25,636	$71,987
Cash equivalents: U.S. Treasuries (<90 days)	—	20,506
Available-for-sale securities: U.S. Treasuries (1)	64,462	19,985
Total financial assets	$90,098	$112,478
Liabilities:
Earnout contingent consideration (2)	5,380	—
Total financial liabilities	$5,380	$—
_________________________
(1)Included in short-term investments on our unaudited condensed consolidated balance sheets.

(2)Included in other non-current liabilities on our unaudited condensed consolidated balance sheets.

Our short-term investments in cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. As of September 27, 2026 and December 31, 2025, assets and liabilities measured as Level 2 fair value were not material and there were no financial assets measured as Level 3 fair value.

Earnout contingent consideration

Earnout contingent consideration recognized through the Aloe Care acquisition is measured at the fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy because the measurement requires the use of significant unobservable inputs. The fair value of the earnout contingent consideration was estimated using income and market-based valuation techniques and discounted to present value at closing of the acquisition.

Subsequent to the acquisition, we utilized a Monte Carlo simulation to re-assess the fair value of earnout contingent consideration each quarter. The fair value measurement was based on significant unobservable inputs which include projected revenue, profitability, and the timing of achieving the earnout targets. We applied a revenue discount rate of 6.7% to the projected revenue inputs and a discount rate of 8.8% to present value the resulting payment as of September 27, 2026.

The contingent consideration liability is included in other non-current liabilities on the unaudited condensed consolidated balance sheets. Changes in the fair value of the contingent consideration liability are recognized in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended September 27, 2026, change in the fair value of earnout contingent consideration was de minimis.

Fair value on a non-recurring basis

Our non-financial assets, such as property and equipment, goodwill, and intangible assets are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Sale of long-term investment

During the first fiscal quarter of 2026, we sold our investment in connection with a privately held company’s acquisition by a public company. This investment was accounted for as an equity security without a readily determinable fair value and was measured at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment in the same issuer in accordance with ASC 321, Investments-Equity Securities. Upon completion of the sale, we received total cash proceeds of $18.9 million and recognized a realized gain of $6.4 million, representing the excess of proceeds received over the carrying value of the investment. The gain from the sale of the investment is included in other income, net on the unaudited condensed consolidated statements of operations and comprehensive income. Our Chief Executive Officer served on the board of directors of the privately held company and, as a result, the investee is considered a related party and the sale of our investment is a related party transaction.

Note 7.    Revolving Credit Facility

On November 14, 2024, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, issuing bank, and lender. The Credit Agreement provides for a three-year revolving credit facility (the “Credit Facility”) of up to $45.0 million that matures on November 14, 2027, which also includes a $10.0 million sublimit for the issuance thereunder of letters of credit. As of September 27, 2026, we had unused borrowing capacity of $45.0 million based on the terms and conditions of the Credit Agreement. In addition, the Credit Agreement includes an uncommitted accordion feature that allows us to, from time to time, request an increase to the aggregate revolving loan commitments by up to an additional $30.0 million in the aggregate, subject to the satisfaction of certain conditions. The proceeds of the borrowings under the Credit Facility may be used for working capital and general corporate purposes.

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

As of September 27, 2026, we were in compliance with all the covenants under the Credit Agreement. No amount had been drawn under the Credit Facility as of September 27, 2026.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.    Commitments and Contingencies

Operating leases

Our operating lease obligations mostly include offices, equipment, and distribution centers, with various expiration dates through June 2033. Certain lease agreements include options to renew or terminate the lease, which are generally not reasonably certain to be exercised and therefore are not factored into our determination of lease payments. The terms of certain leases provide for rental payments on a graduated scale. Gross lease expense was $0.8 million and $2.4 million for the three and nine months ended September 27, 2026, respectively, and $1.2 million and $4.0 million for the three and nine months ended September 28, 2025, respectively.

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,851	$4,987
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$65

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	September 27, 2026	December 31, 2025
Weighted-average remaining lease term	5.2 years	5.5 years
Weighted-average discount rate	7.88%	7.68%

The future minimum undiscounted lease payments under operating leases for each of the next five years and thereafter as of September 27, 2026 were as follows (in thousands):

2026 (remaining three months)	$639
2027	2,371
2028	1,311
2029	1,021
2030	994
Thereafter	2,622
Total future lease payments	$8,958
Less: imputed interest	(1,725)
Present value of future minimum lease payments	$7,233

Accrued liabilities	$2,009
Non-current operating lease liabilities	5,224
Total lease liabilities	$7,233

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase obligations

We have entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. As of September 27, 2026, we had $25.8 million in non-cancelable purchase commitments with suppliers, which are expected to be paid over the next twelve months.

As of September 27, 2026, an additional $20.8 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, we may incur expenses for the materials and components, such as chipsets already purchased by the supplier to fulfill our orders if the purchase order is cancelled. Expenses incurred have historically not been material relative to the original order value.

Tariff refunds

On February 20, 2026, the U.S. Supreme Court ruled that certain of the tariffs imposed in fiscal 2025 under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. The ruling did not address potential refunds; however, on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection (“CBP”) to begin refunding all tariffs imposed under IEEPA. On April 20, 2026, the CBP launched a process for submitting IEEPA refund claims and subsequently, we submitted refund claims. We applied a gain contingency model in accordance with ASC 450, Contingencies, and account for refunds when the amounts are collected as a reduction of cost of revenue on the unaudited condensed consolidated statements of operations and comprehensive income. Additionally, interest associated with refunds is accounted for as interest income on the unaudited condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 27, 2026, we received and recognized tariff refunds of $6.3 million and $14.2 million, respectively, and interest income of $0.2 million and $0.4 million, respectively. We have received substantially all tariff refunds as of the date the financial statements were issued.

Litigation and other legal matters

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income. We monitor developments in these legal matters that could affect the estimate we had previously accrued. We currently believe that there are no existing claims or proceedings that are likely to have a material adverse effect on our financial position within the next 12 months. There are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require us to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, our business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust the liability and record additional expenses.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Indemnifications

In the ordinary course of business, we may provide indemnification of varying scope and terms to customers, distributors, resellers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising from breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our Board of Directors and certain of our executive officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 27, 2026 and December 31, 2025, we have not incurred any material costs as a result of such indemnification obligations and we are not currently aware of any indemnification claims.

Note 9.    Employee Benefit Plans

We grant restricted stock units (“RSUs”) under the 2018 Equity Incentive Plan (the “2018 Plan”) to all employees and performance-based restricted stock units (“PSUs”) to our executive officers and other senior employees periodically with vesting periods generally between three to five years. On January 23, 2026, we registered an aggregate of up to 4,200,189 shares of common stock under the 2018 Plan on a Registration Statement on Form S-8 pursuant to an “evergreen” provision contained in the 2018 Plan.

The following table sets forth the available shares for grants as of September 27, 2026:

Number of Shares
(In thousands)
Shares available for grants as of December 31, 2025	4,409
Additional authorized shares	4,200
Granted	(6,822)
Forfeited / expired / cancelled	444
Shares available for grants as of September 27, 2026	2,231

Employee stock purchase plan

We sponsor the employee stock purchase plan (“ESPP”) for eligible employees, under which employees purchased 187 thousand shares and 155 thousand shares during the nine months ended September 27, 2026 and September 28, 2025, respectively. As of September 27, 2026, 3.0 million shares were available for issuance under the ESPP.

Option activity

We did not grant options during the nine months ended September 27, 2026. Stock option activity during the nine months ended September 27, 2026 was as follows:

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	275	$14.10
Granted	—	$—
Exercised	—	$—
Expired / cancelled	—	$—
Outstanding as of September 27, 2026	275	$14.10
Vested and exercisable as of September 27, 2026	275	$14.10

RSU activity

RSU activity, exclusive of PSU activity, during the nine months ended September 27, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	6,481	$9.99
Granted	3,843	$14.06
Vested	(3,681)	$11.26
Forfeited / cancelled	(441)	$12.32
Outstanding as of September 27, 2026	6,202	$11.59

PSU activity

Our executive officers and other senior employees have been granted PSUs with vesting occurring when performance conditions are met. The number of units earned and eligible to vest are determined based on the achievement of various performance conditions, including gross profit, annual recurring revenue, cumulative paid accounts, subscriptions and services gross margin, and the recipients’ continued services. At the end of each reporting period, we evaluate the probability of achieving the performance conditions and record the related stock-based compensation expense based on the estimated achievement over the service period.

PSU activity during the nine months ended September 27, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2025	2,970	$10.56
Granted	2,979	$12.03
Vested	(1,934)	$10.29
Forfeited / cancelled	(3)	$8.28
Outstanding as of September 27, 2026	4,012	$11.79

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Stock-based compensation expense

The following table sets forth the stock-based compensation expense by line item on the unaudited condensed consolidated statements of operations and comprehensive income:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Cost of revenue	$1,213	$613	$3,723	$2,615
Research and development	6,573	3,752	20,473	12,152
Sales and marketing	2,625	1,837	8,696	6,989
General and administrative	11,321	6,936	30,284	23,377
Stock-based compensation, net of amounts capitalized	$21,732	$13,138	$63,176	$45,133
Capitalized stock-based compensation	808	533	1,585	1,402
Total stock-based compensation	$22,540	$13,671	$64,761	$46,535

As of September 27, 2026, all outstanding options were fully vested, therefore, there was no unrecognized compensation cost related to stock options. As of September 27, 2026, $79.7 million of unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 2.2 years.

Note 10.     Income Taxes

The effective tax rate for the three months ended September 27, 2026 was higher than the U.S. federal statutory rate of 21% primarily due to cumulative research and development tax credit adjustments recorded in the quarter ended September 27, 2026 and the lower pre-tax income, which magnified the effect of discrete and non-deductible items on the rate. These increases were partially offset by earnings in foreign jurisdictions subject to lower tax rates and the continued impact of the valuation allowance. The effective tax rate for the nine months ended September 27, 2026 was lower than the U.S. federal statutory rate of 21% primarily due to earnings generated in lower-tax foreign jurisdictions and the continued impact of valuation allowances recorded against substantially all of our U.S. deferred tax assets and certain foreign tax attributes.

We evaluated the realizability of deferred tax assets on a jurisdictional basis in accordance with ASC 740 Income taxes. A valuation allowance is maintained when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. As of September 27, 2026, we continue to maintain a full valuation allowance against our deferred tax assets at both federal and state levels. In making this determination, we considered all available positive and negative evidence, with greater weight given to objectively verifiable evidence.

Although we have recently generated cumulative pre-tax income, we determined that we have not yet demonstrated a sustained level of profitability sufficient to support realization of the deferred tax assets. We also considered forecasted future taxable income; however, such projections are inherently uncertain and do not outweigh the available negative evidence. Based on the totality of evidence, we concluded that it is not more-likely-than-not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been maintained as of September 27, 2026. There is a reasonable possibility that within the next few quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 11.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands, except per share data)
Numerator:
Net income	$862	$6,873	$18,767	$9,162
Denominator:
Weighted-average common shares outstanding - basic	107,663	105,198	107,600	103,776
Effect of dilutive stock-based awards	2,941	4,440	3,315	4,888
Weighted-average common shares outstanding - diluted	110,604	109,638	110,915	108,664

Earnings per share - basic	$0.01	$0.07	$0.17	$0.09
Earnings per share - diluted	$0.01	$0.06	$0.17	$0.08

Anti-dilutive employee stock-based awards, excluded	937	—	619	310

ARLO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 12.     Segment and Geographic Information

Segment information

We operate as one operating and reportable segment. Our Chief Executive Officer (“CEO”) is identified as the Chief Operating Decision Maker (“CODM”), who reviews financial information presented on a consolidated basis and considers budget-to-actual variances quarterly for allocation of operating and capital resources and evaluation of financial performance. The CODM does not review segment assets at a different asset level and category. The consolidated net income is the measure of segment net income that is most consistent with U.S. GAAP.

The CODM is regularly provided with not only the consolidated expenses on our unaudited condensed consolidated statements of operations and comprehensive income, but also the significant segment expenses and other segment items set out below:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
Revenue	$149,177	$139,529	$455,496	$388,000
Less:
Cost of revenue	79,815	83,023	238,250	220,692
Operating expenses:
Personnel-related expense	20,892	18,165	62,154	54,441
Stock-based compensation	20,519	12,525	59,453	42,518
Outside professional services	14,949	12,176	44,389	34,785
Marketing expenditure	4,769	4,680	15,188	14,724
Credit card and in-app processing fee	4,248	4,582	13,530	12,686
Other segment items (1)	972	865	5,968	859
Depreciation and amortization	600	534	1,477	1,609
Gain on early lease termination	—	(4,144)	—	(4,144)
Gain on sale of long-term investment	—	—	(6,423)	—
Interest expense	214	96	559	266
Provision for income taxes	1,337	154	2,184	402
Segment net income	$862	$6,873	$18,767	$9,162
Reconciliation:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$862	$6,873	$18,767	$9,162
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

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(In thousands)
United States	$88,243	$81,270	$256,791	$228,630
Spain	32,818	32,195	110,386	89,015
Sweden	19,706	13,614	63,155	36,152
Other countries	8,410	12,450	25,164	34,203
Total	$149,177	$139,529	$455,496	$388,000

Geographic information for long-lived assets

Long-lived assets include property and equipment, net and operating lease right-of-use assets, net. Our long-lived assets are based on the physical location of the assets. The following table presents long-lived assets by geographic area.

	As of
	September 27, 2026	December 31, 2025
	(In thousands)
United States	$24,998	$20,242
Other countries	1,432	2,111
Total	$26,430	$22,353

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

The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 27, 2026, we repurchased and subsequently retired 3.3 million shares of Arlo common stock for an aggregate repurchase amount of $44.0 million. As of September 27, 2026, $6.0 million remained available and authorized for future repurchases.

On October 27, 2026, we announced that our Board of Directors approved a new stock repurchase program of up to an aggregate of $100.0 million of shares of Arlo’s common stock, which is expected to continue through December 31, 2028 unless extended or shortened by the Board of Directors.

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

Since the launch of our first product in December 2014, we have shipped over 46.9 million smart security devices. As of September 27, 2026, the Arlo platform had approximately 14.2 million cumulative registered accounts across more than 100 countries around the world coupled with approximately 6.6 million cumulative paid accounts and annual recurring revenue (“ARR”) of $369.9 million.

We conduct business across three geographic regions—(i) the Americas; (ii) Europe, Middle-East and Africa (“EMEA”); and (iii) Asia Pacific (“APAC”)—and we primarily generate revenue by selling paid subscription services, as well as devices through retail, wholesale distribution, strategic partners, security solution providers, and Arlo’s direct to consumer store. For the three months ended September 27, 2026 and September 28, 2025, we generated total revenue of $149.2 million and $139.5 million, respectively, and income from operations was $1.0 million and $0.9 million, respectively. For the nine months ended September 27, 2026 and September 28, 2025, we generated total revenue of $455.5 million and $388.0 million, respectively, and income from operations was $11.0 million and $1.4 million, respectively.

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

	As of
	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Cumulative registered accounts	14,150	20.0%	11,792
Cumulative paid accounts	6,643	23.1%	5,396
Annual recurring revenue (“ARR”)	$369,902	14.5%	$323,150

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

Results of Operations

We operate as one operating and reportable segment. The following table sets forth, for the periods presented, the unaudited condensed consolidated statements of operations and comprehensive income data, which we derived from the accompanying unaudited condensed consolidated financial statements:

	Three Months Ended				Nine Months Ended
	September 27, 2026		September 28, 2025		September 27, 2026		September 28, 2025
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$96,032	64.4%	$79,942	57.3%	$279,178	61.3%	$226,966	58.5%
Products	53,145	35.6%	59,587	42.7%	176,318	38.7%	161,034	41.5%
Total revenue	149,177	100.0%	139,529	100.0%	455,496	100.0%	388,000	100.0%
Cost of revenue:
Subscriptions and services	18,209	12.2%	12,424	8.9%	50,473	11.1%	36,924	9.5%
Products	61,606	41.3%	70,599	50.6%	187,777	41.2%	183,768	47.4%
Total cost of revenue	79,815	53.5%	83,023	59.5%	238,250	52.3%	220,692	56.9%
Gross profit	69,362	46.5%	56,506	40.5%	217,246	47.7%	167,308	43.1%
Operating expenses:
Research and development	22,724	15.2%	18,144	13.0%	69,196	15.2%	52,798	13.6%
Sales and marketing	22,986	15.4%	20,459	14.7%	69,725	15.3%	61,765	15.9%
General and administrative	22,398	15.0%	15,091	10.8%	63,733	14.0%	49,210	12.7%
Other operating expense	224	0.2%	1,940	1.4%	3,548	0.8%	2,181	0.6%
Total operating expenses	68,332	45.8%	55,634	39.9%	206,202	45.3%	165,954	42.8%
Income from operations	1,030	0.7%	872	0.6%	11,044	2.4%	1,354	0.3%
Other income, net:
Gain on early lease termination	—	—%	4,144	3.0%	—	—%	4,144	1.1%
Gain on sale of long-term investment	—	—%	—	—%	6,423	1.5%	—	—%
Interest income, net	1,087	0.7%	1,508	1.1%	3,307	0.7%	4,168	1.1%
Other income (expense), net	82	0.1%	503	0.4%	177	—%	(102)	—%
Total other income, net	1,169	0.8%	6,155	4.5%	9,907	2.2%	8,210	2.2%
Income before income taxes	2,199	1.5%	7,027	5.1%	20,951	4.6%	9,564	2.5%
Provision for income taxes	1,337	0.9%	154	0.1%	2,184	0.5%	402	0.1%
Net income	$862	0.6%	$6,873	5.0%	$18,767	4.1%	$9,162	2.4%

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

We conduct business across three geographic regions—(i) the Americas; (ii) EMEA; and (iii) APAC—and generally base revenue by geographic region on the bill-to location of the customer for device sales and the device location for subscriptions and services sales.

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Americas	$90,542	8.0%	$83,831	$263,497	11.7%	$235,830
Percentage of revenue	60.7%		60.1%	57.8%		60.8%
EMEA	52,685	6.2%	49,602	174,829	28.7%	135,817
Percentage of revenue	35.3%		35.5%	38.4%		35.0%
APAC	5,950	(2.4)%	6,096	17,170	5.0%	16,353
Percentage of revenue	4.0%		4.4%	3.8%		4.2%
Total revenue	$149,177	6.9%	$139,529	$455,496	17.4%	$388,000

Revenue by classification is as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Revenue:
Subscriptions and services	$96,032	20.1%	$79,942	$279,178	23.0%	$226,966
Products	53,145	(10.8)%	59,587	176,318	9.5%	161,034
Total revenue	$149,177	6.9%	$139,529	$455,496	17.4%	$388,000

Subscriptions and services revenue increased by $16.1 million or 20.1%, and $52.2 million or 23.0%, for the three and nine months ended September 27, 2026, respectively, compared with the prior year periods. The increases were primarily driven by a 23.1% increase in cumulative paid accounts and the growth in average revenue per user (“ARPU”) on retail and direct paid subscription services, reflecting a higher volume of annual plan renewals. The increase for the nine months ended September 27, 2026 was also attributable to non-recurring engineering services revenue associated with our strategic partners.

Products revenue decreased by $6.4 million or 10.8% for the three months ended September 27, 2026, compared with the prior year period. The decrease was primarily driven by the decline in device shipments and the reduction in average selling prices (“ASPs”) for our products sold through retail channels as we continued promotional activities to stimulate household acquisition and subscriber growth, partially offset by lower sales incentives and sales returns in retail channels, both of which are recorded as reductions of revenue.

Products revenue increased by $15.3 million or 9.5% for the nine months ended September 27, 2026, compared with the prior year period. The increase was primarily driven by higher product shipments to our largest customer in EMEA, reflecting stronger customer demand, as well as lower sales incentives and sales returns in retail channels, both of which are recorded as reductions of revenue. The increase was partially offset by lower ASPs for our products sold through retail channels as we continued promotional activities to stimulate household acquisition and subscriber growth.

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

Our cost of revenue as a percentage of revenue can vary based upon a number of factors, including those that may affect our revenue set forth above and factors that may affect our cost of revenue, including, without limitation, product mix, sales channel mix, registered accounts’ acceptance of paid subscription service offerings, and changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, cloud platform costs, warranty and overhead costs, inbound freight, duty and tariff costs, and charges for excess or obsolete inventory. More recently, constraints in the memory supply market have resulted in increased memory costs, and such costs may continue to adversely affect our products cost and gross margin. We outsource our manufacturing, warehousing, and distribution logistics. We also outsource certain components of the required infrastructure to support our cloud-based back-end IT infrastructure. We believe this outsourcing strategy generally allows us to better manage our products cost and subscriptions and services cost and gross margin and allows us to adapt to changing market dynamics and supply chain constraints. However, with respect to manufacturing that we have outsourced to ex-U.S. manufacturers, our ability to manage product costs through this strategy has been, and may continue to be, negatively impacted by tariffs.

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Cost of revenue:
Subscriptions and services	$18,209	46.6%	$12,424	$50,473	36.7%	$36,924
Products	61,606	(12.7)%	70,599	187,777	2.2%	183,768
Total cost of revenue	$79,815	(3.9)%	$83,023	$238,250	8.0%	$220,692

Subscriptions and services cost of revenue increased by 46.6% and 36.7% for the three and nine months ended September 27, 2026, respectively, compared with the prior year periods. The increases were primarily driven by growth in subscriptions and services revenue and continued investments in platform services to support subscription-based business growth and improve customer experience.

Products cost of revenue decreased by 12.7% for the three months ended September 27, 2026, compared with the prior year period. The decrease was primarily driven by tariff refunds of $6.3 million recorded as a reduction of cost of revenue coupled with lower freight-in costs resulting from increased use of ocean freight, partially offset by higher inventory reserves as we head into a higher promotional holiday season.

Product cost of revenue increased 2.2% for the nine months ended September 27, 2026, compared with the prior year period. The increase was primarily driven by higher component costs attributable to AI-driven demand and a constrained memory supply market, coupled with higher inventory reserves for promotional holiday-season sales, partially offset by tariff refunds of $14.2 million coupled with lower freight-in costs resulting from increased use of ocean freight.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Gross profit:
Subscriptions and services	$77,823	15.3%	$67,518	$228,705	20.3%	$190,042
Products	(8,461)	**	(11,012)	(11,459)	**	(22,734)
Total gross profit	$69,362	22.8%	$56,506	$217,246	29.8%	$167,308
Gross margin percentage:
Subscriptions and services	81.0%		84.5%	81.9%		83.7%
Products	(15.9)%		(18.5)%	(6.5)%		(14.1)%
Total gross margin	46.5%		40.5%	47.7%		43.1%
_________________________
**Percentage change not meaningful.

Subscriptions and services gross profit increased by $10.3 million and $38.7 million for the three and nine months ended September 27, 2026, respectively, compared with the prior year periods. The increases were primarily driven by growth in subscriptions and services revenue, partially offset by higher subscriptions and services cost of revenue as we continued investing in platform services to support subscription-based business growth and improve customer experience.

Products gross profit increased by $2.6 million and $11.3 million for the three and nine months ended September 27, 2026, respectively, compared with the prior year periods. Product gross profit was favorably impacted by tariff refunds of $6.3 million and $14.2 million recorded as a reduction of cost of revenue for the three and nine months ended September 27, 2026, respectively. These increases were partially offset by lower ASPs for our products sold through retail channels as we continued promotional activities to stimulate household acquisition and subscriber growth, as well as higher inventory valuation adjustments as we head into a higher promotional holiday season.

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

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Research and development expense	$22,724	25.2%	$18,144	$69,196	31.1%	$52,798

Research and development expense increased by $4.6 million for the three months ended September 27, 2026 compared to the prior year period, primarily due to increases of $2.8 million in stock-based compensation as a result of the achievement of certain performance-based equity award targets, $0.7 million in payroll-related compensation which was driven by headcount growth, and $1.0 million in outside professional services as we continued to invest in platform services to support our subscription business.

Research and development expense increased by $16.4 million for the nine months ended September 27, 2026 compared to the prior year period, primarily due to increases of $8.3 million in stock-based compensation as a result of the achievement of certain performance-based equity award targets, $4.2 million in payroll-related compensation which was driven by headcount growth, and $3.8 million in outside professional services as we continued to invest in platform services to support our subscription business.

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

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Sales and marketing expense	$22,986	12.4%	$20,459	$69,725	12.9%	$61,765

Sales and marketing expense increased by $2.5 million for the three months ended September 27, 2026 compared to the prior year period, primarily due to increases of $0.8 million in stock-based compensation as a result of the achievement of certain performance-based equity award targets, $0.8 million in payroll-related compensation which was driven by headcount growth, and $0.7 million in professional services as we continued to invest in customer experience improvements.

Sales and marketing expense increased by $8.0 million for the nine months ended September 27, 2026 compared to the prior year period, primarily due to increases of $1.7 million in stock-based compensation as a result of the achievement of certain performance-based equity award targets, $1.5 million in payroll-related compensation which was driven by headcount growth, $1.4 million in professional services as we continued to invest in customer experience improvements, $1.4 million in marketing expenditures, $0.9 million in credit card and in-app processing fees which was driven by an increase in paid accounts and focused efforts to improve the customer app experience, $0.7 million in IT and facilities overhead related to allocations associated with corporate infrastructure, and $0.4 million in freight-out expenses.

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

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
General and administrative expense	$22,398	48.4%	$15,091	$63,733	29.5%	$49,210

General and administrative expense increased by $7.3 million for the three months ended September 27, 2026 compared to the prior year period, primarily due to increases of $3.6 million in stock-based compensation as a result of the achievement of certain performance-based equity award targets, $1.9 million in payroll-related compensation which was driven by headcount growth, $1.4 million in legal professional services, and $0.4 million in IT and facilities overhead related to allocations associated with corporate infrastructure.

General and administrative expense increased by $14.5 million for the nine months ended September 27, 2026 compared to the prior year period, primarily due to increases of $6.8 million in stock-based compensation as a result of the achievement of certain performance-based equity award targets, $2.1 million in payroll-related compensation which was driven by headcount growth, and $5.7 million in legal professional services.

Other operating expenses

Other operating expenses primarily include acquisition-related expense and workforce reduction costs.

Other Income, Net

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Gain on early lease termination	$—	**	$4,144	$—	**	$4,144
Gain on sale of long-term investment	$—	**	$—	$6,423	**	$—
Interest income, net	$1,087	(27.9)%	$1,508	$3,307	(20.7)%	$4,168
Other income (expense), net	$82	(83.7)%	$503	$177	**	$(102)
_________________________
**Percentage change not meaningful.

During the third fiscal quarter of 2025, we entered into a termination agreement for our office lease located in San Jose, California and recorded the derecognition of right-of-use assets and lease liabilities and a gain of $4.1 million upon the termination.

During the first fiscal quarter of 2026, we sold our strategic long-term investment. Upon completion of the sale, we received total cash proceeds of $18.9 million and recognized a realized gain of $6.4 million, representing the excess of proceeds received over the carrying value of the investment.

Interest income, net decreased for the three and nine months ended September 27, 2026 compared to the prior year periods, primarily due to declines in interest rates and investment balances.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
	(In thousands, except percentage data)
Provision for income taxes	$1,337	768.2%	$154	$2,184	443.3%	$402
Effective tax rate	60.8%		2.2%	10.4%		4.2%

The effective tax rate for the three months ended September 27, 2026 was higher than the U.S. federal statutory rate of 21% primarily due to cumulative research and development tax credit adjustments recorded in the quarter ended September 27, 2026 and the lower pre-tax income, which magnified the effect of discrete and non-deductible items on the rate. These increases were partially offset by earnings in foreign jurisdictions subject to lower tax rates and the continued impact of the valuation allowance. The effective tax rate for the nine months ended September 27, 2026 was lower than the U.S. federal statutory rate of 21% primarily due to earnings generated in lower-tax foreign jurisdictions and the continued impact of valuation allowances recorded against substantially all of our U.S. deferred tax assets and certain foreign tax attributes.

Although we have recently generated cumulative pre-tax income, we determined that we have not yet demonstrated a sustained level of profitability sufficient to support realization of the deferred tax assets. We also considered forecasted future taxable income; however, such projections are inherently uncertain and do not outweigh the available negative evidence. Based on the totality of evidence, we concluded that it is not more-likely-than-not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been maintained as of September 27, 2026. There is a reasonable possibility that within the next few quarters, sufficient positive evidence will become available to reach a conclusion that all or a significant portion of the valuation allowance against our U.S. net deferred tax assets would no longer be required.

Liquidity and Capital Resources

As of September 27, 2026, our cash and cash equivalents and short-term investments totaled $144.0 million and our unused borrowing capacity was $45.0 million based on the terms and conditions of the Credit Agreement. The proceeds of the borrowings under this credit facility may be used for working capital and general corporate purposes.

We have a history of losses and may incur operating and net losses in the future. As of September 27, 2026, our accumulated deficit was $364.3 million. Historically, we have funded our principal business activities through cash flows generated from operations and available cash on hand.

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

Legal contingencies

We are, and from time to time, we may become involved in disputes, litigation, and other legal actions in the ordinary course of business. At each reporting period, we evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. Significant judgment is required to determine both the probability and the estimated amount of loss. In such cases, we accrue for the amount or, if a range, we accrue the low end of the range, only if there is not a better estimate than any other amount within the range, as litigation reserves in other operating expense on the unaudited condensed consolidated statements of operations and comprehensive income.

Refer to Note 8. Commitments and Contingencies in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information about our operating leases, purchase obligations, and legal contingencies.

Stock repurchase program

On February 3, 2026, our Board of Directors authorized a stock repurchase program of up to an aggregate of $50.0 million of shares, which commenced in March 2026 and is expected to continue through December 31, 2027 unless extended or shortened by the Board of Directors. During the nine months ended September 27, 2026, we repurchased and subsequently retired 3.3 million shares of Arlo common stock for an aggregate repurchase of $44.0 million. As of September 27, 2026, $6.0 million remained available and authorized for future repurchases.

Cash Flow

The following table presents our cash flows for the periods presented.

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(In thousands)
Net cash provided by operating activities	$59,514	$58,952
Net cash used in investing activities	(81,987)	(30,428)
Net cash used in financing activities	(42,460)	(24,544)
Net cash increase (decrease)	$(64,933)	$3,980

Operating activities

Net cash provided by operating activities increased by $0.6 million for the nine months ended September 27, 2026 compared with the prior year period. The increase was primarily driven by improved profitability offset by unfavorable working capital movements, including the decrease in accounts payable balances mainly due to timing of payments, higher inventory purchases and lower accounts receivable balance primarily due to strong collections.

Investing activities

Net cash used in investing activities increased by $51.6 million for the nine months ended September 27, 2026 compared with the prior year period. The increase was primarily attributable to cash paid for business acquisitions and lower net proceeds from available-for-sale securities, partially offset by proceeds from the sale of a strategic investment.

Financing activities

Net cash used in financing activities increased by $17.9 million for the nine months ended September 27, 2026 compared with the prior year period, primarily due to higher repurchases of common stock.

Critical Accounting Policies and Estimates

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 27, 2026, other than as discussed in Note 2. Significant Accounting Policies and Recent Accounting Pronouncements, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 27, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A.Risk Factors

Our business, reputation, results of operations and financial condition, as well as the price of our stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.” During the nine months ended September 27, 2026, there have been no significant changes to the risk factors under the heading “Risk Factors” described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the quarter ended September 27, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2026 - July 26, 2026	—	$—	—	$20,095,728
July 27, 2026 - August 23, 2026	447,355	$13.80	447,355	$13,936,638
August 24, 2026 - September 27, 2026	602,645	$13.22	602,645	$5,987,431
Total	1,050,000		1,050,000
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

(2)     Average price paid per share includes commission costs, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022. Commission costs associated with share repurchases and excise taxes do not reduce the remaining authorized amount under our repurchase programs. As of September 27, 2026, $6.0 million remained available and authorized for future repurchases.

Item 5.    Other Information

Trading Arrangements

During the quarter ended September 27, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of Arlo’s securities set forth in the table below:

				Type of Trading Arrangement
Name and Position	Action	Action Date		Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Total Shares of Common Stock to be Sold		Expiration Date
Kurtis Binder, Chief Financial Officer and Chief Operating Officer	Adoption	August 14, 2026	(3)	X		289,485	(4)	November 26, 2027
Brian Busse, General Counsel	Adoption	September 2, 2026	(3)	X		160,652		November 26, 2027
_________________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(2)“Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(3)Adopted for personal tax planning purposes.

(4)This plan covers shares underlying certain of Mr. Binder’s equity awards, and with respect to certain of the equity awards, this plan is designed to sell a specified percentage of the net shares underlying such equity awards delivered after tax withholding, and the actual number of shares to be sold will depend on (i) the vesting of the shares underlying such equity awards, which is based upon the level of achievement of certain financial milestones relating to annual recurring revenue and gross margin, and (ii) state and federal tax rates applicable on the relevant vesting date. With respect to certain of the equity awards in this plan, Mr. Binder has designated certain target prices for the sale of shares, and if our stock is not trading at or above such target prices, the shares cannot be sold.

Item 6.Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Arlo Technologies, Inc.	8-K	8/7/2018	3.1
3.2	Amended and Restated Bylaws of Arlo Technologies, Inc.	8-K	4/7/2026	3.1
4.1	Common Stock Certificate of Arlo Technologies, Inc.	S-1/A	7/23/2018	4.1
10.1	Amended and Restated Non-Employee Director Compensation Policy	10-Q	8/6/2026	10.1
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X
32.1#	Section 1350 Certification of Principal Executive Officer				X
32.2#	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
#	This certification is deemed to accompany this Quarterly Report on Form 10-Q and will not be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities of that section. This certification will not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Date: November 5, 2026